Form 10-Q
period 1998-03-31
OPHIDIAN PHARMACEUTICALS INC
filed 1998-06-22
CIK 872947

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                      FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Quarterly period ended March 31, 1998

                                     OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                      Commission File Number  001-13835

                       OPHIDIAN PHARMACEUTICALS, INC.
           (Exact name of registrant as specified in its Charter)

            WISCONSIN                                           39-1661164
            ---------                                           ----------
 (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)


                5445 East Cheryl Parkway, Madison, WI  53711
            ----------------------------------------------------
            (Address of Principal Executive Offices and Zip Code)

                               (608) 271-0878
                               --------------
            (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

Yes  X   No
   -----   -----

* Registrant has filed all required reports noted in (1) above, but its registration statement, filed on Form S-1, became effective May 7, 1998, and therefore Registrant has not been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding
                Class                            June 15, 1998
                -----                            -------------
     Common Stock, $0.025 par value                9,039,930

                       OPHIDIAN PHARMACEUTICALS, INC.
                        QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED MARCH 31, 1998


                              TABLE OF CONTENTS

                                                                    PAGE NO.
                                                                    --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets - March 31, 1998 and
         September 30, 1997                                             3

         Condensed Statements of Operations -
         Three-months ended March 31, 1998 and 1997,
         six-months ended March 31, 1998 and 1997 and
         the period from inception (November 11, 1989)
         to March 31, 1998.                                             4

         Condensed Statements of Cash Flows -
         Six-months ended March 31, 1998 and 1997 and
         the period from inception (November 11, 1989)
         to March 31, 1998.                                             5

         Notes to Condensed Financial Statements                        7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9

PART II  OTHER INFORMATION                                             13

EXHIBITS                                                               14

SIGNATURES                                                             15


                       OPHIDIAN PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE CORPORATION)
                               BALANCE SHEETS

                                                     SEPTEMBER 30    MARCH 31,
                                                          1997          1998
                                                      -----------   -----------
                       ASSETS                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents........................   $ 3,547,036   $ 1,543,596
  Short-term investments...........................       359,588       239,926
  Accounts receivable..............................       214,988        79,496
  Prepaid expenses and other.......................        58,975       244,156
                                                      -----------   -----------
    Total current assets...........................     4,180,587     2,107,174
Other assets.......................................       278,005       659,199
Equipment and leasehold improvements
  Furniture and fixtures...........................        96,692        96,692
  Manufacturing equipment..........................       123,452       184,519
  Laboratory equipment.............................       429,758       480,579
  Office equipment.................................        54,537        54,537
  Leasehold improvements...........................        24,092        24,092
                                                      -----------   -----------
                                                          728,531       840,419
  Accumulated depreciation.........................       406,167       473,545
                                                      -----------   -----------
Net equipment and leasehold improvements...........       322,364       366,874
Patent costs, net of accumulated amortization of
  $24,935 and $30,442, September 30, 1997, and
  March 31, 1998, respectively.....................     1,194,650     1,326,270
                                                      -----------   -----------
    Total assets...................................   $ 5,975,606   $ 4,459,517
                                                      ===========   ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................   $   246,096   $   271,422
  Accrued expenses and other liabilities...........       105,502        89,952
  Current portion of capital lease obligations.....        16,450        11,366
                                                      -----------   -----------
    Total current liabilities......................       368,048       372,740
Capital lease obligations, less current portion....        17,956        14,427
Deferred revenue -- noncurrent.....................       191,646       345,641
Commitments and contingencies
Shareholders' equity:
  Common stock, $.0025 par value, 22,400,000 shares
    authorized, 7,288,566 and 7,289,930 shares
    issued and outstanding at September 30, 1997,
    and March 31, 1998, respectively...............        18,218        18,225
  Additional paid-in capital.......................    12,680,394    12,694,763
  Deficit accumulated during the
    development stage..............................    (7,299,633)   (8,986,161)
  Net unrealized loss on available-for-sale
    securities.....................................        (1,023)         (118)
                                                      -----------   -----------
Total shareholders' equity.........................     5,397,956     3,726,709
                                                      -----------   -----------
Total liabilities and shareholders' equity.........   $ 5,975,606   $ 4,459,517
                                                      ===========   ===========


See accompanying notes to condensed financial statements.                      3

                       OPHIDIAN PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE CORPORATION)
                          STATEMENTS OF OPERATIONS


                                                                                     PERIOD FROM
                                                                                      INCEPTION
                                                                                      (NOVEMBER
                                THREE MONTHS ENDED          SIX MONTHS ENDED         11, 1989) TO
                                      MARCH 31,                 MARCH 31,              MARCH 31,
                              ----------------------   -------------------------------------------
                                 1997         1998         1997           1998            1998
                              ---------    ---------   -----------    ----------------------------
                                     (UNAUDITED)               (UNAUDITED)             (UNAUDITED)
Revenues                      $ 107,243    $ 115,570   $   500,604    $   230,755     $  4,503,897
Operating expenses:
  Research & development.....   622,467      653,611     1,051,465      1,320,243        8,994,226
  General & administrative...   246,778      331,695       502,929        686,795        5,402,054
                              ---------    ---------   -----------    -----------     ------------
    Total operating expenses    869,245      985,306     1,554,394      2,007,038       14,362,312
Operating loss...............  (762,002)    (869,736)   (1,053,790)    (1,776,283)      (9,858,415)
Operating income (expense):
  Investment income, net.....    82,473       44,917       158,337         91,019          910,739
  Interest expense...........      (941)        (639)       (1,659)        (1,363)         (39,349)
  Other income...............         -          100             -            100              865
                              ---------    ---------   -----------    -----------     ------------
                                 81,532       44,378       156,678         89,756          872,255
                              ---------    ---------   -----------    -----------     ------------
    Net loss................. $(680,470)   $(825,358)   $ (897,112)   $(1,686,527)    $ (8,986,160)
                              =========    =========    ==========    ===========     ============
Net loss per share........... $   (0.09)   $   (0.11)   $    (0.13)   $     (0.23)


See accompanying notes to condensed financial statements.                     4

                        OPHIDIAN PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE CORPORATION)
                           STATEMENTS OF CASH FLOWS

                                                                  PERIOD FROM
                                                                   INCEPTION
                                                                   (NOVEMBER
                                                                  11, 1989) TO
                                  SIX MONTHS ENDED MARCH 31,        MARCH 31,
                                     1997            1998              1998
                                 (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                ------------    --------------    -------------
OPERATING ACTIVITIES
Net loss....................... $  (897,112)    $  (1,686,527)    $ (8,986,160)
Adjustments to reconcile
  net loss to net cash used
  in operating activities:
  Depreciation and
    amortization...............      59,970            80,838          559,024
  Loss on sale of
    investments................           -                 -           86,806
  Common stock issued for
    consulting services........       6,000            14,375           73,476
  Provision for Compensation --
    consulting stock options...                                         85,000
  Assignment of intellectual
    property used in
    research and development...                                        200,000
  Changes in operating
    assets and liabilities:
    Accounts receivable........     (13,195)          135,492          (79,496)
    Prepaid expenses and
      other assets.............    (179,577)         (185,181)        (244,156)
    Accounts payable...........      48,348            25,326          271,422
    Accrued expenses and other
      liabilities..............      13,566           (15,550)          89,952
    Deferred revenue...........    (285,221)          153,995          345,641
                                -----------     -------------     ------------
Net cash used in operating
  activities...................  (1,247,221)       (1,477,232)      (7,598,491)

INVESTING ACTIVITIES
  Purchase of available-for-
    sale securities                       -                 -       (4,517,181)
  Proceeds from available-for-
    sale securities............     224,008           112,614        4,168,874
  Purchase of equipment and
    leasehold improvements,
    net........................    (144,486)         (111,888)        (770,356)
  Expenditures for patents
    and other assets...........     (88,881)         (137,127)      (1,363,663)
                                -----------     -------------     ------------
Net cash used in
  investing activities.........      (9,359)         (136,401)      (2,482,326)

FINANCING ACTIVITIES
  Proceeds from issuance of
    common stock...............   3,115,497                 -       12,462,365
  Private placement
    financing costs............      (2,909)                -         (107,854)
  Principal payments of capital
    lease obligations..........     (10,675)           (8,613)         (70,899)
  Advances from shareholder....           -                 -          330,000
  Payments to shareholder......           -                 -         (330,000)
  Offering costs...............           -          (381,194)        (659,199)
                                -----------     -------------     ------------
Net cash provided by (used in)
  financing activities.........   3,101,913          (389,807)      11,624,413
Net increase (decrease) in
  cash and cash equivalents....   1,845,333        (2,003,440)       1,543,596
Cash and cash equivalents
  at beginning of period.......   3,276,339         3,547,036                -
                                -----------     -------------     ------------
Cash and cash equivalents
  at end of period............. $ 5,121,672     $   1,543,596     $  1,543,596
                                ===========     =============     ============

See accompanying notes to condensed financial statements.                    5

                       OPHIDIAN PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE CORPORATION)
                          STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flows information--
  Cash paid for interest..............................   $1,659        $ 1,363
Supplemental disclosure of non-cash transactions--
  Common stock issued for consulting services.........   $6,000        $14,375



See accompanying notes to condensed financial statements.                    6

                       OPHIDIAN PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE CORPORATION)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's registration statement filed on Form S-1, as amended, effective May 7, 1998, containing audited financial statements for the fiscal year ended September 30, 1997. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and six-month periods ended March 31, 1998, are not necessarily indicative of the results that might be expected for the year ended September 30, 1998.

NOTE 2.  NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements.

The following table sets forth the number of basic weighted-average shares used in the per share calculations for the period. Dilutive earnings per share is not shown as the impact is antidilutive.

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             MARCH 31                          MARCH 31,
                                                      1997           1998                 1997           1998
                                                   ---------      ---------            ---------      ---------
Weighted average shares outstanding                 7,572,449      7,290,434           7,144,547      7,288,875

Options and warrants that could potentially
  dilute basic earnings per share in the future
  that are not included in the computation of
  diluted earnings per share as their impact
  is antidilutive (treasury stock method)             391,883        398,292             383,766        398,292


                       OPHIDIAN PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE CORPORATION)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 3.  INITIAL PUBLIC OFFERING

Subsequent to the quarter ended March 31, 1998, the Company commenced, on May 7, 1998, an initial public offering of 1,750,000 units at a price of $6.10 per unit, each consisting of one share of common stock, $.0025 par value, and one redeemable common stock purchase warrant. The Company has granted the underwriters an option to purchase up to an additional 262,500 units to cover any over-allotments. The net proceeds to the Company from the offering, after deduction of underwriting discounts and other estimated expenses relating to the offering, are estimated to be approximately $8,847,000 (or approximately $10,264,000 on the over-allotment option exercise). The Company intends to use the net proceeds for technology development/new product discovery, product development, capital expenditures and working capital, and general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document. This document contains forward-looking statements which involve risk and uncertainties. The Company's actual results may differ significantly from the results in the forward-looking statements.

OVERVIEW

Ophidian is a development stage corporation focused on the research, development and commercialization of therapeutic products for human and animal use. The Company's business has been directed to numerous areas of disease but has focused principally on products for infectious disease prevention and treatment. The Company has not received any revenues from the sale of Food and Drug Administration ("FDA") licensed products to date and does not expect to receive any such revenues during the next two fiscal years. Except for the fiscal year ended September 30, 1993 ("Fiscal 1993"), the Company has been unprofitable every year since inception. The Company expects to incur additional losses over the next several years. At March 31, 1998, the Company had an accumulated deficit of $8,986,161 and for the six months ended March 31, 1998, incurred a net loss of $1,686,528.

The Company intends to continue investing in the further research and development of its technologies and products in infectious disease and other therapeutic areas. Depending on a variety of factors, including collaborative arrangements, availability of personnel and financial resources, the Company will engage in the development of its products and establish capabilities to support regulatory submissions. The Company will need to make additional capital investments in research and development laboratories and manufacturing facilities, including the construction of facilities for large-scale production of avian antibodies and supporting testing laboratories. Investments in manufacturing and associated capabilities would be required to be made before any regulatory agency would grant approval to market products, however, there can be no assurance that such approval will be granted. It is expected that the Company will need to hire additional personnel to support increased research and development, manufacturing, quality systems, and general business requirements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998, Compared to Three Months Ended March 31,
1997

Revenues. Revenues were virtually unchanged at $115,670 for the three months ended March 31, 1998, as compared to $107,243 for the three months ended March 31, 1997.

Research and Development Expense. Research and development expenses increased $31,144 to $653,611 for the three months ended March 31, 1998, as compared to $622,467 for the three months ended March 31, 1997. The increase in expenses in the three months ended March 31, 1998, resulted primarily from additional personnel expenses and costs associated with preclinical and clinical development of the Clostridium difficile-Associated Disease ("CDAD") therapeutic antitoxin and development of certain technologies (transforming growth factor beta) related to the discovery of new drug targets and drug products in the area of infectious diseases and other disease areas where the Company believes business opportunities exist.

General and Administrative Expenses. General and administrative expenses increased $84,917 to $331,695 for the three months ended March 31, 1998, as compared to $246,778 for the three months ended March 31, 1997. The increase in expenses in the three months ended March 31, 1998, resulted primarily from increased salary expenses and other expenses to support business development, site selection, design, planning, and negotiations for its first manufacturing facility and financial functions.

Interest Income and Expenses. Interest income decreased $37,556 to $44,917 for the three months ended March 31, 1998, as compared to $82,473 for the three months ended March 31, 1997. The decrease in interest income in the three months ended March 31, 1998, resulted from lower average cash deposits. Interest expense for the two periods was negligible.

Net Loss. Net losses increased $144,888 to $825,358 for the three months ended March 31, 1998, as compared to $680,470 for the three months ended March 31, 1997. The increased loss in the three months ended March 31, 1998, resulted primarily from increased research and development and general and administrative expenses.

Net Operating Loss. The company generated net operating loss carry-forwards for federal and state income tax purposes for the three months ended March 31, 1998. A valuation allowance has been recorded by the Company.

Six Months Ended March 31, 1998, Compared to Six Months Ended March 31, 1997

Revenues. Revenues decreased $269,849 to $230,755 for the six months ended March 31, 1998, as compared to $500,604 for the six months ended March 31, 1997. Revenues in the six months ended March 31, 1997, were greater due primarily to the one-time payment of $300,000 from Eli Lilly and Company ("Lilly") in connection with the achievement of certain product development milestones.

Research and Development Expenses. Research and development expenses increased $268,778 to $1,320,243 for the six months ended March 31, 1998, as compared to $1,051,465 for the six months ended March 31, 1997. The increase in expenses in the six months ended March 31, 1998, resulted primarily from additional personnel expenses and costs associated with preclinical and clinical development of the CDAD therapeutic antitoxin and development of certain technologies (transforming growth factor beta) related to the discovery of new drug targets and drug products in the area of infectious diseases and other disease areas where the company believes business opportunities exist.

General and Administrative Expenses. General and administrative expenses increased $183,866 to $686,795 for the six months ended March 31, 1998, as compared to $502,929 for the six months ended March 31, 1997. The increase in expenses in the six months ended March 31, 1998, resulted primarily from increased salary expenses and other expenses to support business development, site selection, design, planning, and negotiations for its first manufacturing facility, and financial functions.

Interest Income and Expenses. Interest income decreased $67,318 to $91,019 for the six months ended March 31, 1998, as compared to $158,337 for the six months ended March 31, 1997. The decrease in interest income in the six months ended March 31, 1998, resulted from lower average cash deposits. The variance in interest expense between the two periods was negligible.

Net Operating Loss. The company generated net operating loss carry-forwards for federal and state income tax purposes for the six months ended March 31, 1998. A valuation allowance has been recorded by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the sale of equity and revenues consisting of payments received under collaborative agreements and federal research grants. As of March 31, 1998, the Company had received $12,820,842 in gross proceeds from the sale of equity. The Company's principal sales of equity have occurred through private placement stock offering activities and sales of equity to Lilly.

A significant subsequent event occurred in May 1998. The Company commenced its initial public offering (IPO) of units consisting of common stock and common stock purchase warrants.

Net cash used in operating activities was $1,477,232 for the six months ended March 31, 1998, as compared with net cash used in operating activities of $1,247,221 for the six months ended March 31, 1997. The increase in cash used in operating activities is primarily attributable to increased research and development funding activities and increased general and administrative expenses. Net cash used in investing activities was $136,401 for the six months ended March 31, 1998, as compared to $9,359 for the equivalent period a year earlier. The increase is principally attributable to a decrease in net proceeds received from available-for-sale investment activities and increases in expenditures for patents offset in part by a decrease in purchases of equipment. Net cash used in financing activities was $389,807 for the six months ended March 31, 1998, as compared with cash provided by financing activities of $3,101,913 for the equivalent period a year earlier. The change is primarily attributable to the receipt of $2,999,997 in October 1996 in proceeds from the sale of equity to Lilly and a private placement offering which was completed in October 1996 resulting in net proceeds of $2,629,957 in fiscal 1996.

The Company believes that with the net proceeds from its IPO and its existing capital resources (cash and short term investments of $1,783,522 as of March 31, 1998), interest income and future revenues and equity investments, if any, due under collaborative agreements, will be sufficient to satisfy its funding requirements for at least the twelve months following the date of this document. The Company is seeking long-term debt financing of up to approximately $7.5 million (secured by the assets plus approximately 30% in cash or cash equivalents) to complete construction of its first manufacturing facility. This amount may increase based on site selection. In addition, these funding requirements included continued expenditures for research and development programs, as well as expenditures related to expanded laboratory and general corporate facilities.

Furthermore, the Company anticipates that the following material changes will occur in the next twelve months: hiring of additional manufacturing personnel, purchase of capital equipment and increased operating expenses in connection with bulk manufacturing. The Company anticipates that its expenses incurred in bulk manufacturing of the CDAD product will increase and will contribute to future increases in net operating losses. These future increases in operating losses will result from the hiring of additional manufacturing and quality control personnel and the operation of a facility. If CDAD fails to secure FDA approval, the Company's success or lack thereof in securing other business in addition to the CDAD product for its facility will have a material affect on future profitability and cash flows. The Company as a normal part of its strategy and business practice is actively soliciting additional collaborative agreements and considering other alternatives to enhance its capital resources.

NET OPERATING LOSSES

The Company has not generated taxable income to date. At March 31, 1998, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $9,330,000. These carry-forwards expire beginning in 2007 if not utilized. At March 31, 1998, the Company has research and other federal tax credit carry-forwards of approximately $515,000 and Wisconsin carry-forwards of approximately $220,000. The Company has recorded a full valuation allowance against any deferred tax assets established for the carry-forwards.

Utilization of the net operating losses and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Since this statement applies only to the presentation of comprehensive income, it will not have any impact on the Company's results of operations, financial position or cash flows.

In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. The statement defines operating segments as components of an enterprise for which separate financial information is available and evaluated regularly as a means for assessing segment performance and allocating resources to segments. A measure of profit or loss, total assets and other related information are required to be disclosed for each operating segment. In addition, this statement requires the annual disclosure of information concerning revenues derived from the enterprise's products or services, countries in which it earns revenue or holds assets, and major customers. The statement is also effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will not affect the Company's results of operations or financial position, but may affect the disclosure of segment information in the future.

YEAR 2000 IMPACT

The Company anticipates a complete conversion of its computer hardware, software operating systems and application systems concurrent with the planned commencement of manufacturing operations to meet the more sophisticated requirements of a biopharmaceutical manufacturer. The Company has inventoried and evaluated the software application systems presently employed. The Company does not believe remediation and testing will entail any significant costs (in the absence of the conversion discussed above). Nor is any material impact on operations envisioned in the absence of the conversion.

                         PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings--None

ITEM 2.  Changes in Securities and Use of Proceeds

         (a)  None

         (b)  None

         (c)  None

         (d) The information in this paragraph 2(d) relates to the Registrant's Registration Statement on Form S-1, Registration No. 333-33219 (the "Registration Statement"). The managing underwriters (the "Underwriters") for the offering of the securities sold pursuant to the Registration Statement (the "Offering") were Dirks & Company, Inc. and Security Capital Trading, Inc. The Offering commenced on May 7, 1998. The following chart sets forth the securities registered pursuant to the Offering, for the account of the registrant, the amount sold to date and the aggregate offering price of the amount sold to date:

                                                                Aggregate Offering
                        Amount       Aggregate     Amount Sold    Price of Amount
      Security        Registered   Offering Price    to Date        Sold to Date
----------------------------------------------------------------------------------
 Unit consisting of   2,012,500(1)     $6.10        1,750,000     $10,675,000
 one share of Common
 Stock, par value
 $.01 per share
 ("Common Stock")
 and one redeemable
 Common Stock
 Purchase Warrant
 ("Warrant")
-------------------------------------------------------------------------------

(1) Includes 262,500 additional units registered pursuant to an over-allotment option (the "Over-Allotment Option") granted to the Underwriters.
     Excludes (i) additional shares of Common Stock issuable upon exercise of the Warrants, (ii) additional shares of Common Stock issuable upon exercise of certain Representatives' Warrants, as defined in the Registration Statement, and (iii) additional shares of Common Stock issuable upon exercise of Warrants issuable upon exercise of the Representatives' Warrants.

The Offering has terminated, except that the Underwriters may exercise the Over-Allotment Option to purchase an additional 262,500 Units. Because the Offering commenced after the ending date of the reporting period of this report, information with respect to subparagraphs (v), (vi) and (vii) of paragraph (f)(4) of Item 701 will be disclosed in Registrant's next quarterly report.

ITEM 3.  Defaults upon Senior Securities - None

ITEM 4.  Submission of Matters to a vote of Security Holders - None

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits (see exhibit list)

         (b)  Reports on Form 8-K - None

ITEM 6(a)  EXHIBIT LIST

 Number  Description
-------------------------------------------------------------------------------
 3.1     Amended and Restated Articles of Incorporation of the Registrant,
         filed as Exhibit 3.1 to the Registration Statement, and hereby incorporated by reference.

 3.2 Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registration Statement, and hereby incorporated by reference.

 4.1     Specimen Common Stock Certificate, filed as Exhibit 4.1 to the
         Registration Statement, and hereby incorporated by reference.

 4.2     Specimen Warrant Certificate, filed as Exhibit 4.2 to the Registration
         Statement, and hereby incorporated by reference.

 4.3     Form of Representatives' Warrant Agreement, including Specimen
         Representatives' Warrant, filed as Exhibit 4.3 to the Registration
         Statement, and hereby incorporated by reference.

 4.4     Form of Warrant Agreement, filed as Exhibit 4.4 to the Registration
         Statement and hereby incorporated by reference.

 4.5     Specimen Unit Certificate, filed as Exhibit 4.5 to the Registration
         Statement, and hereby incorporated by reference.

 10.1    Lease dated February 12, 1994, between the Company and Promega
         Corporation, filed as Exhibit 10.1 to the Registration Statement, and hereby incorporated by reference.

 10.2    1997 Incentive Stock Option Plan, filed as Exhibit 10.2 to the
         Registration Statement, and hereby incorporated by reference.

 10.3    1990 Incentive Stock Option Plan, filed as Exhibit 10.3 to the
         Registration Statement, and hereby incorporated by reference.

 10.4    1992 Employee Stock Option Plan, filed as Exhibit 10.4 to the
         Registration Statement, and hereby incorporated by reference.

 10.5    Agreement dated June 3, 1996, between the Company and Eli Lilly and
         Company, filed as Exhibit 10.5 to the Registration Statement, and hereby incorporated by reference.

 10.6    Employment Agreement dated June 1, 1997, between the Company and
         Douglas C. Stafford, filed as Exhibit 10.6 to the Registration
         Statement, and hereby incorporated by reference.

 10.7    Employment Agreement dated June 1, 1997, between the Company and
         Joseph Firca, filed as Exhibit 10.7 to the Registration Statement, and hereby incorporated by reference.

 10.8    Employment Agreement dated August 1, 1997, between the Company and F.
         Michael Hoffmann, filed as Exhibit 10.8 to the Registration Statement, and hereby incorporated by reference.

 10.9    Employment Agreement dated November 6, 1997, between the Company and
         Donald L. Nevins, filed as Exhibit 10.9 to the Registration Statement, and hereby incorporated by reference.

 27.0    Financial Data Schedule


                                 SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Ophidian Pharmaceuticals, Inc.
                       ------------------------------
                                (Registrant)



June 19, 1998              By: /s/ Douglas C. Stafford
                               -------------------------------------
                               Douglas C. Stafford
                               President and Chief Executive Officer

June 19, 1998              By: /s/ Donald L. Nevins
                               -------------------------------------
                               Donald L. Nevins
                               Chief Financial Officer

June 19, 1998              By: /s/ Margaret B. van Boldrik
                               -------------------------------------
                               Margaret B. van Boldrik
                               Secretary