Form 10-Q
period 1998-06-30
OPHIDIAN PHARMACEUTICALS INC
filed 1998-08-14
CIK 872947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Quarterly period ended June 30, 1998

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

                   5445 East Cheryl Parkway, Madison, WI 53711
                   -------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (608) 271-0878
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                OUTSTANDING
                                        CLASS                 AUGUST 13, 1998
                                        -----                 ---------------
                           Common Stock, $0.025 par              9,223,018
                           value

                         OPHIDIAN PHARMACEUTICALS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


                                                                                                PAGE NO.
           PART I   FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Condensed Balance Sheets - June 30,
                   1998 and September 30, 1997                                                       3

                   Condensed Statements of Operations - Three months ended June
                   30, 1998 and 1997, nine months ended June 30, 1998 and 1997
                   and the period from inception (November 11, 1989) to June                         4
                   30, 1998.

                   Condensed Statements of Cash Flows -
                   Nine months ended June 30,
                   1998 and 1997 and the period from
                   inception (November 11, 1989) to June                                             5
                   30, 1998.

                   Notes to Condensed Financial                                                      6
                   Statements

           Item 2. Management's Discussion                                                           7
                   and Analysis of Financial
                   Condition and Results of Operations

           PART II  OTHER INFORMATION

           Item 2. Changes in Securities and Use of Proceeds                                        11

           Item 6. Exhibits and Reports on Form 8-K                                                 11


           SIGNATURES                                                                               13

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                                 BALANCE SHEETS



                                                                             SEPTEMBER 30,       JUNE 30,
                                                                                  1997             1998
                                                                             -------------       --------
                                       ASSETS                                                   (UNAUDITED)
          Current assets:
            Cash and cash equivalents....................................      $ 3,547,036     $10,812,305
            Short-term investments.......................................          359,588               -
            Accounts receivable..........................................          214,988          74,670
            Prepaid expenses and other...................................           58,975         193,319
                                                                               -----------     -----------
              Total current assets.......................................        4,180,587      11,080,294
          Other assets...................................................          278,005         114,943
          Equipment and leasehold improvements
            Furniture and fixtures.......................................           96,692          96,692
            Manufacturing equipment......................................          123,452         264,080
            Laboratory equipment.........................................          429,758         493,952
            Office equipment.............................................           54,537          54,537
            Leasehold improvements.......................................           24,092          24,092
                                                                               -----------     -----------
                                                                                   728,531         933,353
            Accumulated depreciation and amortization....................          406,167         511,869
                                                                               -----------     -----------
          Net equipment and leasehold improvements.......................          322,364         421,484
          Patent costs, net of accumulated amortization of
            $24,935 and $33,196, September 30, 1997, and
            June 30, 1998, respectively..................................        1,194,650       1,334,489
                                                                               -----------     -----------
              Total assets...............................................      $ 5,975,606     $12,951,210
                                                                               ===========     ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
          Current liabilities:
            Accounts payable.............................................      $   246,096     $   520,758
            Accrued expenses and other liabilities.......................          105,502          90,917
            Current portion of capital lease obligations.................           16,450           9,169
                                                                               -----------     -----------
              Total current liabilities..................................          368,048         620,844
          Capital lease obligations, less current portion................           17,956          12,706
          Deferred revenue -- noncurrent.................................          191,646         345,641
          Commitments and contingencies
          Shareholders' equity:
            Common stock, $.0025 par value, 22,400,000 shares authorized,
              7,287,315 and 9,223,018 shares issued and outstanding at
              September 30, 1997, and June 30, 1998, respectively........           18,218          23,058
            Additional paid-in capital...................................       12,680,394      22,055,434
            Deficit accumulated during the
              development stage..........................................       (7,299,633)    (10,106,675)
            Net unrealized loss on available-for-sale
              Securities.................................................           (1,023)            202
                                                                               -----------     -----------
          Total shareholders' equity.....................................        5,397,956      11,972,019
                                                                               -----------     -----------
          Total liabilities and shareholders' equity.....................      $ 5,975,606     $12,951,210
                                                                               ===========     ===========


See accompanying notes to condensed financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF OPERATIONS


                                                                                                        PERIOD FROM
                                                                                                         INCEPTION
                                                                                                       (NOVEMBER 11,
                                     THREE MONTHS ENDED                  NINE MONTHS ENDED               1989) TO
                                           JUNE 30,                           JUNE 30,                   JUNE 30,
                                    1997             1998              1997              1998              1998
                              ---------------  ---------------   ---------------   ---------------  ---------------
                                         (UNAUDITED)                        (UNAUDITED)               (UNAUDITED)
Revenues                        $      82,900    $      51,686     $     583,504     $     282,440    $   4,555,582
Operating expenses:
  Research & development.....         736,874          821,209         1,788,339         2,141,452        9,781,467
  General & administrative...         238,694          399,912           741,623         1,086,706        5,801,965
                                -------------    -------------     -------------     -------------    -------------
    Total operating expenses          975,568        1,221,121         2,529,962         3,228,158       15,583,432
Operating loss...............        (892,668)      (1,169,435)       (1,946,458)       (2,945,718)     (11,027,850)
Other income (expense):
  Investment income, net.....          57,872           49,409           216,209           140,428          960,148
  Interest expense...........          (1,479)            (488)           (2,293)           (1,852)         (39,838)
  Other income...............               -                -                 -               100              865
                                -------------    -------------     -------------     -------------    -------------
                                       56,393           48,921           213,916           138,676          921,175
                                -------------    -------------     -------------     -------------    -------------
    Net loss.................   $    (836,275)   $  (1,120,514)    $  (1,732,542)    $  (2,807,042)   $ (10,106,675)
                                =============    =============     =============     =============    =============
Net loss per share...........   $      (0.11)    $      (0.13)     $      (0.24)     $      (0.37)

See accompanying notes to condensed financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF CASH FLOWS



                                                                                               PERIOD FROM
                                                                                                INCEPTION
                                                                                              (NOVEMBER 11,
                                                           NINE MONTHS ENDED JUNE 30,        1989) TO JUNE 30,
                                                           1997                1998                1998
                                                    ------------------  ------------------  ------------------
                                                        (UNAUDITED)         (UNAUDITED)         (UNAUDITED)

     OPERATING ACTIVITIES
     Net loss.......................................     $(1,732,542)        $(2,807,042)        $(10,106,675)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization................          83,835             105,702             583,888
       Loss on sale of investments..................             224                   -              86,806
       Common stock issued for consulting services..          15,003              14,375              73,476
       Provision for Compensation --
         consulting stock options...................                                                  85,000
       Assignment of intellectual property used in
         research and development...................                                                 200,000
       Changes in operating assets and
         liabilities:
         Accounts receivable........................        (177,324)            140,318             (74,670)
         Prepaid expenses and other assets..........         (18,800)           (134,344)           (193,319)
         Accounts payable...........................         328,798             274,662             520,758
         Accrued expenses and other liabilities.....           1,898             (14,585)             90,917
         Deferred revenue...........................        (108,342)            153,995             345,642
                                                         -----------         -----------         -----------
     Net cash used in operating activities..........      (1,607,250)         (2,266,919)         (8,388,178)

     INVESTING ACTIVITIES
       Purchase of available-for-sale securities....               -                   -          (4,517,181)
       Proceeds from available-for-sale securities..         467,010             359,740           4,416,000
       Purchase of equipment and leasehold
         improvements, net..........................        (137,892)           (204,822)           (863,290)
       Expenditures for patents and other assets....        (422,242)           (253,708)         (1,480,244)
                                                         -----------         -----------         -----------
     Net cash used in investing activities..........         (93,124)            (98,790)         (2,444,715)

     FINANCING ACTIVITIES
     Proceeds from issuance of common stock.........       3,115,497          11,791,855          24,254,220
       Offering costs...............................               -          (2,148,346)         (2,426,351)
       Private placement financing costs............          (2,909)                  -            (107,854)
       Principal payments of capital lease
         obligations................................         (13,537)            (12,531)            (74,818)
       Advances from shareholder....................               -                   -             330,000
       Payments to shareholder......................               -                   -            (330,000)
                                                         -----------         -----------         -----------
     Net cash provided by financing activities......       3,099,051           9,630,978          21,645,197
     Net increase in cash and cash equivalents......       1,398,677           7,265,269          10,812,305
     Cash and cash equivalents at beginning of
       period.......................................       3,276,339           3,547,036                   -
                                                         -----------         -----------         -----------

     Cash and cash equivalents at end of period.....     $ 4,675,016         $10,812,305         $10,812,305
                                                         ===========         ===========         ===========

     Supplemental disclosure of cash flows
       information--
       Cash paid for interest.......................     $     2,293         $     1,852

     Supplemental disclosure of non-cash
       transactions--
       Common stock issued for consulting services..     $    15,003         $    14,375


See accompanying notes to condensed financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's registration statement filed on Form S-1, as amended, effective May 7, 1998, containing audited financial statements for the fiscal year ended September 30, 1997. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and nine month periods ended June 30, 1998, are not necessarily indicative of the results that might be expected for the year ended September 30, 1998.

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


                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                                  1997              1998             1997              1998
                                           ----------------- ---------------------------------- -----------
    Weighted average shares outstanding         7,285,337         8,334,726        7,191,437         7,637,492


    Options and warrants that could potentially
      dilute basic earnings per share in the
      future that are not included in the
      computation of diluted earnings per
      share as their impact is antidilutive
      (treasury stock method)                     351,863           358,391          351,863           358,391

NOTE 3.  INITIAL PUBLIC OFFERING ("IPO")

The Company commenced, on May 7, 1998, an initial public offering of 1,750,000 units at a price of $6.10 per unit, each consisting of one share of common stock, $.0025 par value, and one redeemable common stock purchase warrant. The Company granted the underwriters an option to purchase up to an additional 262,500 units to cover over-allotments, which option was exercised on June 23, 1998, as to 183,088 units. The net proceeds to the Company from the offering, after deduction of underwriting discounts and other expenses related to the offering, were $8,390,500 (or $9,365,504 after exercise of the over-allotment option). The Company intends to use the net proceeds for technology development/new product discovery, product development, capital expenditures and working capital, and general corporate purposes.

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document. This document contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that the Company's actual results may differ significantly from the results anticipated in these forward-looking statements as a result of various factors. Such factors include, but are not limited to, those discussed below and in the section titled "Risk Factors" (pages 7-18) of the Company's Prospectus, which is part of the Company's registration statement, filed on Form S-1, as amended, effective May 7, 1998. The Company undertakes no obligation to revise such forward-looking statements to reflect events or circumstances occurring after the date hereof.

OVERVIEW

Ophidian is a development stage corporation focused on the research, development and commercialization of therapeutic products for human and animal use. The Company's business has been directed to numerous areas of disease but has focused principally on products for infectious disease prevention and treatment. The Company has not received any revenues from the sale of Food and Drug Administration ("FDA") licensed products to date and does not expect to receive any such revenues during the next two fiscal years. Except for the fiscal year ended September 30, 1993 ("Fiscal 1993"), the Company has been unprofitable every year since inception. The Company expects to incur additional losses over the next several years. At June 30, 1998, the Company had an accumulated deficit of $10,106,675 and for the nine months ended June 30, 1998, incurred a net loss of $2,807,042.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998, Compared to Three Months Ended June 30, 1997

Revenues. Revenues decreased $31,214 or 38% to $51,686 for the three months ended June 30, 1998, as compared to $82,900 for the three months ended June 30, 1997, due to the completion of a Department of Defense Small Business Innovative Research Grant, which ended June 1998.

Research and Development Expenses. Research and development expenses increased $84,335 or 11% to $821,209 for the three months ended June 30, 1998, as compared to $736,874 for the three months ended June 30, 1997. The increase in expenses in the three months ended June 30, 1998, resulted primarily from additional laboratory supply expenses and costs associated with the clinical development of the Clostridium difficile-associated disease ("CDAD") therapeutic antitoxin and development of certain technologies (transforming growth factor beta) related to the discovery of new drug targets and drug products in the area of infectious diseases and other disease areas where the Company believes business opportunities exist. Furthering Ophidian's position in the avian antibody field, the Company received two new U.S. patents covering the CDAD product and has obtained an exclusive license to two U.S. patents covering general methods for the production of avian antibodies.

General and Administrative Expenses. General and administrative expenses increased $161,218 or 68% to $399,912 for the three months ended June 30, 1998, as compared to $238,694 for the three months ended June 30, 1997. The increase in expenses in the three months ended June 30, 1998, resulted primarily from increased salary expenses to support business development, site selection, design, planning, and negotiations for the company's first manufacturing facility, insurance expense and license fees on newly obtained technology. The Company expects to announce a site for its first manufacturing facility in the fiscal fourth quarter.

Interest Income and Expenses. Interest income decreased $8,463 or 15% to $49,409 for the three months ended June 30, 1998, as compared to $57,872 for the three months ended June 30, 1997. The decrease in interest income for the three months ended June 30, 1998, resulted from lower interest rates offset in part by slightly higher average balances in the current period. Interest expense for the periods was negligible.

Net Loss. Net losses increased $284,239 or 34% to $1,120,514 for the three months ended June 30, 1998, as compared to $836,275 for the three months ended June 30, 1997. The increased loss in the three months ended June 30, 1998, resulted primarily from increased research and development and general and administrative expenses.

Net Operating Loss. The Company generated net operating loss carry-forwards for federal and state income tax purposes for the three months ended June 30, 1998. A valuation allowance has been recorded by the Company.

Nine months Ended June 30, 1998, Compared to Nine months Ended June 30, 1997

Revenues. Revenues decreased $301,064 or 52% to $282,440 for the nine months ended June 30, 1998, as compared to $583,504 for the nine months ended June 30, 1997. Revenues in the nine months ended June 30, 1997, were greater due primarily to the one-time payment of $300,000 from Eli Lilly and Company ("Lilly") in connection with the achievement of certain product development milestones.

Research and Development Expenses. Research and development expenses increased $353,113 or 20% to $2,141,452 for the nine months ended June 30, 1998, as compared to $1,788,339 for the nine months ended June 30, 1997. The increase in expenses in the nine months ended June 30, 1998, resulted primarily from additional personnel and laboratory supply expenses and other costs associated with preclinical and clinical development of the CDAD therapeutic antitoxin and development of certain technologies (transforming growth factor beta) related to the discovery of new drug targets and drug products in the area of infectious diseases and other disease areas where the company believes business opportunities exist.

General and Administrative Expenses. General and administrative expenses increased $345,083 or 47% to $1,086,706 for the nine months ended June 30, 1998, as compared to $741,623 for the nine months ended June 30, 1997. The increase in expenses in the nine months ended June 30, 1998, resulted primarily from increased salary expenses to support business development, site selection, design, planning, and negotiations for its first manufacturing facility, insurance expense and license fees on newly obtained technology.

Interest Income and Expenses. Interest income decreased $75,781 or 35% to $140,428 for the nine months ended June 30, 1998, as compared to $216,209 for the nine months ended June 30, 1997. The decrease in interest income in the nine months ended June 30, 1998, resulted from lower interest rates and lower average balances. The variance in interest expense between the two periods was negligible.

Net Operating Loss. The Company generated net operating loss carry-forwards for federal and state income tax purposes for the nine months ended June 30, 1998. A valuation allowance has been recorded by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the sale of equity and revenues consisting of payments received under collaborative agreements and federal research grants. As of June 30, 1998, the Company had received $24,612,697 in gross proceeds from the sale of equity. The Company's principal sales of equity have occurred through its IPO in May 1998, private placement stock offering activities and sales of equity to Lilly.

The Company expects to achieve CDAD program milestones within the next six months resulting in an equity investment of $3,500,000 by Lilly.

Net cash used in operating activities was $2,266,919 for the nine months ended June 30, 1998, as compared with net cash used in operating activities of $1,607,250 for the nine months ended June 30, 1997. The increase in cash used in operating activities is primarily attributable to increased research and development funding activities and increased general and administrative expenses. Net cash used in investing activities was $98,790 for the nine months ended June 30, 1998, as compared to $93,124 for the equivalent period a year earlier. The decrease is principally attributable to decreases in expenditures for patents offset in part by an increase in purchases of equipment and a decrease in net proceeds received from available-for-sale investment activities. Net cash provided by financing activities was $9,630,977 for the nine months ended June 30, 1998, as compared to $3,099,051 for the equivalent period a year earlier. The change is primarily attributable to the following two events: first, receipt of $10,675,000 (less expenses of $2,284,500 yielding a net receipt of $8,390,500) from the sale of 1,750,000 units (consisting of one share of common stock, par value of $0.0025 per share, and one redeemable common stock purchase warrant) on the public market which commenced May 7, 1998, and; second, receipt of $1,116,837 (less expenses of $141,833, yielding a net receipt of $975,004) from partial exercise of the over-allotment (183,088 units of the 262,500 units granted) was received June 23, 1998.

The Company believes that with the net proceeds from its IPO and its existing capital resources (cash and short term investments of $10,812,305 as of June 30, 1998), combined with interest income and future revenues and equity investments, if any, due under collaborative agreements, will be sufficient to satisfy its funding requirements for at least the twelve months following the date of this document. The Company is seeking long-term debt financing of up to approximately $7,500,000 (secured by the facility assets plus approximately 30% in cash or cash equivalents) to complete construction of its first manufacturing facility. This amount may increase based on site selection. In addition, these funding requirements include continued expenditures for research and development programs, as well as expenditures related to expanded laboratory and general corporate facilities.

Furthermore, the Company anticipates that the following material changes will occur in the next twelve months: hiring of additional manufacturing personnel; purchase of capital equipment; and, increased operating expenses in connection with bulk manufacturing. The Company anticipates that its expenses incurred in bulk manufacturing of the CDAD product will increase and will contribute to future increases in net operating losses. These future increases in operating losses will result from the hiring of additional manufacturing and quality control personnel and the operation of a facility. If CDAD fails to secure FDA approval, the Company's success or lack thereof in securing other business in addition to the CDAD product for its facility will have a material effect on future profitability and cash flows. The Company, as a normal part of its strategy and business practice, is actively soliciting additional collaborative agreements and considering other alternatives to enhance its capital resources.

NET OPERATING LOSSES

The Company has not generated taxable income to date. At June 30, 1998, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $10,398,000. These carry-forwards expire beginning in 2007 if not utilized. At June 30, 1998, the Company has research and other federal tax credit carry-forwards of approximately $575,000 and Wisconsin carry-forwards of approximately $238,000. The Company has recorded a full valuation allowance against any deferred tax assets established for the carry-forwards.

Utilization of the net operating losses and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before full utilization.

YEAR 2000 IMPACT

The Company anticipates a complete conversion of its computer hardware, software operating systems and application systems concurrent with the planned commencement of manufacturing operations to meet the more sophisticated requirements of a biopharmaceutical manufacturer. The Company has inventoried and evaluated the software application systems presently employed and does not believe that testing and remediation of this software will entail significant costs nor materially impact the Company's operations. However, the Company is unable to control whether the firms and vendors it does business with currently, and in the future, will have systems that are Year 2000 compliant. The Company's operations could be affected to the extent that these firms and vendors would not be able to provide services or ship products. Nonetheless, management does not believe the Year 2000 changes will have a material effect on its business, financial condition, or results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings--None

ITEM 2.   Changes in Securities and Use of Proceeds

          (a)     None

          (b)     None

          (c)     None

          (d)     Use of Proceeds

                  The information in this paragraph 2(d) relates to the Registrant's Registration Statement on Form S-1, as amended, effective May 7, 1998, Registration No. 333-33219 (the "Registration Statement"). The managing underwriters for the offering of the securities sold pursuant to the Registration Statement (the "Offering") were Dirks & Company, Inc. and Security Capital Trading, Inc. (the "Underwriters"). The Offering commenced on May 7, 1998, and was completed on June 23, 1998, following the Underwriters' exercise of their options to purchase additional units to cover over allotments (the "Over-Allotment Option"). The following chart sets forth the securities registered pursuant to the Offering, the offering price, the amount sold, and the aggregate offering price of the amount sold.

                                                            OFFERING PRICE                     AGGREGATE OFFERING
                          SECURITY            AMOUNT           PER UNIT        AMOUNT SOLD      PRICE OF AMOUNT
                          --------            REGISTERED       --------        -----------            SOLD
                                              ----------                                       ------------------
                    Unit consisting of      2,012,500(1)        $6.10          1,933,088(2)        $11,791,855
                    one share of Common
                    Stock, par value
                    $.0025 per share
                    ("Common Stock") and
                    one redeemable Common
                    Stock Purchase
                    Warrant ("Warrant")

                  (1)Includes 262,500 additional units registered pursuant to an over-allotment option (the "Over-Allotment
                     Option") granted to the Underwriters. Excludes (i) additional shares of Common Stock issuable upon exercise of the Warrants, (ii) additional shares of Common Stock issuable upon exercise of certain Representatives'
                     Warrants, as defined in the Registration Statement, and (iii) additional shares of Common Stock issuable upon exercise of Warrants issuable upon exercise of the Representatives' Warrant.

                  (2)Includes 183,088 additional units purchased by the Underwriters on June 23, 1998, when they partially exercised their Over-Allotment Option by purchasing 183,088 units of the 262,500 units originally granted in the option.

                     Total underwriting discounts and commissions:            $1,061,265
                     Other expenses:                                           1,365,086
                                                                              ----------
                     Total expenses:                                          $2,426,351

                  All such expenses were direct or indirect payments to others.

                  The net offering proceeds to the Company, after deducting the total expenses above, were $9,365,504. From
                  May 7, 1998 to June 30, 1998, the Company has placed the net proceeds in temporary investments. The Company expects to use the net proceeds in direct or indirect payments to others as follows:

                     Construction of plant, building and facilities           $1,100,000
                     Purchase and installation of machinery and equipment     $1,750,000
                     Purchase of real estate                                           -
                     Acquisition of other business(es)                                 -
                     Repayment of indebtedness                                         -
                     Research & development and business operations           $5,500,000
                     Working capital                                          $1,016,000
                     Temporary investments                                             -

                  Each of the foregoing amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of the proceeds described in the Prospectus of the Registration Statement.

ITEM 3.  Defaults upon Senior Securities - None

ITEM 4.  Submission of Matters to a vote of Security Holders - None

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits (see exhibit list)

          (b)     Reports on Form 8-K - None

ITEM 6(a)         EXHIBIT LIST

    NUMBER      DESCRIPTION
    ------      -----------


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

                         Ophidian Pharmaceuticals, Inc.
                                  (Registrant)



August 13, 1998                    By:  /s/ Douglas C. Stafford
                                        -----------------------
                                        Douglas C. Stafford
                                        President and Chief Executive Officer

August 13, 1998                    By:  /s/ Donald L. Nevins
                                        --------------------
                                        Donald L. Nevins
                                        Chief Financial Officer

August 13, 1998                    By:  /s/ Margaret B. van Boldrik
                                        ---------------------------
                                        Margaret B. van Boldrik
                                        Secretary