Form 10-K
period 1998-09-30
OPHIDIAN PHARMACEUTICALS INC
filed 1998-12-24
CIK 872947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Fiscal Year ended September 30, 1998
                                 ------------------
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       FOR THE TRANSITION PERIOD FROM           TO
                                      ---------    --------

                        Commission File Number 001-13835
                         OPHIDIAN PHARMACEUTICALS, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its Charter)

          WISCONSIN                                         39-1661164
          ---------                                         ----------
(State or Other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                        Identification No.)

                   5445 EAST CHERYL PARKWAY, MADISON, WI 53711
                   -------------------------------------------
              (Address of Principal Executive Offices and Zip Code)
                                  608.271.0878
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Securities to be registered pursuant to Section 12 (b) of the Act:


                   Title of Class                                      Name of each exchange on which registered
                   --------------                                      -----------------------------------------
            Common Stock $.0025 par value                                    Pacific Exchange, Inc.
            Common Stock purchase warrants                                   Pacific Exchange, Inc.

Securities to be registered pursuant to Section 12 (g) of the Act:
                  (Title of Class)
                  ----------------
             Common Stock $.0025 par value
            Common Stock purchase warrants

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting common equity held by non-affiliates of the Registrant (9,223,018 shares) as of December 7, 1998, was approximately $13,834,527. The aggregate market value was computed by reference to the "last" price of such common equity as of that date as shown on the NASDAQ System.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                              OUTSTANDING
            CLASS                          DECEMBER 7, 1998
------------------------------            ------------------
Common Stock, $0.025 par value                 9,223,018

                               TABLE OF CONTENTS

                                                                                                      PAGE NO.
                                                                                                      --------
                                     PART I

ITEM 1.        BUSINESS.                                                                                  4

ITEM 2.        PROPERTIES.                                                                               14

ITEM 3.        LEGAL PROCEEDINGS.                                                                        15

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                      15

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.                    15

ITEM 6.        SELECTED FINANCIAL DATA.                                                                  18

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS.                                                                            19

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                               23

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               Balance Sheets - September 30, 1998, and September 30, 1997.                              F-4

               Statements of Operations - Fiscal Year ended September 1998, 1997 and 1996, and the period from inception (November 11, 1989) to
               September 30, 1998.                                                                       F-5

               Statements of Shareholders' Equity - Fiscal Year ended September 1990,
               (inception, November 11, 1989) to September 30, 1998.                                     F-6

               Statements of Cash Flows - Fiscal Year ended September 1998, 1997 and 1996, and the period from inception (November 11, 1989) to
               September 30, 1998.                                                                       F-9

               Notes to Financial Statements.                                                           F-10

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE.                                                                 23

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.                                       24

ITEM 11.       EXECUTIVE COMPENSATION.                                                                   27

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.                           30

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                                           31

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.           34

INDEX TO EXHIBITS                                                                          34

SIGNATURES                                                                                 36

                                     PART I

ITEM 1.       BUSINESS

     This FORM 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks elaborated upon in the Company's Registration Statement on FORM S-1, effective May 7, 1998, and which are listed below.

1. Development stage company; limited operating history; no product revenues and no assurance of profitability
2.   Need for substantial additional funds
3.   No assurance of successful product development or commercialization
4.   No current marketing, sales or manufacturing capability
5.   Risk of raw materials
6.   Uncertainty regarding patents and proprietary rights
7.   No assurance of FDA approval
8.   Government regulation
9.   Dependence on qualified personnel
10.  Relationships of scientific advisors with other entities
11.  Competition
12.  Technological changes and uncertainty
13.  Uncertain availability of health care reimbursement; health care reform
14. Risk of product liability; uncertainty of availability of product liability insurance
15.  Management's concentration of ownership
16.  Management's broad discretion in use of proceeds
17.  Potential adverse effect of shares eligible for future sale
18.  Anti-takeover effect of Wisconsin law
19.  Potential liability of shareholders
20.  Absence of dividends
21.  Price volatility
22.  Potential adverse effect of representative's warrants
23.  Potential adverse effect of redemption of warrants
24.  Potential adverse effect of substantial shares of common stock reserved
25.  Representatives' influence on the market
26. Current prospectus and state blue sky registration required to exercise warrants
27.  Limitation of liability and indemnification

     Ophidian Pharmaceuticals, Inc. ("Ophidian", "Registrant" or the
"Company"), a development stage company, is engaged in the research and development of pharmaceuticals with an emphasis on products for infectious diseases employing its avian pathway technology. The Company is developing a product for the treatment of Clostridium difficile-associated disease ("CDAD"). CDAD is a bacterial infection that has become a common side effect of antibiotic therapy. The Company was developing this drug under a collaboration agreement with Eli Lilly and Company ("Lilly"), which was terminated November 1, 1998. The CDAD product is a result of the Company's strategy to design new drugs for infectious diseases by targeting molecules involved in the host-pathogen interaction. The CDAD drug is composed of polyclonal antibodies that neutralize disease-causing toxins secreted by the C. difficile bacterium during infection of the human intestinal tract. These toxins are responsible for the development of diarrhea, inflammation and symptoms of colitis caused by C. difficile. CDAD is a common side effect of treatment with certain broad-spectrum antibiotics. Based on surveys and research, the Company estimates that CDAD arises in approximately one percent of hospitalized patients.

     In June 1996, Ophidian signed a collaborative development and license agreement and a stock purchase agreement with Eli Lilly and Company, Inc. (collectively, the "Agreements") to join in the development of the CDAD drug. The companies were actively engaged in collaborative development activities until September 15, 1998, when Ophidian was informed by Lilly of its intent to terminate the Agreements, and the termination became effective on November 1, 1998. Lilly indicated its termination decision was based on its commercial considerations when weighed against Lilly's other commercial needs and opportunities. The Agreements provided for Lilly to fund and conduct clinical testing, registration and marketing of the CDAD product worldwide and Ophidian to manufacture bulk drug for clinical and commercial use. During the course of the collaboration, Lilly made payments to Ophidian of $4.8 million for common stock and certain expense reimbursements. Pursuant to the Agreements, Lilly was granted a worldwide, exclusive license to Ophidian patents and other intellectual property relating to the CDAD drug. Upon termination, the licenses provided to Lilly were cancelled and the Company regained all licensed rights to the CDAD drug. In addition, Lilly's termination requires it to provide Ophidian with copies of its registration dossier for the CDAD product, clinical data and unrestricted permission to use the dossier and data for development, registration and commercialization of the drug. Lilly shall also provide drug product process procedures and training in these procedures, and assistance in transferring contracts with third parties (e.g., clinical test sites, contract research organizations, contract manufacturers, etc.). In addition, Ophidian will receive fully paid up licenses to certain Lilly intellectual property related to the manufacture of the CDAD drug. During 1998 Lilly carried out two Phase I human clinical trials of the CDAD drug and two human studies to evaluate oral formulation release characteristics. Based on these successful studies, the Company intends to initiate Phase II clinical trials in 1999. Ophidian's clinical trials are contingent on, among other actions, the orderly transfer of product information and materials from Lilly, engagement of contract manufacturing and clinical testing services, establishment of certain internal testing capabilities, and submission of required regulatory filings. The Company believes that carrying out these activities and generating Phase II clinical data will significantly enhance the value of the CDAD drug opportunity. Concurrent with its clinical trial activities, the Company will evaluate various commercial partnering options for the CDAD and other of its drug candidates.

     Ophidian has devised a drug formulation and manufacturing technology for the production of avian polyclonal antibodies for passive immune therapy. The Company believes avian antibodies will be generally safe when administered orally because they are derived from hen eggs that are common in the human diet. Animal studies and human clinical studies performed on Ophidian's CDAD drug support the safety of orally administered avian antibodies. In addition to the CDAD drug, the Company is carrying out the research and development of other drug applications of its avian antibody technology.

     The Company's business strategy is to create commercial opportunities from its technologies by manufacturing proprietary antibody pharmaceuticals, establishing royalty-bearing licenses for the sale of its proprietary products with marketing partners, licensing technology to pharmaceutical firms, and forming sponsored research agreements.

                               INFECTIOUS DISEASES

     The emergence of infectious agents as health care problems provides new challenges and opportunities for antimicrobial drugs. Cryptosporidiosis, toxic shock syndrome, Legionnaires' disease, Ebola hemorrhagic fever, hemolytic uremic syndrome, AIDS, gastric ulcers, and Lyme disease are among the diseases that have emerged in the past two decades. The emergence of new pathogens has resulted from: the capacity of microbes to change and adapt in ways that make them more virulent or resistant to drugs and vaccines; and an increased population of persons, such as children in daycare centers, the elderly or institutionalized patients, that may be more susceptible to infection. In addition increased international travel and trade allow infections to spread rapidly and widely. These factors are promoting new or previously unrecognized infectious agents to emerge as human pathogens and known pathogens to reemerge in regions where they were once thought to be under control.

     In addition to these infectious agents, other microbes are causing disease based on their ability to resist conventional antibiotic therapy. Among these, vancomycin-resistant enterococci, penicillin-resistant pneumococci, multi-resistant Staphylococcus aureus, and multi-resistant tuberculosis have become significant clinical problems. While new antibiotics that attack a broad spectrum of pathogens may help to overcome the present crisis of pathogen resistance, microbes will likely evolve new mechanisms of resistance. With the rise in antibiotic resistance, emergence of new pathogens, and harmful side effects associated with the widespread use of broad-spectrum antibiotics, new medical strategies are needed to control infectious diseases.

     Antibiotics are the mainstay of infectious disease medicine. Traditional antibiotics are chemicals that interfere with essential metabolic processes or structural components of the microbe, resulting in microbial killing or inhibition of microbial multiplication. These chemicals are nonspecific in that both the undesirable pathogen and desirable members of the microbial flora normally living in the host are destroyed. The beneficial microbes compete with, and are an important barrier to, infectious pathogens. Loss of this barrier, especially in patients that are immunocompromised, can lead to further disease complications and can predispose the patient to infections by other pathogens. Ophidian is pursuing an alternative medical approach to develop drugs that are active against only a single pathogen or limited spectrum of organisms.

     In certain clinical scenarios, broad-spectrum antibiotics may be incapable of preventing host injury once infection is diagnosed. In diseases such as CDAD, hemolytic uremic syndrome caused by EHEC, and sepsis, antibiotics are unable to prevent the widespread organ damage caused by toxins released from the offending bacterium. In other scenarios, the host's efforts to wall off, kill or neutralize pathogens, may proceed rapidly, causing fibrosis (scarring) and other complications. These aspects of infectious disease require drug strategies (i.e., disease specific) that involve the interaction of the host and pathogen.

     Ophidian focuses on the discovery and development of new antimicrobial drugs that avoid resistance and damage to the normal flora or that treat infection-related host injury. This is accomplished by targeting molecules involved in the interaction of the host and pathogen. Ophidian has selected certain virulence factors, such as bacterial toxins, as drug targets because they are specific to a pathogen and likely to remain essential to pathogenesis. The Company uses this specificity to design drugs that do not disrupt the normal microbial ecology of the host and are less susceptible to resistance development. The Company's lead products are also designed to prevent host injury from inflammatory or other undesirable defense reactions brought on by infection.

                               PRODUCT CANDIDATES

     Therapeutic Antitoxin for Clostridium difficile-Associated Disease (CDAD). CDAD afflicts, in the Company's estimation, one percent of all hospital admissions in the U.S. and as many as one million patients annually worldwide. The management of diarrheal disease characteristic of CDAD is a growing burden to hospitals and is especially problematic on medical and surgical wards. Most patients develop a self-limiting diarrhea, but some progress to pseudomembranous colitis, toxic megacolon, peritonitis, and/or death.

     An epidemic of CDAD is attributed to the widespread use of broad-spectrum antibiotics that alter the intestinal flora and predispose a patient to C. difficile infection, either by allowing resident organisms to proliferate or by exposing the host to nosocomial infection. The costs of CDAD can easily amount to thousands of dollars per patient due to nursing care, barrier precautions, diagnostic tests, and medical treatment. In an intensive care unit, the battery of diagnostics and empirical antibiotic therapies that are ordered when a patient develops a fever compounds the costs.

     Vancomycin has been a drug of choice for treating CDAD, but its use is being restricted due to selection for vancomycin-resistant enterococci. In 1995, the Centers for Disease Control and Prevention ("CDC") reported a twenty-fold increase in the incidence of vancomycin-resistant enterococci ("VRE"). Epidemiologists suspect the widespread use of vancomycin is selecting for VRE. Certain strains of VRE are now resistant to all proven antibiotic therapies. Vancomycin resistance can be transferred genetically from enterococci to S. aureus. Methicillin-resistant S. aureus is an organism that is currently susceptible only to vancomycin. Enterococcus and S. aureus are two of the most prevalent pathogens causing sepsis and other serious hospital-acquired infections. As a result, it has been recommended that hospitals restrict vancomycin use as a primary therapy for CDAD treatment. As an alternative antibiotic, metronidazole is used for CDAD control. Metronidazole is as effective as vancomycin in terms of relapse rates and response time for mild and moderate CDAD. However, metronidazole's toxicity and efficacy in severe cases of colitis are a concern. The American College of Gastroenterology issued guidelines recommending that physicians switch from metronidazole to vancomycin therapy if symptoms do not abate.

     Ophidian's drug strategy is to treat or prevent CDAD by using specific passive antibodies. The medical advantages of the Company's CDAD product could include more rapid recovery, fewer relapses, and reduction of resistance development in intestinal bacteria. Ophidian has shown in animals that its orally delivered antibodies neutralize C. difficile toxins without disrupting the intestinal function. C. difficile causes disease by producing two potent toxins, known as toxins A and B, that are released by the bacteria and cause severe damage to the gut lining and underlying tissue. By attacking the toxins specifically, the pathogenic mechanism of the organism is blocked; its ability to thrive in the gut is diminished; and, the normal microbial ecology is allowed to recover. Because the toxin neutralizing passive antibodies are polyclonal and react to multiple toxin epitopes, the Company believes that the emergence of resistant C. difficile strains is unlikely.

     The Company has demonstrated the effectiveness of its passive antibodies in the hamster model of CDAD. This animal model offers clear end-points, is reproducible, and has been highly predictive of antibiotic performance in human disease. Prophylactic or therapeutic administration of Ophidian's antibodies prevents tissue destruction, diarrhea, and death in the animal model. Importantly, relapse does not occur after termination of Ophidian's antibody therapy, whereas the animals relapse and die within five to seven days after metronidazole or vancomycin treatment is ended. Certain results of the Company's animal studies were published in the scientific journal, Infection and Immunity in May 1998.

     The Company believes efficacy trials for its CDAD passive antibodies can proceed more rapidly than for many other drugs since CDAD is prevalent and easily and accurately diagnosed. In addition, the normally acute course of CDAD allows the effectiveness of drugs to be evaluated in days to weeks. Ophidian's antibodies are isolated from hen eggs that are a normal dietary component. Therefore, the Company believes they will be safe when used as an orally delivered therapeutic. The Company can provide no assurance that the FDA will determine that Ophidian's antibodies are safe or effective or that their manufacture will meet FDA requirements.

     The Company has more than 15 United States or foreign patents, issued or pending, relating to the compositions, methods and uses of its avian antibodies for CDAD.

     Additional Therapeutic Products for Infectious and other Diseases. Ophidian intends to pursue the development of additional products resulting from its programs in target discovery and drug design for passive antibody products. The Company is applying its technologies for products to treat or prevent acute gastrointestinal infections and microbial toxin-mediated diseases. In addition, the Company is developing drug candidates for chronic diseases, such as chronic inflammatory bowel disorders, where responses to infectious agents are implicated in the disease process. In September 1998, the Company established a collaboration with Northwestern University to investigate the use of avian antibodies in certain novel disease applications. This research and development activity could provide additional product applications from Ophidian's expertise and manufacturing capabilities in avian antibody technology.

     The Company has also identified certain small molecule compounds that react with microbial virulence factors for diseases where passive immunization or vaccination is unsuited.

                        OPHIDIAN'S DISCOVERY TECHNOLOGIES

     The Company's technology focuses on the interaction of the infectious agent with the host to discover new targets for therapeutic intervention. The Company identifies and evaluates drug targets by using molecular genetics, protein biochemistry and animal disease models and designs drug candidates to react with these targets that interfere with the disease process. Ophidian's study of human cellular regulation pathways is directed to the discovery of new infectious disease drugs and is also relevant to non-infectious diseases.

     Ophidian uses antibodies to bind and neutralize virulence factors of pathogenic bacteria, such as C. difficile and Escherichia coli toxins. For targets in the intestinal tract, Ophidian has shown that avian antibodies can be formulated in a solid oral dosage form. Oral delivery of pathogen-specific antibodies is intended to block the infection process while leaving the normal, beneficial bacterial flora undisturbed.

     Microbial Virulence Factors Program. Ophidian has established expertise in the laboratory analysis of toxin molecules and animal models of disease. Microbial toxins provide ready targets for intervention with vaccines and passive antibodies. For example, existing vaccines for tetanus and diphtheria stimulate antibodies that neutralize microbial toxins responsible for virulence. Many other common pathogens, including Clostridium, E. coli, Staphylococcus, Streptococcus, Shigella and Vibrio, produce toxins or enzymes that are either the direct cause of disease or are important in the disease process.

     Understanding the mechanism of interaction between disease-causing microbes and the susceptible host can identify molecules related to other disease-causing microbes. The Company has analyzed therapeutic targets from organisms including
C. difficile, enterohemorrhagic E. coli, enteroadherent E. coli, C. botulinum, gram negative endotoxin from various gram negative organisms, and staphylococcal enterotoxins. The Company has over 20 United States or foreign patents, issued or pending, relating to compositions or therapeutic use of microbial targets from these organisms.

     Ophidian's study of microbial virulence factors includes the following steps.

     1. Selection of Virulence Factor Target. Potential drug targets are evaluated in laboratory studies whereby antibodies or small molecules are designed to interfere with virulence factors. Targets are selected if the disease process can be impeded and an appropriate drug form can be designed (i.e., a suitable drug for intestinal use).

     2. Production of Target for Drug Development. Certain virulence factors, such as toxins, can be extracted only in small quantities from laboratory cultures of the pathogenic organism. Even if available, naturally occurring toxins can be hazardous to manipulate and unsuitable for pharmaceutical research. Ophidian develops recombinant forms of virulence factors that can be expressed with appropriate chemical conformation, purified and handled safely using proprietary techniques of molecular cloning and expression.

     3. Drug Design. The Company's principal approach to drug design is the application of immunochemical techniques. Ophidian maps the regions of the protein that are optimally susceptible to drug targeting using antibodies as probes. From this analysis, passive antibodies or vaccines can be developed. Alternatively, the target can be used to screen chemical libraries to identify small molecule drug candidates.

     4. Develop Process Reagents. When the optimal drug form is passive antibodies or vaccines, the recombinant production system is scaled to yield larger quantities of the target molecule.

     5. Animal Models of Disease. Ophidian tests the effectiveness of antibody or other drug formulations using animal (usually rodent) models of disease. Treatment regimens and dosing are evaluated to arrive at a drug composition yielding the desired therapeutic effect.

     Host Response Program. The Company has initiated a program to identify host functions that are involved in infectious disease pathogenesis. The Company is targeting the "transforming growth factor(beta)" (TGF(beta)) pathway for new drug discovery because this pathway is used by several infectious agents to suppress the immune response of the host. Pathogens, including viruses, bacteria, fungi and multicellular parasites, can exploit many host cell functions, including signal transduction pathways, cytoskeletal rearrangements and vacuolar trafficking. In turn, the host cell environment can induce specific patterns of gene expression in a pathogen. The TGF(beta) cytokine is known to regulate cell growth, fibrogenesis and the immune response in numerous diseases.

     The Company's strategy is to study molecules involved in the TGF(beta) signal transduction pathway to increase the number of targets for drug intervention. Cells respond through cell surface receptors for TGF(beta) that activate signal transduction proteins inside the cells called SMADS. Upon activation, SMADS enter the cell nucleus and participate in the regulation of TGF(beta)-responsive genes. The Company believes that targeting molecules involved in TGF(beta) signal transduction, such as SMADS, may provide a means to modulate specific TGF(beta) responses during infectious and other disease processes.

     The Company has developed specific assays for high throughput screens for new small molecule activators and inhibitors of the pathway. The Company has acquired intellectual property for various uses of SMADS and established an academic collaboration to evaluate the biological actions of such novel compounds affecting SMADS. Drugs and drug targets discovered in this program may have multiple medical applications. The range of disease applications that could result from the study of TGF(beta) targets expands well beyond Ophidian's interest in infectious diseases. The Company expects to outlicense those applications that are outside its business interest or establish sponsored research agreements with firms wanting access to Ophidian's signal transduction targets for drug discovery or diagnosis. In light of the Company's focus on the CDAD clinical development activities and other avian antibody programs, the Company is evaluating various strategic options to provide resources to support ongoing laboratory and business development activities for the TGF(beta) program.

                       OPHIDIAN'S MANUFACTURING TECHNOLOGY

     Ophidian has developed a manufacturing technology, which harvests polyclonal antibodies from the egg yolks of hyperimmunized laying hens ("IgY"). In contrast to large mammals, laying hens provide a practical animal production source for the development and optimization of new antibody products. Expense, time, material, and potential animal losses burden similar experimentation in large mammals. The production capacity of hens and the efficiency of extracting antibodies from eggs provide an efficient source of antibodies that the Company considers advantageous for large-scale production.

     Ophidian believes the use of avian antibodies, as a drug form is attractive because of the following features:

     1.  Hens generate large quantities of antibody relative to their body mass.
     2. Hens can typically be immunized safely with higher doses of immunogen on a body weight basis than large mammals, resulting in high specific antibody output.
     3. The costs of purchasing, housing, and maintaining production hens can be less than for horses or other large mammals.
     4. Egg yolks containing IgY can be separated using high-throughput food industry automation.
     5. Antibodies can be recovered using bulk fractionation without the use of volatile solvents.
     6. Antibody preparations can be filter-sterilized, lyophilized, tableted and reconstituted without appreciable loss of structural integrity and can be enterically coated for oral delivery.

     The Company has developed process protocols to facilitate workflow, maximize egg production, and maximize IgY output. The Company has developed process and logistical controls that it believes will meet Good Manufacturing Practices requirements of the FDA. Ophidian has carried out various stages of the IgY manufacturing process under contracts with manufacturing firms.

                            COLLABORATIVE AGREEMENTS

     In September 1998, the Company entered into a collaborative research program with Northwestern University to develop novel therapeutic applications for the avian antibody technology. The Company has provided funding in the amount of approximately $81,000 to support this research.

     In June 1997, the Company entered into an agreement with Dr. Allen Laughon, and other researchers, (the "Laughon Agreement") wherein the Company was granted an exclusive license to compositions and methods for the binding of certain molecules (i.e., SMADs) involved in the regulation of the TGF(beta) pathway as set forth in a U.S. patent application. The Laughon Agreement also grants to the Company an exclusive license to any products or other subject matter whose discovery emanates from the licensed invention. The Company may maintain the license upon the yearly payment of $10,000. The Laughon Agreement also requires the Company to make cash payments upon the achievement of certain development milestones for product candidates. In connection with the Laughon Agreement, the Company has other agreements with Dr. Laughon and the University of Wisconsin-Madison whereby the Company is funding ongoing SMAD research by Dr. Laughon in his University laboratory. The Company will have certain patent rights to inventions resulting from such research.

     In September 1991, the Company entered an agreement with Promega Corporation ("Promega"), Madison, Wisconsin, ("Promega Agreement") to provide marketing of the Company's technologies outside its core markets ("Core Markets" are defined as therapeutic and diagnostic products and their accessory or component parts, for human or animal use). Under the Promega Agreement, the Company granted Promega an exclusive and confidential first right, for a period of 10 years, to review any technology developed by the Company incidental to its Core Markets. The Promega Agreement will terminate upon its tenth anniversary or on the date when Promega owns less than one percent of the Company's common stock. In connection with the Promega Agreement, Promega acquired shares of the Company for an aggregate purchase price of $546,920. To date, no licenses have been negotiated under the Promega Agreement.

     The Company has formed collaborations with various academic or commercial institutions for the evaluation of technology of either party. These agreements may provide that ownership of the Company's inventions is retained by the Company and the outside party retains ownership of the outside party's technology. Should inventions arise during the course of collaboration, which are invented by both the Company and the outside party, the parties agree to negotiate in good faith the commercial use by the Company of such joint inventions.

     The Company has entered into license agreements with academic and government agencies for the use of technologies involved in recombinant DNA research. Maintenance of these licenses generally require annual payments and certain royalties are payable upon the commercialization of products that employ the technology. In aggregate, the Company pays approximately $22,000 annually to these licensors.

                       PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's success will depend in part on its ability to obtain and maintain patent protection for its technologies and to preserve its trade secrets. It is the policy of the Company to file patent applications in the United States and/or foreign jurisdictions. The Company currently holds 10 issued United States or foreign patents and has 47 United States or foreign patent applications pending. In addition, the Company has license rights to numerous patents or patent applications of others. No assurance can be given that the Company's patent applications will be approved or that any issued patents will provide competitive advantages for the Company's technologies or development of products or will not be challenged or circumvented by competitors. With respect to already issued patents and any patents which may be issued from the Company's applications, there can be no assurance that claims allowed will be sufficient to protect the Company's technologies. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for technology covered by the Company's pending applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that may block the Company's patent rights or compete without infringing the patent rights of the Company. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company.

     The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through confidentiality agreements with employees, consultants, collaborative partners and others. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any such breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. Although potential collaborative partners and the Company's research partners and consultants are not given access to proprietary trade secrets and know-how of the Company until they have executed confidentiality agreements, these agreements may be breached by the other party thereto or may otherwise be of limited effectiveness or enforceability. The ability to develop the Company's technologies and to commercialize products using such technologies will depend on not infringing the patents of others. Although the Company is not aware of any claim of patent infringement against it, claims concerning patents and proprietary technologies determined adversely to the Company could have a material adverse effect on the Company. In addition, litigation may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third-party proprietary rights. There can be no assurance that the Company's issued or licensed patents would be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to the Company, the cost of such litigation and the diversion of the Company's resources during such litigation could have a material adverse effect on the Company.

     In addition to the patent applications described herein, the Company intends to aggressively pursue patent protection for any new technologies that it may develop or consider essential for its future business development and intends to safeguard its remaining proprietary technology as trade secrets through non-disclosure agreements with its employees and third parties. In addition to patents and patent applications arising from the work of the Company's employees, the Company has obtained license rights to the intellectual property of others. These rights often allow the Company to use technology for its own research and development and products and, in certain cases, to grant sublicense rights to third parties. The pharmaceutical industry has experienced extensive litigation regarding patent and other intellectual property rights. Accordingly, the Company could incur substantial costs in defending itself in suits that may be brought against the Company claiming infringement of the patent rights of others or in asserting the Company's patent rights in a suit against another party. The Company may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with the patent applications of the Company or other parties. Adverse determinations in litigation or interference proceedings could require the Company to seek licenses (which may not be available on commercially reasonable terms) or subject the Company to significant liabilities to third parties, and could therefore have a material adverse effect on the Company.

                                   COMPETITION

     The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Several other companies have developed or are developing novel technologies for the prevention and treatment of infectious diseases, and those competing technologies may prove superior, either generally or in particular market segments, in terms of factors such as cost, consumer satisfaction or drug safety or efficacy profiles. The Company's principal competitors in the area of infectious disease drug research and development include companies, such as Eli Lilly and Company, SmithKline Beecham Corporation, Bristol-Myers Squibb Company, Abbott Laboratories as well as numerous biotechnology firms, all of which have substantially greater financial, technological, marketing, personnel, and research and development resources than the Company. In addition, the Company may face competition from pharmaceutical and biotechnology companies that may develop or acquire infectious disease technologies. Companies that complete clinical trials, obtain regulatory approvals and commence commercial sales before their competitors may achieve a significant competitive advantage. A number of companies are developing new products for the treatment of the same disease being targeted by the Company. In some instances, the Company's competitors have products in advanced clinical trials. In addition, certain pharmaceutical companies are currently marketing drugs for the treatment of the same diseases targeted by the Company. The Company believes that its competitive success will be based partly on its ability to attract and retain scientific personnel, establish specialized research and development capabilities, gain access to manufacturing, marketing and distribution resources, secure licenses to external technologies, and obtain sufficient development capital. The Company intends to obtain many of these capabilities from pharmaceutical or biotechnology companies through collaborative or license arrangements. However, there is intense competition among early stage biotechnology firms to establish such arrangements. The Company's development products may not be of suitable potential market size or provide a compelling return on investment to attract other firms to commit resources to a collaboration. Even if collaborations can be established, there can be no assurance that the Company will secure financial terms that meet the Company's commercial objectives.

                                  MANUFACTURING

     To be successful, the Company's products must be manufactured in commercial quantities under appropriate controls as required by the FDA, and at an acceptable cost. The Company has not yet manufactured any of its passive antibodies for treatment of gastrointestinal infections in commercial quantities and currently does not have the facilities to manufacture these products at commercial scale. To proceed with product development, the Company will rely on contract manufacturers to perform certain manufacturing processes. There can be no assurance that the Company will be able to enter into any such manufacturing arrangements on acceptable terms, if at all. If the

Company is not able to enter into commercial manufacturing agreements, it could encounter delays in introducing its products.

     Manufacturers of products utilizing Ophidian's avian technology will be subject to applicable GMP requirements prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities. There can be no assurance that the Company will be able to enter into manufacturing agreements either domestically or abroad with companies whose facilities and procedures comply with GMP or applicable foreign standards. Should such agreements be entered into, the Company will be dependent on such manufacturers for continued compliance with GMP and applicable foreign standards. Failure by a manufacturer to maintain GMP or applicable foreign standards could result in significant time delays or the inability of the Company to commercialize products and could have a material adverse effect on the Company. There also can be no assurance that any products utilizing the avian antibodies can be manufactured at a cost or in quantities required to make them commercially viable. The Company's inability to contract on acceptable terms and with qualified suppliers for the manufacture of any products or delays or difficulties in its relationships with manufacturers would have a material adverse effect on the Company.

     Contract manufacturers must adhere to GMP regulations strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval plan inspection before FDA approval of any product. Certain material manufacturing changes that occur after other regulatory agencies will approve the process or facilities by which any of the Company's products may be manufactured. The Company's dependence on third party manufacturers may adversely affect the Company's ability to develop and deliver such products on a timely and competitive basis.

     The Company anticipated that it would begin construction of pilot and commercial facilities in 1998 for the processing of bulk avian antibodies. The Company selected a site at the Medical College of Ohio in Toledo Ohio for construction of this facility. As a result of termination of the Lilly Agreements, design and engineering activities for the site were stopped and no construction activities were initiated.

         The Company is considering several options for the pilot and commercial manufacture of its avian antibodies. Ultimate construction of a manufacturing facility will require the commitment of substantial funds, the hiring and retention of significant additional personnel, and compliance with extensive regulations applicable to such a facility. While current Company management has experience in the design, construction and operation of bioprocessing facilities, there can be no assurance that the Company will be able to manufacture products in commercial quantities and meet regulatory requirements.

                              GOVERNMENT REGULATION

     The Company is subject to regulation under various federal laws regarding pharmaceutical products and also various federal and state laws regarding, among other things, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. In connection with its research and development activities, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. The Company believes that it has complied with these laws and regulations in all material respects and it has not been required to take any action to correct any material noncompliance.

     In the United States, pharmaceutical products are subject to rigorous regulation by the FDA. If a company fails to comply with applicable requirements, it may be subject to administrative or judicially imposed sanctions such as civil penalties, criminal prosecution of the company or its officers and employees, injunctions, product seizure or detention, product recalls, total or partial suspension of production and FDA refusal to approve pending new drug applications, premarket approval applications, or supplements to approved applications.

     Prior to commencement of clinical studies involving human beings, pre-clinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and the safety of the product. The results of these studies are submitted to the FDA as a part of an IND application, which must become effective before clinical testing in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

     The results of the pre-clinical and clinical testing on a nonbiologic drug and certain diagnostic drugs are submitted to the FDA in the form of an NDA for approval prior to commencement of commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. An initial IND application for the CDAD product was filed with the FDA by Lilly in November 1997. In December 1998, Lilly notified the FDA that sponsorship of the IND was being transferred to Ophidian. The Company anticipates that several years of clinical testing will be required prior to FDA marketing approval. Failure to receive approval for any of its products could have a material adverse effect on the Company.

                                OTHER REGULATIONS

     Even if required FDA approval has been obtained with respect to a product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing. In certain instances the Company or its collaborative partners may seek approval to market and sell certain of its products outside of the U.S. before submitting an application for U.S. approval to the FDA. The regulatory procedures for approval of new pharmaceutical products vary significantly among foreign countries. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union ("EU") approval mechanism in place, each EU country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive, and some EU countries require price approval as part of the regulatory process. Thus, there can be substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed, and approval in any single country may not be a meaningful indication that the product will thereafter be approved in another country.

     To date, no product candidate being developed by the Company has been submitted for approval or has been approved by the FDA or any other regulatory authority for marketing, and there can be no assurance that any such product will ever be approved for marketing, or that the Company will be able to obtain the labeling claims desired for its products. The Company is and will continue to be dependent on collaborators, third party laboratories, contract manufacturers and medical institutions for the conduct of pre-clinical and clinical testing of its products. If any of these parties should fail to meet their obligations or comply with applicable regulations, the development progress of the Company's products could be delayed.

     Finally, the Company is also subject to regulation by the Environmental Protection Agency, the Occupational Safety and Health Administration, the Wisconsin Department of Natural Resources, and the Wisconsin Department of Health and Social Services, regarding, among other things, employee safety, toxic substances, and hazardous waste handling and disposal. The Company may also be subject to regulation by other state and federal agencies.

                                PRODUCT LIABILITY

     The Company's business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products. Any such claims could have a material adverse effect on the Company. The Company has product liability insurance for its clinical trials and plans to secure product liability insurance for its commercial products once it begins to sell commercial products. There can be no assurance that it will be able to obtain or maintain such insurance on acceptable terms or that the Company will be able to secure increased coverage as the commercialization of products proceeds or that any insurance will provide adequate protection against potential liabilities.

                                    EMPLOYEES

     The Company, at December 7, 1998, has thirty-three full-time employees. Of these, 6 employees are involved in administrative duties and the remainder in research and development. Ten of the employees hold Ph.D. degrees with substantial post-graduate experience in biological science disciplines. In addition, the Company's officers, directors and consultants possess substantial expertise in biologic product development, manufacturing, and marketing. The Company expects to add significantly to its present personnel. These additional employees will be involved in research and development, administration, and product manufacturing. The Company's employees are not represented by a collective bargaining agreement, nor has the Company experienced work stoppages.

                                  RAW MATERIALS

     The Company's raw materials (such as laying hens and laboratory chemicals) and other supply items to be used in its research and manufacturing processes are available from many different suppliers and are generally immediately available in sufficient quantities. The Company does not anticipate any significant problems in the availability of, or significant price increases for, required raw materials or other production items in the foreseeable future.

                            RESEARCH AND DEVELOPMENT

     In the last three fiscal years (1996-98), the Company has spent $6,717,964 on company-sponsored research and development activities and expects such expenditures to continue to increase in the coming years with the initiation of the Phase II clinical trials.

     Ophidian was incorporated in the State of Wisconsin in November 1989 and commenced business operations in August 1990. The Company's principal offices and laboratories are located at 5445 East Cheryl Parkway, Madison, Wisconsin 53711 and its telephone number is (608) 271-0878.

ITEM 2.       PROPERTIES

     In June 1998, the Company exercised its five-year renewal option on a five-year lease entered into on January 1, 1993, with Promega Corporation for the facility it occupies at 5445 East Cheryl Parkway, Madison, Wisconsin. Mr. Linton is Ophidian's Chairman of the Board of Directors and a shareholder as well as the Chairman, President and a shareholder of Promega Corporation. This facility provides the Company with approximately 10,000 square feet of laboratory and office space, and has the potential to house additional staff and research operations. Currently, a majority of the Company's activities are carried out at this facility. For the twelve-month period beginning January 1, 1999, the lease provides for monthly rental payments of approximately (based on the prime rate at the beginning of the renewal term) $20,451, which are adjusted annually by a preset amount to reflect inflationary trends.

     The Company has made significant leasehold improvements and capital purchases, to date costing approximately $824,362, net of disposals. The Company's facilities contain a fully functioning immunochemistry and infectious disease research laboratory, four bio-containment suites, a networked computer system, and furnished office space. These expenditures, however, do not allow for finished pharmaceutical manufacturing under GMP guidelines pursuant to applicable federal regulations. The Company expects to make additional equipment purchases to support activities previously carried out by Lilly in the CDAD program.

     The current facility is capable of supporting continued product research, development, and prototype product testing, along with all aspects of administrative support. To accommodate expected expansion of the Company's manufacturing operations, it is anticipated that additional facilities will be secured, either purchased or subject to appropriate lease arrangements or debt financing based on the most efficient use of its capital.

     The Company also leases approximately 20,000 square feet of animal care facilities located in Waterloo, Wisconsin. This facility is currently capable of housing laying hens used for avian antibody research and production. Ophidian pays a fixed monthly fee for the care and housing of these animals, and Ophidian may terminate the animal care agreement at any time without financial penalty. Ophidian also maintains research animals at the University of Wisconsin-Madison under a fee-for-services arrangement.

ITEM 3.       LEGAL PROCEEDINGS

     There are no material legal proceedings pending to which the Company or any of its property is currently subject.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     The approximate number of record holders of the Registrant's Common Stock on December 7, 1998, was 187. The Company estimates that as of such date there were more than 750 beneficial holders of the Company's Common Stock. The Company has never declared nor paid dividends on its Common Stock and does not intend to do so for the foreseeable future.

     The principal markets on which the Company's Common Stock and Common Stock Purchase Warrants are traded are the NASDAQ SmallCap and the Pacific Exchange, Inc. The symbols are as follows:

     NASDAQ SMALLCAP                      Common Stock           OPHD
                                          Warrants               OPHDW
     PACIFIC EXCHANGE, INC.               Common Stock           OPD
                                          Warrants               OPD WS

     The Company's securities were first listed on May 7, 1998, the date of the Company's initial public offering ["IPO"]. The securities first traded as Units consisting of one share of Common Stock and one Common Stock Purchase Warrant. On June 12, 1998, the Company and its Underwriters agreed to separate the Units into their individual components. The range of high and low bid quotations on a quarterly basis from May 7, 1998, as supplied by NASDAQ(1) is as follows:


           QUARTER                       UNITS                    COMMON STOCK                  WARRANTS
           -------                       -----                    ------------                  --------
                                 High Bid    Low Bid         High Bid      Low Bid       High Bid      Low Bid
                                 --------    -------         --------      -------       --------      -------
04/01/98         06/30/98        $6.6250       $4.8750       $4.7500       $3.2500       $1.8750       $1.0000
07/01/98         09/30/98          N/A           N/A         $3.8125       $1.0000       $1.5000       $0.2500

     The information in this paragraph relates to the Company's Registration Statement on Form S-1, as amended, effective May 7, 1998, Registration No. 333-33219 (the "Registration Statement"). The managing underwriters for the offering of the securities sold pursuant to the Registration Statement (the "Offering") were Dirks & Company, Inc. and Security Capital Trading Inc. (the "Underwriters"). The Offering commenced on May 7, 1998 and was completed on June 23, 1998, following the Underwriters' exercise of their options to purchase additional Units to cover over-allotments (the "Over-Allotment Option"). The following chart sets forth the securities registered pursuant to the Offering, for the account of the Company, the amount sold to date and the aggregate offering price of the amount sold to date:




                                                          OFFERING
                                          AMOUNT         PRICE PER                         AGGREGATE OFFERING
            SECURITY                    REGISTERED         UNIT        AMOUNT SOLD        PRICE OF AMOUNT SOLD
            --------                    ----------         ----        -----------        --------------------
 Unit consisting of one share of       2,012,500(2)      $ 6.10        1,933,088(3)          $11,791,837
 Common Stock, par value $.01 per
 share ("Common Stock") and one
 redeemable Common Stock Purchase
 Warrant ("Warrant")


---------------------------------
(1) Prices are interdealer quotations, without retail markups, markdowns or commissions, and may not represent actual transactions.
(2) Includes 262,500 additional Units registered pursuant to an Over-Allotment Option granted to the Underwriters. Excludes (i) additional shares of Common Stock issuable upon exercise of Warrants, (ii) additional shares of Common Stock issuable upon exercise of certain Representatives' Warrants, as defined in the Registration Statement, and (iii) additional shares of Common Stock issuable upon exercise of Warrants issuable upon exercise of the Representatives' Warrants.
(3) Includes 183,088 additional Units purchased by the Underwriters on June 23, 1998, when they partially exercised their Over-Allotment Option by purchasing 183,088 Units of the 262,500 originally granted in the Option.

          Total underwriting discounts and commissions..................       $1,061,265
          Other expenses................................................        1,373,365
          Total expenses.................................................      $2,434,630

All such experts were direct or indirect payments to others.

     The net offering proceeds to the Company, after deducting the total expenses above, were $9,357,225. From May 7, 1998 to September 30, 1998, the Company has had the majority of the net proceeds placed in temporary investments. As a result of the termination by Lilly, the Company expects to direct funds previously allocated to facilities to expenses associated with clinical development of the CDAD drug. The actual amounts expended for research, development and capital purchases may vary from estimates based on development progress, future partnerships and other factors. The expected use of proceeds is as follows:


                   DESCRIPTION OF USE OF PROCEEDS(4)                        PER OFFERING
                   ---------------------------------
                                                                              MEMORANDUM          REVISED
                                                                              ----------          -------
              Construction of plant, building and facilities                  $1,100,000                   -
              Purchase & installation of machinery & equipment                 1,750,000          $1,900,000
              Purchase of real estate                                                  -                   -
              Acquisition of other business(es)                                        -                   -
              Repayment of indebtedness                                                -                   -
              Research & development & business operations                     5,500,000           7,300,000(5)
              Working capital                                                  1,007,000             157,000
              Temporary investments                                                    -                   -

-----------------------------------
(4) Each of the following amounts is a reasonable estimate based on the Company's focus on development of the CDAD product. This use of the proceeds does not represent a material change in CDAD development focus described in the Prospectus of the Registration Statement.
(5) This figure includes expenditures for the initial Phase II clinical testing of the CDAD product.

ITEM 6.  SELECTED FINANCIAL DATA


                                                     YEARS ENDED SEPTEMBER 30,                                           INCEPTION
                           -------------------------------------------------------------------------------------       (NOVEMBER 11,
                                                                                                                          1989) TO
                                                                                                                       SEPTEMBER 30,
                                1994            1995               1996               1997             1998                1998
                                ----            ----               ----               ----             ----                ----
STATEMENTS OF
OPERATIONS DATA
Revenues .............     $  1,017,627      $    386,979      $    321,444      $    671,881      $    322,565      $  4,595,707
Operating Expenses
   Research &
development ..........        1,156,428         1,215,366         1,339,048         2,432,102         2,946,814        10,586,829
   General &
administrative .......          753,549           916,294         1,119,409         1,005,797         1,819,227         6,534,486
                           ------------      ------------      ------------      ------------      ------------      ------------
   Total operating
expenses .............        1,909,977         2,131,660         2,458,457         3,437,889         4,766,041        17,121,315
                           ------------      ------------      ------------      ------------      ------------      ------------
    Operating loss ...         (892,350)       (1,744,681)       (2,137,013)       (2,766,018)       (4,443,476)      (12,525,608)
Investment inc., net .          191,040           144,750            50,761           281,483           292,695         1,112,415
Interest expense .....           (4,082)           (4,624)           (3,320)           (2,800)           (2,085)          (40,071)
Other ................               97               668                --                --                --               765
                           ------------      ------------      ------------      ------------      ------------      ------------
Net loss..............     $   (705,295)     $ (1,603,887)     $ (2,089,572)     $ (2,487,335)     $ (4,152,866)     $(11,452,499)
                           ============      ============      ============      ============      ============      ============

Net loss per share
Basic ................     $      (0.12)     $      (0.26)     $      (0.34)     $      (0.34)     $      (0.52)
Diluted ..............     $      (0.12)     $      (0.26)     $      (0.34)     $      (0.34)     $      (0.52)
Shares used to compute
net loss per share
Basic ................        6,086,065         6,089,128         6,115,336         7,215,274         8,033,873
Diluted ..............        6,086,065         6,089,128         6,115,336         7,215,274         8,033,873

                                                                  SEPTEMBER 30,
                           --------------------------------------------------------------------------------------------------
BALANCE SHEET DATA             1994              1995              1996              1997              1998
                               ----              ----              ----              ----              ----
Cash & equivalents .......     $  1,521,295      $    887,577      $  3,276,339      $  3,547,036      $  8,688,162
Working capital ..........        2,507,268         1,319,826         3,328,103         3,812,539         8,522,325
Total assets..............        4,917,996         3,408,129         5,247,761         5,975,606        11,354,118
Long-term obligations ....           68,046            50,856            33,914            17,956            12,069
Deficit accumulated during
development stage ........       (1,118,839)       (2,722,726)       (4,812,298)       (7,299,633)      (11,452,499)
Total shareholders' equity        4,680,233         3,156,544         4,743,260         5,397,956        10,617,713

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     Ophidian is a development stage corporation focused on the research, development and commercialization of therapeutic products for human and animal use. The Company's business is focused principally on products for infectious disease prevention and treatment. The company has not received any revenues from the sale of FDA licensed products to date and does not expect to receive any such revenues during the next three fiscal years. Except for the fiscal year ended September 30, 1993, ("Fiscal 1993"), the Company has been unprofitable every year since inception. The Company expects to incur additional losses over the next several years. As of September 30, 1998, the Company had an accumulated deficit of $11,452,499 and for the year ended September 30, 1998, ("Fiscal 1998"), incurred a net loss of $4,152,866.

     The Company intends to continue investing in the further research and development of its avian technologies and products in infectious disease and other therapeutic areas. As announced in the Company's press release dated September 15, 1998, Ophidian's collaborator, Eli Lilly and Company, on the CDAD product candidate chose, based on a commercial decision weighed against its other commercial needs and opportunities, to withdraw from the collaboration. The Company has determined that it will initiate Phase II clinical trials of its CDAD product candidate independently. The Company believes that carrying out efficacy testing will increase the value of the CDAD product and maximize shareholder value. The Company is evaluating various options to support commercialization of the product, including independent clinical development and partnerships. The Company's strategy is to gain a larger share of product value than was the case under previous agreements. The Company is in discussions and actively seeking external funding sources to support ongoing activities of the transforming growth factor(beta) (TGF-B signal transduction pathway) technology(s). This strategy is intended to allow the Company to focus its resources on the CDAD product development and application of the avian antibody technology. The Company will need to make additional capital investments in research and development, including equipment needed to take over activities previously carried out by Lilly. Investments in laboratories and manufacturing facilities, including the construction of large-scale production of avian antibodies and supporting testing laboratories will also be required for product commercialization. Investments in manufacturing and associated capabilities would be required to be made before any regulatory agency would grant approval to market products, however, there can be no assurance that such approval will be granted. It is expected that the Company will hire additional personnel to support increased research and development, manufacturing, quality systems, and general business requirements to support ongoing clinical testing.

                              RESULTS OF OPERATIONS

     Fiscal 1998 Compared with Fiscal Year Ended September 30, 1997 ("Fiscal 1997")

     Revenues. Revenues decreased $349,316 or 52% to $322,565 in Fiscal 1998 compared to $671,881 in Fiscal 1997. Decreased revenues resulted from the absence of one time payments from Lilly under the terminated Lilly
Agreements of $300,000 and payments of $354,266 received from the National Institutes of Health ("NIH") under a Phase II Small Business Innovation Research ("SBIR") Grant for Ophidian's enterohemorrhagic Escherichia coli, ("EHEC") program, which was completed in 1997. These decreases were offset in part by a Department of Defense SBIR Grant, which generated revenues in Fiscal 1998 of $99,930.

     Research and Development Expenses. Research and development expenses increased $514,712 or 21% to $2,946,814 in Fiscal 1998 compared with $2,432,102 in Fiscal 1997. The increase in expenses resulted from process development and manufacture of bulk drug to support clinical development of the company's CDAD therapeutic antitoxin and development of TGF(beta) technology.

     General and Administrative Expenses. General and administrative expenses increased $813,430 or 81% to $1,819,227 in Fiscal 1998 compared with $1,005,797 in Fiscal 1997. The increase in expenses resulted primarily from increased salary expenses to support business development, and the write-off of expenditures for site selection, design, engineering, planning, and negotiations for the company's now deferred first manufacturing facility announced in the fourth quarter for construction in Toledo, OH.

     Interest Income and Expenses. Net interest income increased $11,212 or 4% to $292,695 in Fiscal 1998 compared to $281,483 in Fiscal 1997. Lower interest rates received were more than offset by the benefits of the larger balances on deposit as a result of the May 7, 1998, IPO.

     Net Loss. Net losses increased $1,665,531 or 67% to $4,152,866 in Fiscal 1998 from $2,487,335 in Fiscal 1997. The increased loss during Fiscal 1998 resulted from increased research and development, business development, write-off of manufacturing site expenditures, and general operating activities.

     Net Operating Loss. The Company has generated net operating loss carry-forwards for federal and state income tax purposes for Fiscal 1998. The Company has recorded a valuation allowance.

     Fiscal 1997 Compared with Fiscal Year Ended September 30, 1996 ("Fiscal 1996")

     Revenues. Revenues increased $350,437 or 109% to $671,881 in Fiscal 1997 compared to $321,444 in the year ended Fiscal 1996. Increased revenues resulted form payments received from Lilly of $300,000 and payments of $354,266 received from the NIH under a Phase II SBIR Grant for Ophidian's EHEC program. Revenues in Fiscal 1996 included $100,000 in payments from Lilly and $200,493 from the NIH.

     Research and Development Expenses. Research and development expenses increased $1,093,054 or 82% to $2,432,102 in Fiscal 1997 compared with $1,339,048 in Fiscal 1996. The increase in expenses resulted from process development and manufacture of bulk drug to support pre-clinical and clinical development of Ophidian's CDAD therapeutic antitoxin and additional personnel, consultants and related expenses in connection with the Company's Host Response Program.

     General and Administrative Expenses. General and administrative expenses decreased $113,612 or 10% to $1,005,797 in Fiscal 1997 compared with $1,119,409 in Fiscal 1996. The decrease resulted primarily from a decrease in consulting expenses and legal expenses.

     Investment Income and Expenses. Investment income increased $230,722 or 455% to $281,483 in Fiscal 1997 compared with $50,761 for Fiscal 1996. The increase in interest income was due to the deposit of funds received by the Company from its private placement stock offering which raised net proceeds of $2,629,957 and sales of stock to Lilly in June and November 1996, totaling $3,999,997. Interest expenses for Fiscal 1997 were $2,800 compared with $3,320 in Fiscal 1996.

     Net Loss. Net losses increased $397,763 or 19% to $2,487,335 for Fiscal 1997 compared with $2,089,572 for Fiscal 1996. The increased loss during Fiscal 1997 resulted from increased research and development, business development, and general operating activities.

     Fiscal 1996 Compared with Fiscal Year Ended September 30, 1995 ("Fiscal 1995")

     Revenues. Revenues decreased $65,535 from 17% to $321,444 in Fiscal 1996 compared with $386,979 for the fiscal year ended Fiscal 1995. Revenues in 1996 consisted of $220,492 from a Phase II SBIR Grant from the NIH to support the Company's EHEC program and $100,000 from Lilly. Revenues in Fiscal 1995 consisted of $181,707 from contracts from the Department of Defense for the Company's antitoxin and vaccine programs and the NIH for the Company's EHEC and other passive antibody programs, $200,000 received form Wyeth-Ayerst Laboratories ("Wyeth") in connection with a collaborative product development and license agreement related to Ophidian antivenom technology and miscellaneous biologic reagent sales.

     Research and Development Expenses. Research and development expenses increased by $123,682 or 10% to $1,339,048 in Fiscal 1996 compared with $1,215,366 in Fiscal 1995. Research and development expenses in both fiscal years included personnel, supplies, and allocated overhead in support of the Company's avian antibody programs and other infections disease laboratory activities. The increased costs in Fiscal 1996 were associated primarily with pilot manufacturing in support of pre-clinical and clinical development of the Company's CDAD therapeutic antitoxin.

     General and Administrative Expenses. General and administrative expenses increased $203,115 or 22% to $1,119,409 in Fiscal 1996 compared with $916,294 in Fiscal 1995, reflecting increased personnel and overhead costs to support expanded technology development programs, business development activities and technology licensing.

     Investment Income and Expenses. Investment income decreased $93,989 or 65% to $50,761 in Fiscal 1996 compared with $144,750 in Fiscal 1995. Income was earned on deposits in a cash management account. The decrease in investment income in Fiscal 1996 was due to lower average monthly cash balances during the year as compared with Fiscal 1995. Interest expenses decreased $1,304 or 28% to $3,320 in Fiscal 1996 compared with $4,624 in Fiscal 1995, and are related to capital leases of office equipment.

     Net Loss. Net losses increased $485,685 or 30% to $2,089,572 in Fiscal 1996 compared with $1,603,887 in Fiscal 1995. The increase in net losses in Fiscal 1996 was due primarily to increased expenses and reduced investment income.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through the sale of equity and revenues consisting of payments received under collaborative agreements and federal research grants. As of September 30, 1998, the Company had received $21,711,736 in net cash proceeds from the sale of equity. The Company's principal sales of equity have occurred through its IPO in May 1998, private placement stock offering activities and sales of equity to Lilly.

     In January 1990, the Company sold 800,000 shares of Common Stock to Fitchburg Research Park Associates ("FRPA") at $.0625 per share, resulting in net proceeds to the Company of $50,000.

     In December 1992, the Company sold 933,120 shares of Common Stock and warrants in a private placement offering at $2.00 per unit consisting of one share of Common Stock and a warrant to purchase one-half additional share at an exercise price of $2.25 per share, resulting in net proceeds to the Company of $1,828,364. In March 1993, warrants to exercise 447,120 shares of Common Stock sold pursuant to this offering were exercised, resulting in net proceeds to the Company of $1,006,020.

     The Company sold 579,482 shares of Common Stock in a private placement offering at $4.50 per share, which was completed in June 1993 resulting in net proceeds to the Company of $2,579,661.

     In September 1993, FRPA exercised its warrant (issued October 1990) to purchase 125,000 shares of Common Stock at $2.00 per share, resulting in net proceeds to the Company of $250,000.

     The Company sold 485,805 shares of Common Stock in a private placement offering at $5.50 per share, which was completed in October 1996 resulting in net proceeds to the Company of $2,629,957.

     In June 1996, the Company and Lilly entered into the Lilly Agreements, according to which the Company sold to Lilly 153,846 shares of Common Stock at $6.50 per share and in October 1996 sold 545,454 shares of Common Stock at $5.50 per share, resulting in aggregate net proceeds of $3,999,997.

     In May 1998, the Company completed its IPO. The resulting sale of 1,933,088 Units, consisting of one Common Share and one Common Stock Purchase Warrant, generated net proceeds to the Company of $9,357,225.

     Net cash used in operating activities was $3,753,035 for Fiscal 1998, as compared with net cash used in operating activities of $2,468,689 for Fiscal 1997. The increase in cash used in operating activities is primarily attributable to increased research and development funding activities and increased general and administrative expenses offset in part by some favorable net changes in operating assets and liabilities. Net cash used in investing activities was $20,913 in Fiscal 1998, as compared to $77,494 for the equivalent period a year earlier. The decrease is principally attributable to a decrease in expenditures for patents offset in part by a decrease in net proceeds received from available-for-sale investment activities. Net cash provided by financing activities was $8,915,074 for Fiscal 1998, as compared with cash provided by financing activities of $2,816,880 for the equivalent period a year earlier. The change is primarily attributable to the receipt of $9,357,225 in May 1998, net proceeds from the sale of equity in the Company's IPO.

     The Company believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the twenty-four months following the date of this document. These resources consist of cash investments of $8,688,162 as of September 30, 1998, proceeds from an equipment operating lease expected to be executed in the First Quarter of Fiscal 1999 (in the event favorable lease terms cannot be negotiated, the Company will purchase the equipment outright), interest income and future revenues. In addition, the funding requirements referred to above include continued expenditures for research and development programs, including initiating the Phase II clinical testing for the CDAD product within the next 6 to 9 months, as well as expenditures related to expanded laboratory and general corporate facilities.

     The Company anticipates that its expenses incurred in Phase II clinical testing of the CDAD product will contribute to future increases in net operating losses. These future increases in operating losses will result from the hiring or contracting of additional personnel and the contracting of a Clinical Research Organization to conduct the trials. The continuation of clinical trials will require expenditures for manufacturing facilities. These expenditures are initially modest and relate to the production of antigen for hyperimmunizing laying hens. At the midpoint of Phase III clinical trials expected in 2001, major capital expenditures on the order of $7-8 million will be required to complete the now deferred manufacturing facility. In addition to this, even larger expenditures for the trials themselves will be required. If CDAD fails to secure FDA approval, the Company's success or lack thereof in securing other business will have a material effect on future profitability and cash flows. The Company, as a normal part of its strategy and business practice, is actively soliciting additional collaborative agreements and considering other alternatives to enhance its capital resources. The search for collaborators includes the TGF(beta) technology as the Company tries to narrow its focus to the avian pathway technology.

                              NET OPERATING LOSSES

     The Company has not generated taxable income to date. At September 30, 1998, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $11,563,000. These carryforwards expire beginning in 2007 if not utilized. At September 30, 1998, the Company has research and other federal tax credit carryforwards of approximately $637,000 and Wisconsin carryforwards of approximately $258,000. The Company has recorded a full valuation allowance against any deferred tax assets established for the carryforwards.

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

                                YEAR 2000 IMPACT

     The Company anticipates a complete conversion of its computer hardware, software operating systems and application systems concurrent with the planned commencement of manufacturing operations to meet the more sophisticated requirements of a biopharmaceutical manufacturer. This conversion is not a requirement, however, to become year 2000 compliant. Nor is any material impact on operations envisioned in the absence of the conversion. The Company has inventoried and evaluated the software application systems presently employed. The Company has been informed that its business systems, as they presently exist, are Year 2000 compliant. There may be a stand-alone scientific system that is not compliant. The Company does not believe remediation and testing will entail any significant costs. The Company does not have the resources nor has it attempted to survey its suppliers as to the adequacy of their year 2000 preparations. The Company, in its present state as a "development stage company," believes there are sufficient alternative sources of suppliers and vendors to meet its limited demand for material and services. Thus, the risk of a total lack of supply for an extended period of time is viewed as de minimis.


ITEM 7 A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


     It is the Company's opinion that there is no material interest rate risk as all of its investments are short term in nature and classified as cash equivalents.



ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     The Financial Statements and Supplementary Data are attached to this document at pages F-1 TO F-17.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The executive officers and directors of the Company, and their ages as of November 30, 1998 are as follows:

         NAME                               AGE                        POSITION
         ----                               ---                        --------
Dr. Douglas C. Stafford(1)                  43                President, Chief Executive Officer, Director,
                                                              Treasurer
Mr. William A. Linton(1)(2)                 51                Chairman of the Board, Director
Dr. Joseph R. Firca                         54                Vice President, Research and Development
Dr. F. Michael Hoffmann                     47                Vice President, Genetic Technology Programs
Mr. Donald L. Nevins                        60                Vice President, Finance, Chief Financial Officer
Dr. Margaret B. van Boldrik(1)(2)           42                Director, Vice President, Secretary
Mr. Rex J. Bates(3)                         75                Director
Dr. W. Leigh Thompson(3)                    60                Director
Dr. Peter Model(3)                          65                Director

(1) Member of Executive Search and Review Committee
(2) Member of Stock Option Committee
(3) Member of Audit Committee

     Dr. Douglas C. Stafford has served as President and Chief Executive Officer of the Company since January 1995. Dr. Stafford served as the Company's President and Chief Operating Officer from August 1990 to January 1995. In May 1997, Dr. Stafford joined the Company's Board of Directors. Prior to joining the Company, Dr. Stafford was employed by Baxter Healthcare Corporation, a publicly held healthcare products company, from 1985 to 1990. He held various senior management positions, including Director of Immunodiagnostics Development and Manufacturing at the Pandex Division of Baxter Healthcare Corporation, a company developing products for the diagnosis of infectious diseases. His experience also includes senior management positions in biologic product development, quality assurance, project management, process development, and manufacturing operations at Pandex and in other assignments within the Baxter organization where he was involved in corporate and divisional technology and manufacturing, strategic planning and business development. Prior to Baxter, Dr. Stafford was employed at Sensor Diagnostics, Inc., a privately held medical diagnostics company, from 1984 to 1985 and held a faculty position at the University of Detroit from 1983 to 1984. Dr. Stafford holds B.S. and M.S. degrees in Biology from the University of Detroit, a Ph.D. in Immunology from Tufts University, and a M.S. in Management from Lesley College.

     Mr. William Linton has served as Chairman of the Board of Directors and a member of the Board of Directors of the Company since its inception in November 1989. Mr. Linton founded Promega Corporation, a privately held developer and manufacturer of biomedical research products, in 1978, continuously serving as President and Chief Executive Officer and Chairman of the Board of Directors. He is also a Director of Promega's two joint ventures in the People's Republic of
China: Sino-American Biotechnology Company and Shanghai-Promega Biochemicals Company LTD. Mr. Linton has extensive experience in biotechnology product development and in structuring both U.S. and international marketing and strategic business partnerships. Since 1996, Mr. Linton has served as the President of the Fitchburg Center Corporation, a privately held real estate development company, and on the Board of Directors of Wisconsin Manufacturers and Commerce, a trade association since January 1996. Mr. Linton holds a B.S. degree in Biology from the University of California-Berkeley and conducted graduate studies at the University of Wisconsin-Madison.

     Dr. Joseph Firca has served as the Company's Vice President, Research and Development since July 1992. Prior to joining the Company, Dr. Firca was Vice President, Advanced Technologies, at the Pandex Division of Baxter Healthcare Corporation, a publicly held healthcare products company, responsible for infectious disease, blood screening systems technology, immunoassay product development, and advanced technology development from May

1985 to January 1992. Previously he held several scientific management positions at Abbott Laboratories from 1976 to 1985. Dr. Firca received a B.S. degree in biology from Xavier University, a M.S. from Duquesne University, and a Ph.D. in Microbiology from the University of Cincinnati. In addition, Dr. Firca conducted post-doctoral research at the Argonne National Laboratory and was a Visiting Associate at the California Institute of Technology.

     Dr. F. Michael Hoffmann has served the Company as Vice President of Genetic Technology Programs since August 1997. Effective December 1, 1998, the Company entered into a new employment agreement with Dr. Hoffmann to change his employment status from full-time to part-time, for a period of one year. Pursuant to this agreement, Dr. Hoffmann will receive an annual compensation of $50,000 and may receive additional incentive and bonus compensation upon the completion of specific performance objectives. He was employed by the Company from November 1996 to July 1997 as Principal Scientist in Business Development. From July 1994, Dr. Hoffmann is a Professor of Oncology and Medical Genetics at the McArdle Laboratory for Cancer Research at the University of Wisconsin-Madison. He held the positions of Associate and Assistant Professor at the University of Wisconsin-Madison from July 1984 to July 1994. He conducted post-doctoral research at Harvard University and the Massachusetts Institute of Technology from January 1979 to June 1984. He holds a Ph.D. degree in biochemistry from Cornell University and a B.S. degree in chemistry from Rensselaer Polytechnic Institute.

     Mr. Donald L. Nevins joined the Company as Vice President, Finance, and Chief Financial Officer in November 1997. From 1993 to 1997, Mr. Nevins operated his own consulting firm, CPR Electronics, Inc. which provided financial and strategic services to development-stage companies. He has been President, CEO, and a director of CPR Electronics Inc., a company he formed for investment and consulting purposes in 1993 which became inactive in September 1997. He was president, CEO, and a director of LouveRail Enterprises, Inc. in 1996 and Vice President-Finance and CFO of Personnel Data Systems from 1995 to 1996. From 1988 to 1992, he was chief financial officer of C & D Technologies, Inc., a publicly held battery and electronics company. From 1986 to 1988, he was senior vice president of finance and a director of Protein Sciences Corp., a private biopharmaceutical company. From 1976 to 1986, he held a series of positions with Uniroyal Inc. including chief financial officer of two major groups (Chemical and Engineered Products). From 1974 to 1976, Mr. Nevins was assistant controller of Combustion Engineering, Inc. and chief financial officer of its Brazilian subsidiary. From 1967 to 1972, he held a series of financial staff positions with Commercial Union Companies, Inc.; from 1972 to 1974 with Northwest Industries, Inc.; from 1964 to 1967 with Carborundum Company. From 1960 to 1964, Mr. Nevins was a certified public accountant at Price Waterhouse & Co. Mr. Nevins received his B.B.A. from the University of Pittsburgh and a M.B.A. from the State University of New York.

     Dr. Margaret B. van Boldrik has served as a Director of the Company since its inception in November 1989. Dr. van Boldrik has also served as Vice President of the Company since January 1990 and as Secretary of the Company since November 1989. Prior to joining the Company, Dr. van Boldrik was Director of the University of Wisconsin Biotechnology Center's Technology Transfer Office where she managed broad-based programs for the commercial development of University-affiliated technologies from 1987 to 1990. Dr. van Boldrik holds a B.S. in Biochemistry from the University of California at Davis and a Ph.D. in Biochemistry from Tufts University.

     Mr. Rex J. Bates has served as a Director of the Company since March 1992. He has also served as a Director of Ventana Medical Systems, Inc., a publicly held medical diagnostic instrument company, since April 1996. From August 1991 to May 1995, Mr. Bates served on the Board of Directors of Twentieth Century Industries, a publicly held insurance holding company, and was a member of its compensation committee. Mr. Bates worked at State Farm Mutual Automobile Insurance Company from May 1972 to March 1991 serving as Vice-Chairman of the Board of Directors and as Chief Investment Officer. In March of 1991, Mr. Bates retired from State Farm. Mr. Bates was a member of the investment advisory firm of Stein, Roe & Farnham in Chicago from August 1949 to May 1972. Mr. Bates received a B.S. and a M.B.A. from the University of Chicago.

     Dr. W. Leigh Thompson has served as a Director of the Company since December 1995. Dr. Thompson founded Profound Quality Resources, Inc., a private healthcare consulting firm, in 1995 to provide consulting services to health institutions and manufacturers worldwide. Dr. Thompson served as an Assistant Professor of Medicine and of Pharmacology and Experimental Therapeutics at Johns Hopkins University from 1970 to 1974 where he founded and led the Medical Critical Care Unit, and as a Professor of Medicine at Case Western Reserve from 1974 to 1982, where he founded programs in clinical pharmacology and critical care medicine. He worked at Eli Lilly and Company, holding several executive positions including Executive Vice President of Lilly Research Laboratories and Chief Scientific Officer from 1982 to 1985. He holds a Ph.D. from the Medical University of South Carolina and an M.D. from Johns Hopkins University.

     Dr. Peter Model has served as a Director of the Company since December 1996. Dr. Model is a senior faculty member conducting research in the areas of biochemistry and genetics at the Rockefeller University, where he has been employed since 1967. He served on the editorial boards of the Journal of Virology and Virology and is a member of various scientific advisory committees. Dr. Model received his B.S. from Stanford University and his Ph.D. in Biochemistry from Columbia University.

               BOARD OF DIRECTORS COMMITTEES AND OTHER INFORMATION

     The Company's directors are elected annually and hold office until the next annual meeting of shareholders of the Company and until their respective successors have been qualified and elected. Officers are elected by, and serve at the discretion of, the Board of Directors.

         In July 1997, the Board of Directors appointed an Audit Committee that reviews the scope and results of the Company's financial statements conducted by the Company's independent accountants, the scope of other services provided by the Company's independent accountants, proposed changes in the Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to its internal accounting, auditing and financial controls, and makes recommendations to the Board of Directors on the engagement of the independent accountants, as well as other matters which may come before it or as directed by the Board of Directors.

     A subcommittee of the Board of Directors administers the Company's stock option plans. The Board of Directors has also established an Executive Search and Review Committee charged with identifying executive staff requirements, recruiting, and evaluating performance and compensation of the Company's executive officers. Although no other committees currently exist, management expects the Board will in the future set up such finance, compensation, and other standing and ad hoc committees, made up of Board members, officers, consultants and others, as it deems necessary and appropriate for the efficient operation of the Company.

                              DIRECTOR COMPENSATION

     Non-employee Directors of the Company are paid $1,000 per meeting of the Board of Directors which is payable in cash or in shares of the Company. Drs. van Boldrik and Thompson do not receive compensation as Directors of the Company but receive compensation as consultants. See "Consultant Compensation;" page 28.

                      EMPLOYMENT AND CONSULTING AGREEMENTS

     The Company has entered into agreements with all its employees, including Drs. Stafford, Firca, Hoffmann, and Mr. Nevins, who are corporate officers, concerning ownership of intellectual property. These agreements prohibit competition with the Company during and for a term of one year after termination of, employment with the Company. They obligate each employee to keep confidential the trade secrets and other proprietary information of the Company, and employees are required to disclose and assign to the Company all of their discoveries and inventions and any and all patent rights therein.

         Effective June 1, 1997, the Company entered into an employment agreement with Dr. Douglas Stafford, President and Chief Executive Officer of the Company, for a three-year term. Pursuant to such agreement, Dr. Stafford receives an annual base salary of $180,000 subject to annual review and increase by mutual agreement.

     Effective June 1, 1997, the Company entered into an employment agreement with Dr. Joseph Firca, Vice President, Research and Development of the Company, for a three-year term. Pursuant to such agreement, Dr. Firca receives an annual base salary of $140,000 subject to annual review and increase by mutual agreement.

     Effective August 1, 1997, the Company entered into an employment agreement with Dr. F. Michael Hoffmann, Vice President, Genetic Technology Programs of the Company, for a three-year term. Pursuant to such agreement, Dr. Hoffmann received an annual base salary of $125,000 subject to annual review and increase by mutual agreement. Effective December 1, 1998, a new agreement was entered into as discussed on page 25.

     Effective November 6, 1997, the Company entered into an employment agreement with Donald L. Nevins, Vice President, Finance, and Chief Financial Officer. Mr. Nevins assumed his duties with the Company December 1, 1997. Mr. Nevins receives an annual base salary of $110,000, subject to annual review and increases by mutual agreement.

     Scientists and consultants retained by the Company will generally be contractually obligated to disclose and assign to the Company certain ideas and inventions developed in the performance of duties for the Company and will be prohibited from disclosing any confidential Company information to anyone outside the Company at any time. The terms of their agreements may depend upon the outcome of negotiations and the level of protection provided by other circumstances.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during Fiscal 1998, 1997 and 1996 by the Company's President and Chief Executive Officer and all other corporate officers earning in excess of $100,000 annually.


                                                  SUMMARY       COMPENSATION        TABLE

                                                                                                           LONG TERM
                                                                                                         COMPENSATION
                                                                                                         ------------
                                                            ANNUAL COMPENSATION                          COMMON STOCK
NAME AND PRINCIPAL POSITION                     YEAR               SALARY               BONUS         UNDERLYING OPTIONS
---------------------------                     ----               ------               -----         ------------------
Dr. Douglas Stafford ..............             1998             $179,517             $ 25,000                   --
        President & CEO                         1997             $154,162             $ 10,000               30,000
                                                1996             $146,028             $ 30,000                   --
Dr. Joseph R. Firca ...............             1998             $139,624(1)          $     --                   --
        V P, Research & Development             1997             $132,909             $ 15,000               20,000
                                                1996             $125,668             $ 15,000                   --
Dr. F. Michael Hoffmann ...........             1998             $118,381             $ 25,000                   --
        V P, Genetic Technology                 1997             $ 86,250(2)          $     --              100,000
        Programs                                1996             $     --             $     --                   --
Donald L. Nevins ..................             1998             $115,781(3)          $     --                   --
        V P, Finance & CFO                      1997             $     --             $     --                   --
                                                1996             $     --             $     --                   --

-----------------
(1) Does not include certain relocation expenses to be paid by the Company in the future to Dr. Firca.

(2) Dr. Hoffmann became a Vice President of the Company as of August 1, 1997.

(3) Mr. Nevins became a Vice President of the Company as of November 6, 1997 and his salary compensation includes a nonaccountable relocation allowance of $20,000.
-----------------
     The following table sets forth certain information regarding the value of exercised and unexercised stock options held by each of the named Executive Officers as of September 30, 1998. None of the named Executive Officers exercised options to purchase Common Stock during the fiscal year ended September 30, 1998.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES


                                         NUMBER OF SECURITIES
                                        UNDERLYING UNEXERCISED                        VALUE OF UNEXERCISED
                                              OPTIONS AT                              IN-THE-MONEY OPTIONS
                                          SEPTEMBER 30, 1998                         AT SEPTEMBER 30, 1998(1)
                                          ------------------                         ----------------------
           NAME                 EXERCISABLE            UNEXERCISABLE           EXERCISABLE          UNEXERCISABLE
           ----                 -----------            -------------           -----------          -------------
Dr. D.  C. Stafford....            193,200                 24,000               $277,525               $      0
Dr. J. R. Firca .......            104,000                 16,000               $  6,250               $      0
Dr. F. M. Hoffmann.....             20,000                 80,000               $      0               $      0
Mr. D. L. Nevins(2)....                N/A                    N/A                    N/A                    N/A

                             CONSULTANT COMPENSATION

     In June 1996, the Company granted a consultant, G. Steven Burrill, the option to purchase 100,000 shares of the Company at a price of $4.50 per share exercisable until May 2004.

     Dr. van Boldrik receives consulting fees for services, which do not include her services as a Director. Dr. van Boldrik receives a consulting fee of $5,000 per quarter plus health insurance benefits, subject to annual review. For Fiscal 1998, Dr. van Boldrik received $20,000.

     The Company paid Dr. Sean Carroll a monthly consulting fee of $3,333, which ended January 1998 for consulting services which did not include his services as a director. Dr. Carroll's consulting agreement expired in January 1998 and is not subject to renewal. For Fiscal 1998, Dr. Carroll received $13,332.

     Dr. Thompson receives $2,400 per day plus expenses for his services as a consultant, payable in cash or shares, in any event not to exceed 10,000 shares in aggregate. For Fiscal 1998, Dr. Thompson received $1,463. Each of the consultants provides services regarding business development, technology assessment or research strategies.

                               STOCK OPTION PLANS

     The Company currently has a 1990 Incentive Stock Option Plan and a 1992 Employee Stock Option Plan ("1990/1992 Stock Option Plans") in force for its employees, advisors and directors. The 1990/1992 Stock Option Plans provide for the grant of options to purchase shares, in the case of the 1990 Incentive Stock Option Plan, at not less than fair market value as of the date options are granted, and in the case of the 1992 Employee Stock Option Plan at a value determined by the Stock Option Committee. The 1990/1992 Stock Option Plans are administered by a committee ("Stock Option Committee") made up of at least two members of the Company's Board of Directors, and is currently made up of Dr. van Boldrik and Mr. Linton. To facilitate the operation of the 1990/1992 Stock Option Plans, the Company initially reserved 457,160 authorized but unissued shares for the 1990/1992 Stock Option Plans. On December 1, 1992, by a vote of shareholders, the number of shares available for employee stock options was increased by 200,000 shares, for a total of 657,160.

     The Company's Board of Directors has approved and will seek shareholder approval for a new incentive stock option plan (the "1997 Incentive Stock Option Plan"), which will provide for the issuance of options to purchase 975,000 shares of the Company, reduced by the number of shares subject to options that may be granted to eligible employees, advisors and Directors under the 1990/1992 Stock Option Plans.

     As of November 30, 1998, the Company has entered into stock option agreements granting Dr. Stafford options to purchase up to 137,200 shares at an exercise price of $.0625 per share which options vested in stages ending

------------------------
(1) The value of the options is based upon the difference between the exercise price and the value of $2.0625 per share based on the closing price of the stock on September 30, 1998.
(2) Award of 50,000 shares pending shareholder approval of 1998 Stock Option
Plan.

August 1, 1994, and may only be exercised prior to July 31, 2000, and to purchase 50,000 shares at an exercise price of $2.00 per share, which options vested in stages ending October 25, 1995, and may only be exercised prior to October 24, 2001, and to purchase 30,000 shares at an exercise price of $5.50 per share, which options vest in stages ending July 29, 2002 and may only be exercised prior to July 30, 2007. The Company has entered into an agreement granting Dr. Firca the option to purchase 100,000 shares at an exercise price of $2.00 per share, which option vested in stages ending July 13, 1997, and may only be exercised prior to July 13, 2002, and to purchase 20,000 shares at an exercise price of $5.50 per share, which options vest in stages ending July 13, 2002 and may only be exercised prior to July 30, 2007. The Company has entered into an agreement granting Dr. Hoffmann the option to purchase 100,000 shares at an exercise price of $5.50 per share, which options vest in stages ending November 1, 2001 and may only be exercised prior to July 30, 2007. Following approval by the shareholders of the 1997 Incentive Stock Option Plan, the Company intends to grant Mr. Nevins an option to purchase 50,000 shares at the initial public offering price per Unit, which option will vest in stages over a five-year period. The Company has entered into an agreement granting Mr. Bates the option to purchase 25,000 shares at an exercise price of $2.00 per share, which options were immediately vested, and may only be exercised prior to July 31, 2006. He was also granted the option to purchase 5,000 shares at an exercise price of $4.50 per share which options was vested on January 12, 1997 after one year of service with the Company, and may only be exercised prior to January 12, 2006. A third Stock Option Agreement was entered into between the Company and Mr. Bates according to which he was granted the option to purchase 5,000 shares at an exercise price of $5.50 which option vested upon one year of service following January 10, 1997, and may only be exercised prior to January 10, 2007. The Company has entered into an agreement granting Dr. Model the option to purchase 5,350 shares at an exercise price of $5.50 per share which option vests upon one year of service following January 10, 1997 and may be exercised only prior to January 10, 2007. The Company has entered into an agreement granting Dr. Thompson the option to purchase 5,323 shares at an exercise price of $4.50 per share which option vested upon one year of service following January 12, 1996 and may be exercised by January 12, 2006, and a second agreement with Dr. Thompson granting him the option to purchase 5,000 shares at an exercise price of $5.50 per share which vested upon one year of service from January 10, 1997 and may be exercised by January 10, 2007. The Company has entered into similar agreements with 21 Company employees who are not executive officers pursuant to the 1990/1992 Stock Option Plans granting options to purchase an aggregate of 149,977 shares of common stock at a weighted average exercise price of $2.77 per share. The number of shares reported in the Prospectus dated May 7, 1998 was 112,975. That number did not include 45,760 shares granted to an employee under Ophidian's Incentive Stock Option Plan. Those shares are now reported in the 149,977 figure. The options granted pursuant to the 1990/1992 Stock Option Plans are nontransferable, but may be exercised by the personal representative of a holder thereof in the event of death.

     The Company will not grant options or warrants in excess of 15% of its outstanding shares as of the date of the IPO to officers, directors, employees or 5% shareholders and affiliates for a one-year period following the Offering. The Company will not grant non-qualified options with an exercise price of less than 85% of the fair market value of the Common Stock on the date of the grant for a period of one year following the IPO.

                             401(K) RETIREMENT PLAN

     Effective October 1, 1993, the Company established a profit sharing plan and trust to provide retirement benefits for eligible employees. The Ophidian Pharmaceuticals, Inc. 401(k) Plan (the "401(k) Plan") is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. Participants may direct a portion of their compensation, the lesser of 15% or $10,000 (the maximum limit set by law for 1998), to be contributed to their accounts under the 401(k) Plan. The Company has arranged for the firm of Robert W. Baird and Company to provide investment services to employees for their funds contributed to the 401(k) Plan. The Company may, but is not required to, match a participant's pre-tax contributions to the 401(k) Plan. In addition, the Company may make discretionary contributions to the 401(k) Plan on an annual basis. To date, the Company has not made any contributions under the 401(k) Plan in addition to participants' own contributions. Participants are always vested fully in their pre-tax contributions to the 401(k) Plan.

     Generally, amounts contributed to the 401(k) Plan (and any earnings or interest) may not be distributed until the participant's death, disability, retirement or termination of employment. There may be certain tax penalties levied for lump-sum withdrawals made prior to age 59 1/2, unless the sum is rolled over into another qualified plan or individual retirement account. In addition, funds may be made available in the form of a loan or hardship distribution to a participant in the event of an immediate and heavy financial necessity.

                            STOCK PERFORMANCE GRAPH

     The following graph compares the percentage change in cumulative total shareholder return on the Company's Common Stock with the cumulative return on the NASDAQ (Composite) Stock Market Index (designated as "Broad Market" below) and the NASDAQ Biotechnology Stock Index (designated as "Peer" below) during the period beginning June 12, 1998 (the date on which the Company's Common Stock began trading separately from the warrants on the Nasdaq Small Cap System) through September 30, 1998. The comparison assumes that $100 was invested on June 12, 1998, in the Company's Common Stock and in the foregoing indices and assumes the reinvestment of dividends.

                                   [GRAPH]

MEASUREMENT PERIOD           OPHIDIAN          BROAD MARKET      PEER
June 12, 1998                 100               100              100
September 30, 1998            40.3              96.8             101.8


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

     The following table sets forth the beneficial ownership of the Company's Common Stock as of November 30, 1998 by (a) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (b) the directors of the Company, (c) the executive officers of the Company, and (d) all directors and executive officers as a group.


                                                                    Number of                       Number of
                                                                     Shares                         Warrants
                     Name and Address of                          Beneficially     Percentage     Beneficially     Percentage
                      Beneficial Owner                              Owned (1)         Owned         Owned (1)         Owned
                      ----------------                              ---------         -----         ---------         -----
         Dr. Margaret B. van
         Boldrik(2).....................................            1,460,000           15.8%
         Dr. Sean B. Carroll(3).........................            1,460,333           15.8              333              *
         Eli Lilly and Company
         Lilly Corporate Center,
         Indianapolis, IN 46285.........................              699,300            7.6
         Mr. William A. Linton(4).......................              513,020            5.6
         Dr. Douglas C. Stafford(5).....................              193,300            2.1              100              *
         Dr. Peter Model(6).............................              235,532            2.6           45,000            2.3
         Dr. Joseph R. Firca(7).........................              104,000            1.1
         Mr. Donald L. Nevins(8)........................               13,000              *           11,000              *
         Mr. Rex J. Bates(9)............................              112,878            1.2            9,150              *
         Dr. F. Michael Hoffmann(10)....................               40,000              *
         Dr. W. Leigh Thompson(11)......................               11,051              *
         All Directors and Officers as a Group (8
         persons)(12)(13)...............................            2,682,781           29.1           65,583            3.4%

*Less than 1%.

1. Includes ownership of shares of Common Stock plus options exercisable within 60 days of September 30, 1998. Shares of Common Stock subject to outstanding options are deemed outstanding for purposes of computing the percentage of ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership for any other persons.

2. Includes 1,370,000 shares owned by Dr. van Boldrik and 45,000 shares held by the Willem Erin van Boldrik Trust and includes 45,000 shares held by the Jan Patrick Carroll Trust controlled by Dr. van Boldrik as Trustee for the benefit of Willem Erin van Boldrik and Jan Patrick Carroll.
     Drs. van Boldrik and Carroll were divorced in December 1998.

3. Includes 1,370,333 shares owned by Dr. Carroll and also includes 45,000 shares held by the Jan Patrick Carroll Trust and 45,000 shares held by the Willem Erin van Boldrik Trust controlled by Dr. Carroll as Trustee for the benefit of Jan Patrick Carroll and Willem Erin van Boldrik. Drs. van Boldrik and Carroll were divorced in December 1998.

4. Includes 262,520 shares owned by Promega Corporation of which Mr. Linton is Chairman, President and Chief Executive Officer and may be deemed to have voting and investment power over the shares.

5. Includes 100 shares and also includes options to purchase 137,200 shares currently vested in the 1990 Stock Option Plan at an exercise price of $0.0625 which expire in July 2000, options to purchase 50,000 shares currently vested in the 1990 Stock Option Plan at an exercise price of $2.00 which expire in October 2001, and options to purchase 6,000 shares currently vested in the 1992 Stock Option Plan at an exercise price of $5.50 which expire in July 2007.

6. Includes 230,182 shares held by the Model Charitable Lead Trust and Peter Model Trust II, for which Dr. Model is one of two co-trustees, and options to purchase 5,350 shares currently vested in the 1992 Stock Option Plan at an exercise price of $5.50 per share which expire January 2007.

7. Includes options to purchase 100,000 shares currently vested in the 1990 Stock Option Plan at an exercise price of $2.00 which expire in July 2002, and options to purchase 4,000 shares currently vested in the 1992 Stock Option Plan at an exercise price of $5.50 which expire in July 2007.

8. Includes warrants owned by Mr. Nevins' son, Donald L. Nevins III (500), and grandson, Jared Lester Nevins (500), stepsons, Matthias J. Malin (500) and David G. Raquet (500), and stepdaughters, Debra N. Safford (500), E. Paige Malin (500) and Anne K. Malin (1,000) and wife, Sylvia M. Nevins (500), who in addition owns, 1000 shares.

9. Includes options to purchase 25,000 shares currently vested in the 1992 Stock Option Plan at an exercise price of $2.00 which expire in July 2006, options to purchase 5,000 shares currently vested in the 1992 Stock Option Plan at an exercise price of $4.50 which expire in January 2006 and options to purchase 5,000 shares currently vested in the 1992 Stock Option Plan at an exercise price of $5.50 per share which expire January 2007.

10. Includes options to purchase 40,000 shares currently vested in the 1992 Stock Option Plan at an exercise price of $5.50 per share which expire July 2007.

11. Includes options to purchase 5,323 shares currently vested in the 1992 Stock Option Plan at an exercise price of $4.50 per share which expire in January 2006 and options to purchase 5,000 shares currently vested in the 1992 Stock Option Plan at an exercise price of $5.50 per share which expire January 2007.

12.  Address is 5445 East Cheryl Parkway, Madison, Wisconsin 53711.

13. Includes 387,873 shares of Common Stock issuable upon exercise of outstanding options which will vest within 60 days of September 30, 1998 of which 137,200 have an exercise price of $0.0625, 175,000 have an exercise price of $2.00, 10,323 have an exercise price of $4.50 and 65,350 at an exercise price of $5.50 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

     Dr. Sean B. Carroll, a founder of the Company currently owns 1,460,333 shares. In exchange for those shares, Dr. Carroll contributed to the Company in 1990 all of his rights to his invention entitled "Antivenoms and Methods for Making Antivenoms" which is the basis for the Company's avian technology, as well as a subsequent assignment in the same year of his rights to any patent applications filed in connection with the Company's passive antibody technology. The Company determined that the transfer of Dr. Carroll's technology rights was adequate consideration for the issuance of these shares of Company Stock.

     Dr. van Boldrik, Vice President, Secretary, a Director and Founder of the Company, currently owns 1,460,000 shares. In exchange for those shares, Dr. van Boldrik contributed in 1990 all of her rights in the invention entitled "Antivenoms and Methods for Making Antivenoms," as well as a subsequent assignment in the same year of her rights to any patent application filed in connection with the Company's passive antibody technology. The Company determined that the transfer of Dr. van Boldrik's technology rights was adequate consideration for the issuance of these shares of Company Stock.

     Fitchburg Research Park Associates Limited Partnership ("FRPA"), a Wisconsin limited partnership of which William A. Linton, Chairman of the Board and a Director, is the sole general partner and holds a 50% ownership interest, received 800,000 shares when the Company first issued shares January 17, 1990. In exchange for those shares, FRPA contributed $50,000 for an effective price of $0.0625 per share. FRPA has distributed its shares from the partnership.

     Under the terms of a Stock Warrant granted to FRPA (the "FRPA Warrant") by the Company on January 17, 1990, designed to protect FRPA against dilution of its holdings in the Company due to the issuance of shares to employees of the Company pursuant to the Company's Stock Option Plans, FRPA is entitled to purchase one share for every four shares issued to employees pursuant to the Plans. FRPA may purchase a maximum of 114,290 shares under the FRPA Warrant; the exercise price thereunder is $.0025 per share.

     On October 1, 1990, the Company obtained a line of credit from FRPA in the original principal amount of $250,000 (the "FRPA Line of Credit"). The FRPA Line of Credit was repaid in full on October 21, 1991, and the line of credit is no longer in effect. As additional consideration for the line of credit, the Company granted to FRPA an option to purchase 125,000 shares at a price of $2.00 per share. The option was exercised fully on October 1, 1993 through the payment of $250,000 for 125,000 shares.

     In September 1991, Promega agreed to purchase shares of the Company conditioned upon its receipt of an exclusive and confidential first right, for a period of 10 years, to review any technology developed by the Company that is incidental to the human and animal therapeutic and diagnostic markets. "Incidental" refers to those markets that are not human or animal therapeutics or diagnostics. Promega serves various incidental markets, such as, research products or food testing. The arrangement was established so that the Company's core business interests would not be encumbered by the agreement with Promega and a market could be established in incidental markets. Promega has 60 days after disclosure of a technology to review the technology and notify the Company in writing of its interest in developing the technology. The parties will then negotiate in good faith for up to 60 days thereafter regarding terms on which Promega might obtain the right to use the technology. If Promega and the Company fail to enter into an agreement within 60 days after notice of Promega's interest in the technology, the Company may attempt to license or assign the rights to the product to a third party, subject to Promega's right to first refuse the price and terms offered by a third party, exercisable within 15 days after notice thereof to Promega. The agreement with Promega will terminate at any time that Promega's ownership of the Company falls below one percent of the outstanding shares. Promega currently owns 262,520 shares of Ophidian, or 2.8%.

     Promega and FRPA are affiliated by virtue of common control and partial common ownership. As sole general partner of FRPA; a shareholder, President, and Chairman of the Board of Promega; and a Director and Chairman of the Board of the Company, William A. Linton may be subject to various conflicts of interest in determining whether Promega will pursue, for use in incidental markets, the development of any technology initially developed by the Company, and would be subject to a significant conflict of interest in connection with any dispute that might arise under the disclosure agreement between the Company and Promega described above.

     On January 1, 1994, the Company entered into a Lease with Promega for a 10,000 square foot office/research laboratory and production facility at 5445 East Cheryl Parkway, Madison, Wisconsin. Mr. Linton is a shareholder, the President and Chairman of the Board of Promega. The lease provides for a five-year lease term with an option to renew the lease for an additional five-year term. In June 1998, Ophidian exercised this option.

     The facility lease described above gives Promega the right to terminate in case of a broad range of events of default by the Company, in which event the Company would lose the value of improvements and may be liable for the remaining rent even if its rights to use the premises are terminated. As Chairman of the Board and a director of the Company, Mr. Linton would be subject to a significant conflict of interest in connection with taking any adverse action on the lease on behalf of Promega. See "Item 2, Properties."

     Dr. Peter Carroll, who is Dr. Sean Carroll's brother, is an attorney with Medlen & Carroll, LLP, San Francisco, California, and serves as patent counsel to the Company. Dr. Peter Carroll and his wife, Maureen Collins-Carroll, were given 40,000 shares as a gift from Dr. Sean Carroll in April 1990. As Dr. Sean Carroll's brother, Dr. Peter Carroll would have a conflict of interest in any dispute between Dr. Sean Carroll and the Company, especially with respect to ownership of intellectual property.

     Pursuant to the Lilly Agreements, Lilly can require, subject to certain qualifications, that the Company register the shares Lilly purchased either in a separate public offering or in conjunction with a public offering sponsored by the Company. Lilly has waived its rights to require the Company to register its shares in conjunction with the IPO, but in every other respect, retains those rights.

     The Company believes that each of the transactions set forth above as well as those currently in effect were entered into on (i) terms as fair as those that could be obtained from independent third parties, and (ii) were ratified by a majority (but no less than two) of the Company's independent directors who did not have an interest in the transaction and who had access to the Company's counsel at Company expense. All future transactions with the Company in which a director, officer or 5% shareholder of the Company has a direct or indirect interest must (i) be on terms no less favorable to the Company than could be obtained from unaffiliated third parties, and (ii) be approved by a majority of directors who have no direct or indirect interest in the transaction and who have access at Company expense to the Company's counsel or independent counsel.

             LIABILITY AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Under the Company's Amended and Restated Bylaws and the Wisconsin Business Corporation Law, directors and officers of the Company are entitled to mandatory indemnification from the Company against certain liabilities and expenses (a) to the extent such officers or directors are successful in the defense of a proceeding and (b) in proceedings in which the director or officer is not successful in the defense thereof, unless it is determined the director or officer breached or failed to perform his or her duties to the Company and such breach or failure constituted: (i) a willful failure to deal fairly with the Company or its shareholders in connection with a matter in which the director or officer had a material conflict of interest, (ii) a violation of criminal law, unless the director or officer had reasonable cause to believe his or her conduct was lawful or had no reasonable cause to believe his or her conduct was unlawful, (iii) a transaction from which the director or officer derived an improper personal profit, or (iv) willful misconduct. The Company's Amended and Restated Bylaws provide that the Company may purchase and maintain insurance on behalf of an individual who is a director or officer of the Company against liability asserted against or incurred by such individual in his or her capacity as a director or officer regardless of whether the Company is required or authorized to indemnify or allow expenses to the individual against the same liability under the Amended and Restated Bylaws.

     Under Section 180.0828 of the Wisconsin Business Corporation Law, directors of a corporation are not subject to personal liability to the corporation, its shareholders, or any person asserting rights on behalf thereof for certain breaches or failures to perform any duty resulting solely from their status as a director, unless the person asserting liability proves that the breach or failure constituted: (i) a willful failure to deal fairly with the corporation or its shareholders in connection with a matter in which the director had a material conflict of interest, (ii) a violation of criminal law, unless the director had reasonable cause to believe his or her conduct was lawful or had no reasonable cause to believe his or her conduct was unlawful, (iii) a transaction from which the director derived an improper personal profit, or (iv) willful misconduct. These provisions pertain only to breaches of duty by directors as directors and not in any other corporate capacity, such as officers. As a result of such provisions, shareholders may be unable to recover monetary damages against directors for actions taken by them which constitute negligence or gross negligence or which are in violation of their fiduciary duties, although it may be possible to obtain injunctive or other equitable relief with respect to such actions. If equitable remedies are found not to be available to shareholders in any particular case, shareholders may not have any effective remedy against the challenged conduct.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K.

(a) Documents filed as a part of this report.

1.       List of Financial Statements.

         The following financial statements of Ophidian Pharmaceuticals, Inc. and Report of Ernst & Young LLP, Independent Auditors, are included in this report:

              Report of Ernst & Young LLP, Independent Auditors

              Balance Sheets - September 30, 1998, and September 30, 1997.

              Statements of Operations - Fiscal Year ended September 1998, 1997 and 1996, and the period from inception (November 11, 1989) to September 30, 1998.

              Statements of Cash Flows - Fiscal Year ended September 1998, 1997 and 1996, and the period from inception (November 11, 1989) to September 30, 1998.
              Statements of Shareholders' Equity - Fiscal Year ended September
                  1990, (inception, November 11, 1989) to September 30, 1998.

              Notes to Financial Statements.

2.       List of all Financial Statement Schedules.

         All schedules are omitted because they are not applicable or the required information is shown in the financial Statements or notes thereto.

3. List of Exhibits Required by Item 601 of Regulation S-K.

         See item 14(c) below.


 (b) Reports on Form 8-K.


         Ophidian filed a Press Release dated September 15, 1998, titled "Ophidian Pharmaceuticals to Seek New Partner for Its Therapeutic Antibody Program Now in Clinical Testing," which discussed Lilly's decision to discontinue its joint development efforts with Ophidian. See Item 1, Business, pages 4-5.

(c) Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this report:


    Number       Description
----------------------------------------------------------------------------------------------------------------------
      3.1        Amended and Restated Articles of Incorporation of the
                 Registrant, filed as Exhibit 3.1 to the Registration Statement, and hereby incorporated by reference.

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

      4.3        Form of Representatives' Warrant Agreement, including Specimen Representatives' Warrant, filed as
                 Exhibit 4.3, to the Registration Statement, and hereby incorporated by reference.

      4.4        Form of Warrant Agreement, filed as Exhibit 4.4, to the Registration Statement and hereby incorporated by reference.

      4.5        Specimen Unit Certificate, filed as Exhibit 4.5 to the Registration Statement, and hereby incorporated by reference.

     10.1        Lease dated February 12, 1994 between the Company and Promega Corporation, filed as Exhibit 10.1 to the Registration Statement, and hereby incorporated by reference.

     10.2        1997 Incentive Stock Option Plan, filed as Exhibit 10.2 to the Registration Statement, and hereby incorporated by reference.

     10.3        1990 Incentive Stock Option Plan, filed as Exhibit 10.3 to the Registration Statement, and hereby incorporated by reference.

     10.4        1992 Employee Stock Option Plan, filed as Exhibit 10.4 to the Registration Statement, and hereby incorporated by reference.

     10.5        Agreement dated June 3, 1996 between the Company and Eli Lilly and Company, filed as Exhibit 10.5 to the Registration Statement and hereby incorporated by reference.

     10.6        Employment Agreement dated June 1, 1997 between the Company and Douglas C. Stafford, filed as
                 Exhibit 10.6 to the Registration Statement, and hereby incorporated by reference.

     10.7        Employment Agreement dated June 1, 1997 between the Company and Joseph Firca, filed as Exhibit
                 10.7 to the Registration Statement, and hereby incorporated by reference.

     10.8        Employment Agreement dated August 1, 1997 between the Company and F. Michael Hoffmann, filed as
                 Exhibit 10.8 to the Registration Statement, and hereby incorporated by reference.

     10.9        Employment Agreement dated November 6, 1997 between the Company and Donald L. Nevins, filed as
                 Exhibit 10.9 to the Registration Statement, and hereby incorporated by reference.

     10.10       Employment Agreements dated December 1, 1998, between the Company and F. Michael Hoffmann.(1)

     27.0        Financial Data Schedule.

--------------------------------
(1) Confidential treatment has been requested as to a portion of one of these agreements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 21st day of December 1998.

                         Ophidian Pharmaceuticals, Inc.


December 21, 1998                  By:     /s/ Douglas C. Stafford
                                           -------------------------------------
                                           Douglas C. Stafford
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

December 21, 1998                  By:     /s/ William A. Linton
                                           -------------------------------------
                                           William  A. Linton
                                           Director, Chairman of the Board

December 21, 1998                  By:     /s/ Douglas C. Stafford
                                           -------------------------------------
                                           Douglas C. Stafford
                                           Director

December 21, 1998                  By:     /s/ Peter Model
                                           -------------------------------------
                                           Peter Model
                                           Director

December 21, 1998                  By:     /s/ Rex J. Bates
                                           -------------------------------------
                                           Rex J. Bates
                                           Director

December 21, 1998                  By:     /s/ Donald L. Nevins
                                           -------------------------------------
                                           Donald L. Nevins
                                           Chief Financial Officer
                                                (Principal Financial Officer and
                                           Principal Accounting Officer)

                                FINANCIAL STATEMENTS

                                OPHIDIAN PHARMACEUTICALS, INC.
                                (A DEVELOPMENT STAGE CORPORATION)

                                Years ended
                                September 30, 1998 and 1997

                         Ophidian Pharmaceuticals, Inc.
                        (A Development Stage Corporation)

                              Financial Statements

                     Years ended September 30, 1998 and 1997

                                    CONTENTS

Report of Independent Auditors .........................................F-3

Financial Statements

Balance Sheets .........................................................F-4
Statements of Operations ...............................................F-6
Statements of Shareholders' Equity .....................................F-7
Statements of Cash Flows ..............................................F-10
Notes to Financial Statements .........................................F-11

                         Report of Independent Auditors

Board of Directors
Ophidian Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Ophidian Pharmaceuticals, Inc. (the Company), a development stage corporation, as of September 30, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998 and the cumulative period from inception to September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 and the cumulative period from inception to September 30, 1998, in conformity with generally accepted accounting principles.



October 13, 1998.                                              Ernst & Young LLP

Milwaukee, Wisconsin

                         Ophidian Pharmaceuticals, Inc.
                        (A Development Stage Corporation)

                                 BALANCE SHEETS

                                                                                      SEPTEMBER 30,
                                                                                1998                  1997
                                                                       ---------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 8,688,162           $ 3,547,036
   Short-term investments (Note 2)                                                      -               359,588
   Accounts receivable                                                             81,566               214,988
   Prepaid expenses and other                                                     130,046                58,975
                                                                       ---------------------------------------------
Total current assets                                                            8,899,774             4,180,587

Other assets                                                                      703,658               278,005

Equipment and leasehold improvements (Note 4):
   Furniture and fixtures                                                          96,692                96,692
   Manufacturing equipment                                                        220,358               123,452
   Laboratory equipment                                                           498,746               429,758
   Office equipment                                                                54,537                54,537
   Leasehold improvements                                                          24,092                24,092
                                                                       ---------------------------------------------
                                                                                  894,425               728,531
   Accumulated depreciation                                                       538,378               406,167
                                                                       ---------------------------------------------
Net equipment and leasehold improvements                                          356,047               322,364

Patent costs, net of accumulated amortization of $35,817 for 1998 and
   $20,765 for 1997                                                             1,394,639             1,194,650
                                                                       =============================================
Total assets                                                                  $11,354,118           $ 5,975,606
                                                                       =============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                                           $   241,142           $   246,096
   Accrued expenses and other liabilities                                         130,468               105,502
   Current portion of capital lease obligations (Note 4)                            5,839                16,450
                                                                       ---------------------------------------------
Total current liabilities                                                         377,449               368,048

Capital lease obligations, less current portion (Note 4)                           12,069                17,956

Deferred revenue - noncurrent (Note 7)                                            346,887               191,646

Shareholders' equity (Notes 5 and 6):
   Common stock, $0.0025 par value, 22,400,000 shares authorized,
     9,223,018 and 7,287,315 shares issued and outstanding at
     September 30, 1998 and 1997, respectively                                     23,058                18,218
   Additional paid-in capital                                                  22,047,154            12,680,394
   Deficit accumulated during development stage                               (11,452,499)           (7,299,633)
   Net unrealized loss on available-for-sale securities                                 -                (1,023)
                                                                       ---------------------------------------------

Total shareholders' equity                                                     10,617,713             5,397,956
                                                                       =============================================
Total liabilities and shareholders' equity                                    $11,354,118           $ 5,975,606
                                                                       =============================================

See accompanying notes.

                         Ophidian Pharmaceuticals, Inc.
                        (A Development Stage Corporation)

                            Statements of Operations

                                     CUMULATIVE FROM
                                      INCEPTION TO
                                      SEPTEMBER 30,                 YEAR ENDED SEPTEMBER 30,
                                                      ------------------------------------------------------
                                          1998               1998             1997              1996
                                   -------------------------------------------------------------------------
Revenues                               $   4,595,707     $    322,565      $    671,881     $    321,444

Operating expenses:
   Research and development               10,586,829        2,946,814         2,432,102        1,339,048
   General and administrative              6,534,486        1,819,227         1,005,797        1,119,409
                                   -------------------------------------------------------------------------
Total operating expenses                  17,121,315        4,766,041         3,437,899        2,458,457
                                   -------------------------------------------------------------------------
                                   -------------------------------------------------------------------------
Operating loss                           (12,525,608)      (4,443,476)       (2,766,018)      (2,137,013)

Other income (expense):
   Investment income, net                  1,112,415          292,695           281,483           50,761
   Interest expense                          (40,071)          (2,085)           (2,800)          (3,320)
   Other                                         765                -                 -                -
                                   -------------------------------------------------------------------------
                                           1,073,109          290,610           278,683           47,441
                                   =========================================================================
Net loss                                $(11,452,499)     $(4,152,866)      $(2,487,335)     $(2,089,572)
                                   =========================================================================

Basic net loss per share                                  $     (0.52)      $     (0.34)     $     (0.34)

See accompanying notes.

                         Ophidian Pharmaceuticals, Inc.
                        (A Development Stage Corporation)

                       Statements of Shareholders' Equity



                                                                                                  Deficit
                                                                 Net Unrealized                 Accumulated
                                             Common Stock           Loss on       Additional    During the
                                       ------------------------- Available-For-     Paid-In     Development
                                          Shares    Par Value   Sale Securities     Capital        Stage          Total
                                       ---------------------------------------------------------------------------------------
   Common stock issued for:
     Cash at .0625 per share on
       January 17, 1990                    800,000   $  2,000   $            -      $   48,000     $            $    50,000
                                                                                                           -
     Assignment of intellectual
       property                          3,200,000      8,000                -         192,000             -        200,000
   Net loss for 1990                             -          -                -               -      (247,248)      (247,248)
                                       ---------------------------------------------------------------------------------------
Balance at September 30, 1990            4,000,000     10,000                -         240,000      (247,248)         2,752
   Net loss for 1991                             -          -                -               -      (298,863)      (298,863)
                                       ---------------------------------------------------------------------------------------
Balance at September 30, 1991            4,000,000     10,000                -         240,000      (546,111)      (296,111)
   Common stock issued for cash at
     $2.00 per share on January 10,
     1992                                  933,120      2,333                -       1,826,031             -      1,828,364
   Net loss for 1992                             -          -                -               -      (473,896)      (473,896)
                                       ---------------------------------------------------------------------------------------
Balance at September 30, 1992            4,933,120     12,333                -       2,066,031    (1,020,007)     1,058,357
   Exercise of stock warrants at
     $2.25 per share on March 4,
     1993 through March 22, 1993
     and $2.00 per share on
     September 30, 1993                    572,120      1,430                -       1,254,590             -      1,256,020
   Common stock issued for cash at
     $4.50 per share on June 22,
     1993                                  579,482      1,449                -       2,578,212             -      2,579,661
   Net income for 1993                           -          -                -               -       606,463        606,463
                                       ---------------------------------------------------------------------------------------
Balance at September 30, 1993            6,084,722     15,212                -       5,898,833      (413,544)     5,500,501
   Common stock issued for consulting
     services at $4.50 per share on
     November 30, 1993, February 11,
     1994 and July 22, 1994                  2,801          7                -          12,597             -         12,604
   Net unrealized loss on
     available-for-sale securities               -          -         (127,577)              -             -       (127,577)
   Net loss for 1994                             -          -                -               -      (705,295)      (705,295)
                                       ---------------------------------------------------------------------------------------
Balance at September 30, 1994            6,087,523     15,219         (127,577)      5,911,430    (1,118,839)     4,680,233

See accompanying notes.

                         Ophidian Pharmaceuticals, Inc.
                        (A Development Stage Corporation)

                 Statements of Shareholders' Equity (continued)



                                                                                                 Deficit
                                                                Net Unrealized                 Accumulated
                                            Common Stock           Loss on       Additional    During the
                                      ------------------------- Available-For-     Paid-In     Development
                                         Shares    Par Value   Sale Securities     Capital        Stage          Total
                                      --------------------------------------------------------------------------------------
   Common stock issued for
     consulting services at $4.50 per
     share on October 20, 1994,
     January 4, 1995, April 4, 1995
     and July 6, 1995                       2,668 $         6  $           -    $       11,98    $              $   11,995
                                                                                                          -
   Net unrealized gain on
     available-for-sale securities              -          -          68,203                -             -         68,203
   Net loss for 1995                            -          -               -                -    (1,603,887)    (1,603,887)
                                      --------------------------------------------------------------------------------------
Balance at September 30, 1995           6,090,191     15,225         (59,374)       5,923,419    (2,722,726)     3,156,544
   Common stock issued for consulting
     services at $4.50 per share on
     October 19, 1995 and May 10,
     1996 and $5.50 per share on
     August 6, 1996                         2,668          6               -           11,993             -         11,999
   Common stock issued for cash at
     $6.50 on August 6, 1996 and
     $5.50 per share issued on
     October 25, 1996                     618,651      1,547               -        3,515,819             -      3,517,366
   Exercise of stock options at $2.00
     per share on August 6, 1996            5,256         13               -           10,499             -         10,512
   Provision for compensation -
     consultant stock options                   -          -               -           85,000             -         85,000
   Net unrealized gain on
     available-for-sale securities              -          -          51,411                -             -         51,411
   Net loss for 1996                            -          -               -                -    (2,089,572)    (2,089,572)
                                      --------------------------------------------------------------------------------------
Balance at September 30, 1996           6,716,766     16,791          (7,963)       9,546,730    (4,812,298)     4,743,260

See accompanying notes.

                         Ophidian Pharmaceuticals, Inc.
                       (A Development Stage Corporation)

                 Statements of Shareholders' Equity (continued)



                                                                                                  Deficit
                                                                Net Unrealized                  Accumulated
                                            Common Stock           Loss on        Additional    During the
                                      ------------------------- Available-For-     Paid-In      Development
                                         Shares    Par Value   Sale Securities     Capital         Stage          Total
                                      ----------------------------------------------------------------------------------------
   Common stock issued for
     consulting services at $5.50 per
     share on October 3, 1996,
     January 27, 1997, April 11,
     1997, May 15, 1997, July 15,
     1997 and August 15, 1997               4,095         10               -            22,493             -         22,503
   Common stock issued for cash at
     $5.50 per share issued on
     October 25, 1996                     566,454      1,417               -         3,111,171             -      3,112,588
   Net unrealized gain on
     available-for-sale securities              -          -           6,940                 -             -          6,940
   Net loss for 1997                            -          -               -                 -    (2,487,335)    (2,487,335)
                                      ---------------------------------------------------------------------------------------
Balance at September 30, 1997           7,287,315     18,218          (1,023)       12,680,394    (7,299,633)     5,397,956

   Common stock issued for
     consulting services at $5.50 per
     share on October 31, 1997,
     December 5, 1997 and January 6,
     1998                                   2,615    $     7     $         -    $       14,368   $               $   14,375
                                                                                                            -
   Units issued for cash at $6.10
     per share issued on May 7,
     1998 and June 23, 1998             1,933,088      4,833               -         9,352,392              -     9,357,225
   Net unrealized gain on
     available-for-sale securities              -          -           1,023                 -              -         1,023
   Net loss for 1998                            -          -               -                 -     (4,152,866)   (4,152,866)
                                      ========================================================================================
Balance at September 30, 1998           9,223,018    $23,058     $        -        $22,047,154   $(11,452,499)  $10,617,713
                                      ========================================================================================

See accompanying notes.

                         Ophidian Pharmaceuticals, Inc.
                        (A Development Stage Corporation)

                            Statements of Cash Flows



                                                          CUMULATIVE FROM
                                                           INCEPTION TO                YEAR ENDED SEPTEMBER 30,
                                                           SEPTEMBER 30,    -----------------------------------------------
                                                               1998              1998           1997            1996
                                                       --------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                    $(11,452,499)      $(4,152,866)   $(2,487,335)   $(2,089,572)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                               625,450           147,264        132,744        108,854
     Loss on sale of investments                                  87,394               588          5,622         44,464
     Common stock issued for consulting services                  73,476            14,375         22,503         11,999
     Provision for compensation - consulting stock
       options                                                    85,000                 -              -         85,000
     Assignment of intellectual property used in
       research and development                                  200,000                 -              -              -
     Changes in operating assets and liabilities:
       Accounts receivable                                       (81,566)          133,422       (186,434)       (14,103)
       Prepaid expenses and other                               (130,046)          (71,071)       (46,641)         2,690
       Accounts payable                                          241,142            (4,954)       153,852        (42,269)
       Accrued expenses and other liabilities                    130,468            24,966         45,354         10,994
       Deferred revenue                                          346,887           155,241       (108,354)       300,000
                                                       --------------------------------------------------------------------
Net cash used in operating activities                         (9,874,294)       (3,753,035)    (2,468,689)    (1,581,943)

INVESTING ACTIVITIES
Purchase of available-for-sale securities                     (4,517,181)                -              -              -
Proceeds from sale of available-for-sale securities            4,416,283           360,023        580,000        701,821
Purchases of equip. and leasehold improvements, net             (824,362)         (165,894)      (165,374)       (97,995)
Expenditures for  patents and other assets                    (1,441,578)         (215,042)      (492,120)      (145,216)
                                                       --------------------------------------------------------------------
Net cash provided by (used in) investing activities           (2,366,838)          (20,913)       (77,494)       458,610

FINANCING ACTIVITIES
Proceeds from issuance of common stock                        21,711,736         9,357,225      3,112,588      3,527,878
Principal payments of capital lease obligation                   (78,784)          (16,498)       (17,703)       (15,783)
Advances from shareholder                                        330,000                 -              -              -
Payments to shareholder                                         (330,000)                -              -              -
Other                                                           (703,658)         (425,653)      (278,005)             -
                                                       --------------------------------------------------------------------
Net cash provided by financing activities                     20,929,294         8,915,074      2,816,880      3,512,095
                                                       --------------------------------------------------------------------
                                                       --------------------------------------------------------------------

Net increase in cash and cash equivalents                      8,688,162         5,141,126        270,697      2,388,762
Cash and cash equivalents at beginning of period                       -         3,547,036      3,276,339        887,577
                                                       --------------------------------------------------------------------
Cash and cash equivalents at end of period                  $  8,688,162      $  8,688,162   $  3,547,036    $ 3,276,339
                                                       ====================================================================

Supplemental disclosure of cash flows information -
   Cash paid for interest                                                     $      2,085   $      2,800    $     3,320

Supplemental disclosure of non-cash transactions -
   Common stock issued for consulting services                                $     14,375   $     22,503    $    11,999

See accompanying notes.

                         Ophidian Pharmaceuticals, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

                          Notes to Financial Statements

                               September 30, 1998


1.       DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Ophidian Pharmaceuticals, Inc. (the Company) was incorporated on November 10, 1989, and began operations on January 17, 1990. The Company is a development stage corporation dedicated to the research, development and commercialization of therapeutic and diagnostic products for human and animal use. The Company's business has been directed to numerous areas of disease but has focused principally on products for infectious disease prevention and treatment. The Company has not received any revenues from the sale of FDA licensed products to date and it does not expect to receive any such revenues during the next two years.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Net loss per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements.

The following table sets forth the computation of basic weighted-average shares used in the per share calculations. Dilutive loss per share is not shown as the impact is antidilutive.

                                                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                                              1998             1997              1996
                                                        ----------------------------------------------------
Weighted average shares outstanding                           8,033,873        7,215,274          6,115,336
Options and warrants that could potentially dilute
   basic earnings per share in the future that are
   not included in the computation of diluted
   earnings per share as their impact is antidilutive
   (treasury stock method)                                      285,628          285,628            277,325

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents, consisting of commercial paper, treasury and commercial notes, repurchase agreements and money market funds, totaled $8,166,768 and $3,451,707 at September 30, 1998 and 1997, respectively.

                         Ophidian Pharmaceuticals, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

The Company's investments are considered available-for-sale securities and, as such, are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The cost of securities sold is based on the specific identification method.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation of purchased assets and amortization of assets under capital leases are provided over the estimated useful lives of the assets, generally five years, and lease terms, respectively, by the straight-line method.

OTHER ASSETS

Patent costs, principally legal fees, are capitalized and, upon issuance of the patent, are amortized on a straight-line basis over the estimated useful life of the patents.

REVENUE RECOGNITION

Revenues on cost-reimbursement contracts are recorded under awarded research grants and recognized as revenue as the associated costs are incurred by the Company. Milestone payments for collaborative product development are recorded as earned based on the performance requirements of the contract. Payments received which are related to future performance are deferred and taken into revenue as earned. Contract payments designated to purchase specific assets to be used in the performance of a contract are recognized over the shorter of the useful life of the asset acquired or the contract.

RESEARCH AND DEVELOPMENT

All costs for research and development activities are expensed in the year incurred.

INCOME TAXES

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities (see Note 9). No current or deferred income taxes have been provided because of the net operating losses incurred by the Company.

                         Ophidian Pharmaceuticals, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the results of operations or on the financial position of the Company.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

2. INVESTMENTS

The following are classified as available-for-sale investments at September 30, 1997. All available-for-sale investments at September 30, 1997 have contractual maturities of one year or less and are classified as current assets. There were no available-for-sale investments on hand at September 30, 1998.


                                                                             1997
                                                     ------------------------------------------------------
                                                                            Gross            Estimated
                                                                          Unrealized            Fair
                                                           Cost             Losses             Value
                                                     ------------------------------------------------------
U.S. Government and agency obligations                     $360,466             $878          $359,588
                                                     ======================================================

                         Ophidian Pharmaceuticals, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)


3. LINE OF CREDIT

The Company has available a $500,000 bank line of credit which expires February 1, 1999. Any borrowings bear interest at prime and are collateralized by the Company's investments. There were no borrowings on the line during fiscal 1998 or 1997.

4. CAPITAL LEASE OBLIGATIONS

The Company has entered into certain capital leases for equipment and furniture and fixtures, including the following amounts for leases that have been capitalized at September 30:


                                                                       1998           1997
                                                                  -------------------------------
              Furniture and fixtures                                 $ 84,934        $84,934
              Office equipment                                         11,758         11,758
                                                                  -------------------------------
                                                                       96,692         96,692
              Less accumulated depreciation                            91,857         72,519
                                                                  ===============================
                                                                     $  4,835        $24,173
                                                                  ===============================

Future minimum payments under capital lease obligations consist of the following at September 30, 1998:

                                                                                Capital
                                                                                Leases
                                                                            ---------------
                1999                                                            $  6,513
                2000                                                               3,084
                2001                                                               3,084
                2002                                                               3,084
                2003                                                               3,084
                Thereafter                                                           771
                                                                            ---------------
                                                                            ---------------
                Total minimum lease payments                                      19,620

                Amount representing interest                                       1,712
                                                                            ---------------
                                                                            ===============
                Present value of net minimum lease payments (including
                   current portion of $5,839)                                    $17,908
                                                                            ===============

                         Ophidian Pharmaceuticals, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)


5. STOCK OPTION PLANS AND WARRANTS

In fiscal 1998, the Company adopted an incentive stock option plan, which superseded the previous incentive stock option plan and amended the provisions of the employee stock option plan (the Plans) to increase to 975,000 the maximum number of shares of common stock which may be granted under the Plans. The option price per share will be no less than fair market value at the date the options are granted. The options expire within ten years from such date. Options for 5,256 shares have been exercised at September 30, 1998.

                                                                    Number of           Weighted Average
                                                                     Shares              Exercise Price
                                                                 ----------------    -----------------------
Outstanding at September 30, 1995                                     432,901                $1.51
   Granted at $2.00 - $5.50                                            41,142                 3.12
   Exercised at $2.00                                                  (5,256)                2.00
   Canceled at $4.50                                                   (6,059)                3.05
                                                                 ----------------    -----------------------

Outstanding at September 30, 1996                                     462,728                 1.63
   Granted at $5.50                                                   192,325                 5.50
   Exercised                                                                -                    -
   Canceled at $4.50                                                   (8,445)                4.50
                                                                 ----------------    -----------------------

Outstanding at September 30, 1997                                     646,608                 2.74
   Granted                                                                  -                    -
   Exercised                                                                -                    -
   Canceled at $4.50                                                   (6,394)                4.50
                                                                 ----------------    -----------------------

Outstanding at September 30, 1998                                     640,214                $2.73
                                                                 ================    =======================

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable.


                          Outstanding Options                                     Exercisable Options
------------------------------------------------------------------------    --------------------------------
                                                                                                 Weighted
                                            Weighted        Weighted            Shares at        Average
     Range of            Shares at           Average         Average          September 30,      Exercise
  Exercise Price     September 30, 1998  Exercise Price   Exercise Life           1998            Price
-------------------- ------------------- ---------------- --------------    ------------------ -------------
$0.06                      160,080            $0.06         1.8 years             160,080         $0.06
$2.00 - 2.25               250,645            $2.01         4.0 years             250,645         $2.01
$4.50 - 5.50               229,489            $5.35         7.5 years              81,733         $5.14
                     ===================                                    ==================
                           640,214            $2.72                               492,458         $1.90
                     ===================                                    ==================

                         Ophidian Pharmaceuticals, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

5. STOCK OPTION PLANS AND WARRANTS (CONTINUED)

In fiscal 1990, the Company granted a warrant to a shareholder to purchase up to 114,290 shares of common stock at a price of $.0025 per share. The warrant becomes exercisable in a defined manner upon the issuance of shares of common stock under the Plans. The warrant terminates thirty days after exercise of the total number of options covered by the Plans discussed above. At September 30, 1998, 1,314 shares are exercisable under the warrant.

In fiscal 1997, the Company granted a consultant an option to purchase 100,000 shares of the Company's common stock at a price of $4.50 per share exercisable until May 2004. The Company recorded $85,000 as compensation expense based upon the estimated fair value of the option using the minimum value option pricing method with an assumption of a risk-free interest rate of 6%, an expected life of three and one-half years, and no expected dividend yield.

In connection with the Company's initial public offering in fiscal 1998, the Company issued warrants for the purchase of 1,933,098 shares of common stock. Each warrant entitles the registered holder thereof to purchase, at any time commencing May 7, 1999, until May 7, 2003, one share of common stock at a price of $7.32 per share. Commencing May 7, 2000, the warrants are subject to redemption by the Company, in whole, but not in part, at $.10 per warrant provided that the average closing bid price of the common stock as reported on NASDAQ SmallCap equals or exceeds $14.64 per share for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS No. 123) became effective for the Company beginning October 1, 1996. As allowed by FAS No. 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) in accounting for its stock option plan. Under APB No. 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

The weighted average fair value of options granted in fiscal 1997 was $4.68 per the above. No options were granted in 1998. Had compensation expense for the Company's stock option plan been determined based upon the fair value at the grant date for these options consistent with the methodology described under FAS No. 123, the Company's net loss would have increased by approximately $34,900, $76,400 and $8,000 in fiscal 1998, 1997 and 1996, respectively. The pro forma impact on a per share basis would be $(0.02) in 1997, and no impact in 1998 and 1996. The pro forma compensation expense was estimated using the minimum value option pricing model using a risk-free interest rate of 6% and assumed no dividends.

Pro forma net losses reflect only options granted since October 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under FASB Statement No. 123 is not reflected in the pro forma net loss amounts presented because compensation cost is reflected over the option-vesting period and compensation expense for options granted prior to October 1, 1995 is not considered.

The Company has reserved 3,117,122 shares of common stock at September 30, 1998 to provide for the exercise of stock options and warrants.

                         Ophidian Pharmaceuticals, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

6. RELATED-PARTY TRANSACTIONS

The Company leases its facilities under a five-year operating lease expiring in fiscal 1999, from a corporation whose principal stockholder is a director of the Company. Rent expense of $240,456, $233,688 and $208,586 was recorded for the years ended September 30, 1998, 1997 and 1996, respectively. In June 1998, the Company extended the lease for a five year period. At September 30, 1998, the Company had future minimum rental commitments of $244,599 for fiscal 1999, $245,412 in fiscal years 2000 - 2003 and $61,353 in fiscal 2004. In addition, the Company leases certain furniture and fixtures, from this same related-party corporation, under a capital lease arrangement as described in Note 4.

The Company has consulting agreements with shareholders that expire at various dates. Consulting expenses were $48,000, $84,000 and $84,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

7. ELI LILLY & COMPANY COLLABORATIVE AGREEMENT

On June 3, 1996, Eli Lilly & Company (Lilly) and the Company entered into a 20-year collaborative agreement (Agreement) and stock purchase agreement with respect to the further research, development, manufacture and sale of products for the treatment of Clostridium difficile-associated diseases.

In connection with this Agreement, Lilly (1) made equity investments totaling $4.0 million; $1.0 million in fiscal 1996 for 153,846 shares and $2,999,997 in fiscal 1997 for 545,454 shares of the Company's stock; (2) made cash payments of $400,000 in fiscal 1996 upon the Company meeting certain contractual requirements; and (3) reimbursed the Company for certain patent costs totaling $346,887 through fiscal 1998.

In September 1998, Lilly terminated the Agreement in good faith after concluding that further pursuit of the Agreement was not commercially reasonable for Lilly. In accordance with the terms of the Agreement, the termination excuses Lilly and the Company from any further obligation under the Agreement and terminates all licenses granted to Lilly under patents and technology of the Company.

8. 401(K) PLAN

The Ophidian Pharmaceuticals, Inc. 401(k) Plan (the Plan) covers all employees. Employees become eligible to participate in the Plan on the first day of their employment and may contribute up to 15% of their compensation. The Company may make matching contributions at a discretionary percentage. No matching contributions were made for the years ended September 30, 1998, 1997 or 1996.

                         Ophidian Pharmaceuticals, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

9. INCOME TAXES

At September 30, 1998, the Company has net operating loss carryforwards for federal and Wisconsin tax purposes remaining of approximately $11,563,000 and $11,942,000, respectively. These carryforwards expire beginning in fiscal 2007. The Company has research and other tax credit carryforwards of approximately $637,000 and $258,000 for federal and Wisconsin tax purposes, respectively.

The types of temporary differences between tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax asset (liability) and their approximate tax effects are as follows at September 30:


                                                        1998                                1997
                                         -----------------------------------  ----------------------------------
                                             Temporary           Tax              Temporary           Tax
                                            Difference          Effect           Difference         Effect
                                         -----------------------------------  ----------------------------------
Depreciation, patents, prepaid
   insurance and other                     $   (995,000)     $   (388,000)       $(1,164,000)     $   (456,000)
Net operating loss carryforwards
                                             11,563,000         4,533,000          7,604,000         2,981,000
Research and AMT credit carryforwards
                                                                  637,000                  -           423,000
                                                           -----------------                    ----------------
Deferred tax assets, net                                        4,782,000                            2,948,000
Valuation allowance                                            (4,782,000)                          (2,948,000)
                                                           -----------------                    ----------------
                                                           $                                    $
                                                                        -                                    -
                                                           =================                    ================

Utilization of the net operating losses and credit may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.