Form 10-Q
period 1998-12-31
OPHIDIAN PHARMACEUTICALS INC
filed 1999-02-09
CIK 872947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Quarterly period ended December 31, 1998

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

Yes   X      No
     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      OUTSTANDING
                              CLASS                 JANUARY 19, 1999
                              -----                 ----------------
                 Common Stock, $0.025 par value        9,223,018

                         OPHIDIAN PHARMACEUTICALS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS


                                                                                                PAGE NO.
                                                                                                --------

            PART I  FINANCIAL INFORMATION

            Item 1. Financial Statements
                   Condensed Balance Sheets - December
                   31, 1998 and September 30, 1998                                                   3

                   Condensed Statements of Operations -
                   Three months ended December 31, 1998 and
                   1997 and the period from inception
                   (November 11, 1989) to December 31, 1998.                                         4

                   Condensed Statements of Cash Flows -
                   Three months ended December 31, 1998 and
                   1997 and the period from inception
                   (November 11, 1989) to December 31, 1998.                                         5


                   Notes to Condensed Financial Statements                                           6

            Item 2 Management's  Discussion and Analysis of Financial
                   Condition and Results of Operations                                               7


            PART II OTHER INFORMATION

            Item 2. Changes in Securities and Use of Proceeds                                       11

            Item 6. Exhibits and Reports on Form 8-K                                                11

            SIGNATURES                                                                              13


                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                                 BALANCE SHEETS


                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                   1998             1998
                                                                               -------------     -----------
                                       ASSETS                                                  (UNAUDITED)
          Current assets:
            Cash and cash equivalents....................................      $ 8,688,162     $ 7,426,615
            Accounts receivable..........................................           81,566          12,424
            Prepaid expenses and other...................................          130,046          72,933
                                                                               -----------     -----------
              Total current assets.......................................        8,899,774       7,511,972
          Other assets...................................................           12,263          40,218
          Equipment and leasehold improvements
            Furniture and fixtures.......................................           96,692          96,692
            Manufacturing equipment......................................          829,204         887,594
            Laboratory equipment.........................................          581,295         656,161
            Office equipment.............................................           54,537          54,537
            Leasehold improvements.......................................           24,092          24,092
                                                                               -----------     -----------
                                                                                 1,585,820       1,719,076
            Accumulated depreciation and amortization....................          538,378         634,876
                                                                               -----------     -----------
          Net equipment and leasehold improvements.......................        1,047,442       1,084,200
          Patent costs, net of accumulated amortization of
            $35,817 and $40,652, September 30, 1998, and
            December 31, 1998, respectively..............................        1,394,639       1,426,289
                                                                               -----------     -----------
              Total assets...............................................      $11,354,118     $10,062,679
                                                                               ===========     ===========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
          Current liabilities:
            Accounts payable.............................................      $   241,142     $   233,941
            Accrued expenses and other liabilities.......................          130,468         110,792
            Current portion of capital lease obligations.................            5,839             602
                                                                               -----------     -----------
              Total current liabilities..................................          377,449         345,335
          Capital lease obligations, less current portion................           12,069          13,296
          Deferred revenue -- noncurrent.................................          346,887         354,310
          Commitments and contingencies
          Shareholders' equity:
            Common stock, $.0025 par value, 22,400,000 shares
             authorized, 9,223,018 shares issued and outstanding
             at September 30, 1998, and December 31, 1998, respectively..           23,058          23,058
            Additional paid-in capital...................................       22,047,154      22,047,154
            Deficit accumulated during the
              development stage..........................................      (11,452,499)    (12,720,474)
                                                                               -----------     -----------
          Total shareholders' equity.....................................       10,617,713       9,349,738
                                                                               -----------     -----------
          Total liabilities and shareholders' equity.....................      $11,354,118     $10,062,679
                                                                               ===========     ===========


See accompanying notes to condensed financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF OPERATIONS




                                                                          PERIOD FROM INCEPTION
                                              THREE MONTHS ENDED          (NOVEMBER 11, 1989) TO
                                                 DECEMBER 31,                 DECEMBER 31,
                                         ------------------------------   ----------------------
                                              1997             1998               1998
                                         -------------    -------------   ----------------------
                                                  (UNAUDITED)                 (UNAUDITED)

Revenues                                 $     115,185    $         690       $   4,596,397
Operating expenses:
  Research & development.....                  666,632          856,940          11,443,769
  General & administrative...                  355,100          465,890           7,000,376
                                         -------------    -------------       -------------
    Total operating expenses                 1,021,732        1,322,830          18,444,145
Operating loss...............                 (906,547)      (1,322,140)        (13,847,748)
Other income (expense):
  Investment income, net.....                   46,101           54,355           1,166,770
  Interest expense...........                     (724)            (190)            (40,261)
  Other income...............                        -                -                 765
                                         -------------    -------------       -------------
                                                45,377           54,165           1,127,274
                                         -------------    -------------       -------------
    Net loss.................            $    (861,169)   $  (1,267,975)      $ (12,720,474)
                                         =============    =============       =============
Net loss per share...........            $       (.12)    $       (.14)



See accompanying notes to condensed financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF CASH FLOWS


                                                                                                  PERIOD FROM
                                                                                                   INCEPTION
                                                                                                 (NOVEMBER 11,
                                                                                                    1989) TO
                                                         THREE MONTHS ENDED DECEMBER 31,          DECEMBER 31,
                                                        --------------------------------      -------------------
                                                           1997                 1998                 1998
                                                        -----------          -----------      -------------------
                                                        (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
     OPERATING ACTIVITIES
     Net loss......................................     $  (861,169)         $(1,267,975)         $(12,720,474)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization...............          36,104              100,489              725,939
       Loss on sale of investments.................               -                    -               87,394
       Common stock issued for consulting services.           6,875                    -               73,476
       Provision for Compensation --
         consulting stock options..................               -                    -               85,000
       Assignment of intellectual property used in
         research and development..................               -                    -              200,000
       Changes in operating assets and
         liabilities:
         Accounts receivable.......................          74,181               69,142              (12,424)
         Prepaid expenses and other assets.........             723               57,113              (72,933)
         Accounts payable..........................         (98,389)              (7,201)             233,941
         Accrued expenses and other liabilities....             467              (19,676)             110,792
         Deferred revenue..........................          96,733                7,423              354,310
                                                        -----------          -----------          -----------
     Net cash used in operating activities.........        (744,475)          (1,060,685)         (10,934,979)

     INVESTING ACTIVITIES
       Purchase of available-for-sale securities...               -                    -           (4,517,181)
       Proceeds from available-for-sale securities.               -                    -            4,416,283
       Purchase of equipment and leasehold
         improvements, net.........................         (38,576)            (133,256)          (1,649,013)
       Expenditures for patent.....................        (108,705)             (35,641)          (1,477,219)
       Other assets................................               -              (27,955)             (40,218)
                                                        -----------          -----------          -----------
     Net cash used in investing activities.........        (147,281)            (196,852)          (3,267,348)

     FINANCING ACTIVITIES
     Proceeds from issuance of common stock........               -                    -           21,711,736
     Principal payments of capital lease
       obligations.................................          (4,743)              (4,010)             (82,794)
     Advances from shareholder.....................               -                    -              330,000
     Payments to shareholder.......................               -                    -             (330,000)
     Other.........................................        (215,136)                   -                    -
                                                        -----------          -----------          -----------
     Net cash provided by financing activities.....        (219,879)              (4,010)          21,628,942
                                                        -----------          -----------          -----------
     Net increase in cash and cash equivalents.....      (1,111,635)          (1,261,547)           7,426,615
     Cash and cash equivalents at beginning of
       period......................................       3,547,036            8,688,162                    -
                                                        -----------          -----------          -----------
     Cash and cash equivalents at end of period....     $ 2,435,401          $ 7,426,615          $ 7,426,615
                                                        ===========          ===========          ===========

     Supplemental disclosure of cash flows
       information--
       Cash paid for interest......................     $       724          $       190
     Supplemental disclosure of non-cash
       transactions--
       Common stock issued for consulting
         services..................................     $     6,875          $         -




See accompanying notes to condensed financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-K, containing audited financial statements for the fiscal year ended September 30, 1998. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for any interim periods are not necessarily indicative of the results that might be expected for the full year.

NOTE 2.  RECLASSIFICATIONS

Certain reclassifications have been made to the September 30, 1998, financial statements to conform to the December 31, 1998, presentation.

NOTE 3.  NET LOSS PER SHARE

The following table sets forth the number of basic weighted-average shares used in the per share calculations for the period. Dilutive earnings per share is not shown as the impact is antidilutive.



                                                    THREE MONTHS ENDED
                                                       DECEMBER 31,
                                                  1997              1998
                                                ---------         ---------
    Weighted average shares outstanding         7,287,464         9,223,018

    Options and warrants that could potentially
     dilute basic earnings per share in the
     future that are not included in the
     computation of diluted earnings per share
     as their impact is antidilutive
     (treasury stock method)                      398,292           249,968

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document. This document contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that the Company's actual results may differ significantly from the results anticipated in these forward-looking statements as a result of various factors. Such factors include, but are not limited to, those in the section titled "Risk Factors" (pages 7-18) of the Company's Prospectus, which is part of the Company's registration statement, filed on Form S-1, as amended, effective May 7, 1998, and summarized in its Annual Report for Fiscal 1998, filed on Form 10-K, effective December 24, 1998. The Company undertakes no obligation to revise such forward-looking statements to reflect events or circumstances occurring after the date hereof.

OVERVIEW

Ophidian is a development stage corporation focused on the research, development and commercialization of therapeutic products for human and animal use. The Company's business has been directed to numerous areas of disease but has focused principally on products for infectious disease prevention and treatment. The Company has not received any revenues from the sale of Food and Drug Administration (FDA) licensed products to date and does not expect to receive any such revenues during the next two fiscal years. Except for the fiscal year ended September 30, 1993, the Company has been unprofitable every year since inception. The Company expects to incur additional losses over the next several years. At December 31, 1998, the Company had an accumulated deficit of $12,720,474 and for the three months ended December 31, 1998, incurred a net loss of $1,267,975.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1998, Compared to Three Months Ended December 31, 1997

Revenues. Revenues decreased $114,495 or 99% to $690 for the three months ended December 31, 1998, as compared to $115,185 for the three months ended December 31, 1997, due to the completion of a Department of Defense and a National Institutes of Health Small Business Innovative Research Grant, which ended June 1998 and December 1997 respectively.

Research and Development Expenses. Research and development expenses increased $190,308 or 29% to $856,940 for the three months ended December 31, 1998, as compared to $666,632 for the three months ended December 31, 1997. The increase in expenses in the three months ended December 31, 1998, resulted primarily from additional laboratory supply expenses and costs associated with the clinical development of the Clostridium difficile-associated disease (CDAD) therapeutic antitoxin and development of certain technologies (transforming growth factor beta or TGF-B) related to the discovery of new drug targets and drug products in the area of infectious diseases and other disease areas such as inflammatory bowel disease, where the Company believes business opportunities exist. Furthering Ophidian's position in the avian antibody field, the Company received two new U.S. patents covering the CDAD product and has obtained an exclusive license to two U.S. patents covering general methods for the production of avian antibodies.

General and Administrative Expenses. General and administrative expenses increased $110,790 or 31% to $465,890 for the three months ended December 31, 1998, as compared to $355,100 for the three months ended December 31,

1997. The increase in expenses in the three months ended December 31, 1998, resulted primarily from increased insurance expense, license fees on newly obtained technology and increased legal fees relating to Eli Lilly and Company.

Interest Income and Expenses. Interest income increased $8,254 or 18% to $54,355 for the three months ended December 31, 1998, as compared to $46,101 for the three months ended December 31, 1997. The increase in interest income for the three months ended December 31, 1998, resulted from higher average balances in the current period offset in part by lower interest rates. Interest expense for the periods was negligible.

Net Loss. Net losses increased $406,806 or 47% to $1,267,975 for the three months ended December 31, 1998, as compared to $861,169 for the three months ended December 31, 1997. The increased loss in the three months ended December 31, 1998, resulted primarily from increased research and development and general and administrative expenses.

Net Operating Loss. The Company generated net operating loss carry-forwards for federal and state income tax purposes for the three months ended December 31, 1998. A full valuation allowance has been recorded by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the sale of equity and revenues consisting of payments received under collaborative agreements and federal research grants. As of December 31, 1998, the Company had received $21,711,736 in net proceeds from the sale of equity. The Company's principal sales of equity have occurred through its initial public offering
(IPO) in May 1998, private placement stock offering activities and sales of equity to Eli Lilly and Company.

Net cash used in operating activities was $1,060,685 for the three months ended December 31, 1998, as compared with net cash used in operating activities of $744,475 for the three months ended December 31, 1997. The increase in cash used in operating activities is primarily attributable to increased research and development funding activities and increased general and administrative expenses. Net cash used in investing activities was $196,852 for the three months ended December 31, 1998, as compared to $147,281 for the equivalent period a year earlier. The increase is principally attributable to increases in purchases of equipment, offset in part by an decrease in expenditures for patents and a decrease in net proceeds received from available-for-sale investment activities. Net cash used in financing activities was $4,010 for the three months ended December 31, 1998, as compared to $219,879 for the equivalent period a year earlier. The change is primarily attributable the absence of offering costs relating to the IPO, which was completed May 7, 1998.

The Company believes that with the net proceeds from its IPO and its existing capital resources (cash and short term investments of $7,426,615 as of December 31, 1998), combined with interest income and future revenues and equity investments, if any, will be sufficient to satisfy its funding requirements for at least the twenty-one months following the date of this document. The Company is investigating the feasibility of leasing space for a small (+/-10,000 square foot) pilot manufacturing facility for the avian antibody products. In addition, the funding requirements referred to above include continued expenditures for research and development programs (including initiating the Phase II clinical testing for the CDAD product during the second quarter of calendar 1999), as well as expenditures related to expanded laboratory and general corporate facilities.

The Company anticipates that its expenses incurred in Phase II clinical testing of the CDAD product will contribute to future increases in net operating losses. These future increases in operating losses will result from the hiring or contracting of additional personnel and the contracting of a Clinical Research Organization to conduct the trials. The continuation of clinical trials will require expenditures for manufacturing facilities. These expenditures are initially modest and relate to the production of antigen for hyperimmunizing laying hens. At the midpoint of the Phase III clinical trials, expected in 2001, major capital expenditures on the order of $7-8 million will be required to complete the now deferred manufacturing facility. In addition to this, even larger expenditures for the clinical trials themselves will be required. If CDAD fails to secure FDA approval, the Company's success or lack thereof in securing other business will have a material effect on future profitability and cash flows. The Company, as a normal part of its strategy and business practice, is actively soliciting additional collaborative agreements and considering other alternatives to enhance its capital resources. The search for collaborators includes the TGF-B technology as the Company tries to narrow its focus to the avian pathway technology.

NET OPERATING LOSSES

The Company has not generated taxable income to date. At December 31, 1998, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $12,827,000. These carry-forwards expire beginning in 2007 if not utilized. At December 31, 1998, the Company has research and other federal tax credit carry-forwards of approximately $671,000 and Wisconsin carry-forwards of approximately $280,000. The Company has recorded a full valuation allowance against any deferred tax assets established for the carry-forwards.

Utilization of the net operating losses and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before full utilization.

YEAR 2000 IMPACT

The Company anticipates a complete conversion of its computer hardware, software operating systems and application systems concurrent with the planned commencement of manufacturing operations to meet the more sophisticated requirements of a biopharmaceutical manufacturer. This conversion is not a requirement, however, to become year 2000 compliant. Nor is any material impact on operations envisioned in the absence of such conversion. The Company has inventoried and evaluated the software application systems presently employed. The Company has been informed that its business systems, as they presently exist, are year 2000 compliant. There may be stand-alone scientific systems that are not compliant. The Company does not believe remediation and testing will entail any significant costs. The Company does not have the resources, nor has it attempted, to survey its suppliers as to the adequacy of their year 2000 preparations. Nonetheless, the Company, in its present state as a "development stage company," believes there are sufficient alternative sources of suppliers and vendors to meet its limited demand for materials and services. Thus, the risk of a total lack of supply for an extended period of time is viewed as de minimis.

STOCK PERFORMANCE GRAPH

The following graph compares the percentage change in cumulative total shareholder return on the Company's Common Stock with the cumulative return on the NASDAQ (Composite) Stock Market (Broad Market) and the NASDAQ Biotechnology Stock (Peer) during the period beginning June 12, 1998, (the date on which the Company's Common Stock began trading separately from the warrants on the NASDAQ SmallCap System) through December 31, 1998. The comparison assumes $100 was invested on June 12, 1998, in the Company's Common Stock and in the foregoing indicies and assumes the reinvestment of dividends.


                           [STOCK PERFORMANCE GRAPH]


                                     NASDAQ           NASDAQ
                      Ophidian      Composite        Bio-Tech
12-Jun-98              100            100              100
30-Sep-98               44.59          97.07           101.52
31-Dec-98               37.84         125.65           139.39

The Company's securities were first listed on May 7, 1998, the date of the Company's initial public offering. The securities first traded as Units consisting of one share of Common Stock and one Common Stock Purchase Warrant. On June 12, 1998, the Company and its Underwriters agreed to separate the Units into their individual components. The range of high and low bid quotations on a quarterly basis from May 7, 1998, as supplied by NASDAQ(1) is as follows:


          QUARTER                      UNITS                    COMMON STOCK                  WARRANTS
          -------                      -----                    ------------                  --------
                               High Bid    Low Bid         High Bid      Low Bid       High Bid       Low Bid
                               --------    -------         --------      -------       --------       -------
04/01/98       06/30/98        $6.6250       $4.8750       $4.7500       $3.2500        $1.8750       $1.0000
07/01/98       09/30/98          N/A           N/A         $3.8125       $1.0000        $1.5000       $0.2500
10/01/98       12/31/98          N/A           N/A         $3.0625       $1.0000        $0.6250       $0.1875


(1) Prices are interdealer quotations, without retail markups, markdowns or commissions, and may not represent actual transactions.

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings - None

ITEM 2.   Changes in Securities and Use of Proceeds

          (a)     None

          (b)     None

          (c)     None

          (d)     Use of Proceeds

                  The information in this paragraph 2(d) relates to the Registrant's Registration Statement on Form S-1, as amended, effective May 7, 1998, Registration No. 333-33219 (the Registration Statement). The managing underwriters for the offering of the securities sold pursuant to the Registration Statement (the Offering) were Dirks & Company, Inc. and Security Capital Trading, Inc. (the Underwriters). The Offering commenced on May 7, 1998, and was completed on June 23, 1998, following the Underwriters' exercise of their options to purchase additional units to cover over allotments (the Over-Allotment Option). The following chart sets forth the securities registered pursuant to the Offering, the offering price, the amount sold, and the aggregate offering price of the amount sold.



                                                AMOUNT      OFFERING PRICE                   AGGREGATE OFFERING
                            SECURITY           REGISTERED      PER UNIT      AMOUNT SOLD    PRICE OF AMOUNT SOLD
                            --------           ----------      --------      -----------    --------------------

                    Unit consisting of one     2,012,500(1)    $ 6.10        1,933,088(2)       $11,791,855
                    share of Common Stock,
                    par value $.0025 per
                    share (Common Stock)
                    and one redeemable
                    Common Stock Purchase
                    Warrant (Warrant)


                (1) Includes 262,500 additional Units registered pursuant to the Over-Allotment Option granted to the Underwriters. Excludes (i) additional shares of Common Stock issuable upon exercise of the Warrants, (ii) additional shares of Common Stock issuable upon exercise of certain Representatives' Warrants, as defined in the Registration Statement, and (iii) additional shares of Common Stock issuable upon exercise of Warrants issuable upon exercise of the Representatives' Warrant.

                (2) Includes 183,088 additional Units purchased by the Underwriters on June 23, 1998, when they partially exercised their Over-Allotment Option by purchasing 183,088 Units of the 262,500 Units originally granted in the option.


                     Total underwriting discounts and commissions:            $1,061,265
                     Other expenses:                                           1,373,365
                                                                              ----------
                     Total expenses:                                          $2,434,630

                     All such expenses were direct or indirect payments to others.

                     The net offering proceeds to the Company, after deducting the total expenses above, were $9,057,225. From
                     May 7, 1998, to December 31, 1998, the Company has placed the net proceeds in temporary investments. The Company expects to use the net proceeds in direct or indirect payments to others as follows:



                                                                               PER OFFERING
                            DESCRIPTION OF USE OF PROCEEDS(3)                  MEMORANDUM          REVISED
                     Construction of plant, building and facilities           $1,100,000                 -
                     Purchase and installation of machinery and equipment     $1,750,000        $1,900,000
                     Purchase of real estate                                           -                 -
                     Acquisition of other business(es)                                 -                 -
                     Repayment of indebtedness                                         -                 -
                     Research & development and business operations           $5,500,000        $7,300,000(4)
                     Working capital                                          $1,016,000          $157,000
                     Temporary investments                                             -

                  (3) Each of the foregoing amounts is a reasonable estimate based on the Company's focus on development of the CDAD product. This use of proceeds does not represent a material change in CDAD development focus described in the Prospectus of the Registration Statement.

                  (4) This figure includes expenditures for the initial Phase II clinical testing of the CDAD product.

ITEM 3.   Defaults upon Senior Securities - None

ITEM 4.   Submission of Matters to a vote of Security Holders - None

ITEM 5.   Other Information - None

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits (see exhibit list)

                  (3)      Reports on Form 8-K - None

ITEM 6(a)  EXHIBIT LIST


    NUMBER      DESCRIPTION
      3.1       Amended and Restated Articles of Incorporation of the
                Registrant, filed as Exhibit 3.1 to the Registration Statement, and hereby incorporated by reference.

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

     10.2       1998 Incentive Stock Option Plan.

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

     10.10 Employment Agreements dated December 1, 1998, between the company and F. Michael Hoffmann, filed as Exhibit 10.10 to the Company's Form 10-K for the period ended September 30, 1998, and hereby incorporated by reference.

     27.0       Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Ophidian Pharmaceuticals, Inc.
                         ------------------------------
                                  (Registrant)



February 8, 1999       By:/s/ Douglas C. Stafford
                          -----------------------------------------
                          Douglas C. Stafford
                          President and Chief Executive Officer

February 8, 1999       By:/s/ Donald L. Nevins
                          -----------------------------------------
                          Donald L. Nevins
                          Chief Financial Officer

February 8, 1999       By:/s/ Margaret B. van Boldrik
                          -----------------------------------------
                          Margaret B. van Boldrik
                          Secretary