Form 10-Q
period 1999-03-31
OPHIDIAN PHARMACEUTICALS INC
filed 1999-05-17
CIK 872947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Quarterly period ended March 31, 1999

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        Commission File Number 001-13835

                         OPHIDIAN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its Charter)

            DELAWARE                                            39-1661164
 (State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

                   5445 East Cheryl Parkway, Madison, WI 53711
              (Address of Principal Executive Offices and Zip Code)

                                 (608) 271-0878
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            OUTSTANDING
                                 CLASS                    APRIL 15, 1999
                                 -----                    --------------
                    Common Stock, $0.025 par value          9,223,018

                         OPHIDIAN PHARMACEUTICALS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I   FINANCIAL INFORMATION

Item 1........................................Financial Statements

      Condensed Balance Sheets - March 31, 1999 and September 30, 1998    3

      Condensed Statements of Operations - Three-months ended
      March 31, 1999 and 1998, six-months ended March 31, 1999 and
      1998 and the period from inception (November 11, 1989) to
      March 31, 1999.                                                     4

      Condensed Statements of Cash Flows - Six-months ended
      March 31, 1999 and 1998 and the period from inception
      (November 11, 1989) to March 31, 1999.                              5

      Notes to Condensed Financial Statements                             6

Item 2 Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                           7

PART II  OTHER INFORMATION                                               11

EXHIBITS                                                                 12

SIGNATURES                                                               13

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                                 BALANCE SHEETS

                                                                              SEPTEMBER 30,         MARCH 31,
                                                                                 1998                 1999
                                                                             ------------         ------------
                                     ASSETS                                                        (UNAUDITED)
        Current assets:
          Cash and cash equivalents....................................      $  8,688,162         $  6,104,215
          Accounts receivable..........................................            81,566               11,536
          Prepaid expenses and other...................................           130,046               78,985
                                                                             ------------         ------------
            Total current assets.......................................         8,899,774            6,194,736
        Other assets...................................................            12,263               26,982
        Equipment and leasehold improvements
          Furniture and fixtures.......................................            96,692               96,692
          Manufacturing equipment......................................           829,204            1,000,398
          Laboratory equipment.........................................           581,295              661,183
          Office equipment.............................................            54,537               64,770
          Leasehold improvements.......................................            24,092               46,233
                                                                             ------------         ------------
                                                                                1,585,820            1,869,276
          Accumulated depreciation.....................................           538,378              707,076
                                                                             ------------         ------------
        Net equipment and leasehold improvements.......................         1,047,442            1,162,200
        Patent costs, net of accumulated amortization of
          $35,817 and $44,483, September 30, 1998, and
          March 31, 1999, respectively.................................         1,394,639            1,439,391
                                                                             ------------         ------------
            Total assets...............................................      $ 11,354,118         $  8,823,309
                                                                             ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
          Accounts payable.............................................      $    241,142         $    144,059
          Accrued expenses and other liabilities.......................           130,468               90,406
          Current portion of capital lease obligations.................             5,839                  602
                                                                             ------------         ------------
            Total current liabilities..................................           377,449              235,067
        Capital lease obligations, less current portion................            12,069               12,756
        Deferred revenue -- noncurrent.................................           346,887              354,309
        Commitments and contingencies
        Shareholders' equity:
          Common stock, $.0025 par value, 22,400,000 shares
            authorized, 9,223,018 issued and outstanding at September
        30, 1998, and March 31, 1999, respectively.....................            23,058               23,058
          Additional paid-in capital...................................        22,047,154           22,047,154
          Deficit accumulated during the
            development stage..........................................       (11,452,499)         (13,849,035)
                                                                             ------------         ------------
        Total shareholders' equity.....................................        10,617,713            8,221,177
                                                                             ------------         ------------
        Total liabilities and shareholders' equity.....................      $ 11,354,118         $  8,823,309
                                                                             ============         ============


See accompanying notes to condensed financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF OPERATIONS

                                                                                                            (UNAUDITED)
                                                                                                            PERIOD FROM
                                             (UNAUDITED)                        (UNAUDITED)                  INCEPTION
                                         THREE MONTHS ENDED                   SIX MONTHS ENDED               (NOVEMBER
                                              MARCH 31,                           MARCH 31,                11, 1989) TO
                                    -----------------------------       ---------------------------          MARCH 31,
                                       1998               1999             1998             1999               1999
                                    ----------         ----------       ----------       ----------      ----------------

Revenues:
  Contracts                         $  115,570         $    4,915       $  230,755       $    5,605      $      4,601,312
  License fees                               -              1,000                -            1,000                 1,000
                                    ----------         ----------       ----------       ----------      ----------------
    Total revenues                     115,570              5,915          230,755            6,605             4,602,312

Operating expenses:
  Research & development.....          653,611            824,671        1,320,243        1,681,611            12,268,440
  General & administrative...          331,695            400,461          686,795          866,351             7,400,837
                                    ----------        -----------      -----------       ----------             ---------
    Total operating expenses           985,306          1,225,132        2,007,038        2,547,962            19,669,277
                                    ----------        -----------      -----------    -------------      ----------------
Operating loss...............         (869,736)        (1,219,217)      (1,776,283)      (2,541,357)          (15,066,965)
Operating income (expense):
  Investment income, net.....           44,917             91,861           91,019          146,216             1,258,631
  Interest expense...........             (639)            (1,205)          (1,363)          (1,395)              (41,466)
  Other income...............              100                                 100                                    765
                                    ----------        -----------      -----------      -----------      ----------------
                                        44,378             90,656           89,756          144,821             1,217,930
                                    ----------        -----------      -----------      -----------      ----------------
    Net loss.................        $(825,358)       $(1,128,561)     $(1,686,527)     $(2,396,536)     $    (13,849,035)
                                    ==========        ===========      ===========      ===========      ================
Net loss per share...........        $   (0.11)       $     (0.12)     $     (0.23)     $     (0.26)


See accompanying notes to condensed financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF CASH FLOWS

                                                                                                      (UNAUDITED)
                                                                  (UNAUDITED)                         PERIOD FROM
                                                           SIX MONTHS ENDED MARCH 31,              INCEPTION (NOV. 11,
                                                                                                   1989) TO MARCH 31,
                                                           1998                 1999                     1999
                                                           ----                 ----                     ----
   OPERATING ACTIVITIES
   Net loss......................................       $(1,686,527)        $(2,396,536)          $(13,849,035)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization...............            80,838             172,529               797,979
     Loss on sale of investments.................                 -                   -                87,394
     Common stock issued for consulting services.            14,375                   -                73,476
     Provision for Compensation --
      consulting stock options...................                 -                   -                85,000
     Assignment of intellectual property
      used in research and development...........                 -                   -               200,000
     Changes in operating assets and liabilities:
      Accounts receivable........................           135,492              70,030               (11,536)
      Prepaid expenses and other assets..........          (185,181)             51,061               (78,985)
      Accounts payable...........................            25,326             (97,083)              144,059
      Accrued expenses and other liabilities.....           (15,550)            (40,062)               90,406
      Deferred revenue...........................           153,995               7,422               354,309
                                                        -----------         -----------           -----------
   Net cash used in operating activities.........        (1,477,232)         (2,232,639)          (12,106,933)

   INVESTING ACTIVITIES
     Purchase of available-for-sale securities...                 -                   -            (4,517,181)
     Proceeds from available-for-sale
      securities.................................           112,614                   -             4,416,283
     Purchase of equipment and
      leasehold improvements, net................          (111,888)           (283,456)           (1,799,213)
     Expenditures for patents....................          (137,127)            (48,583)           (1,490,161)
     Other assets................................                 -             (14,719)              (26,982)
                                                        -----------         -----------           -----------
   Net cash used in investing activities.........          (136,401)           (346,758)           (3,417,254)

   FINANCING ACTIVITIES
     Proceeds from issuance of stock.............                 -                   -            21,711,736
     Principal pymts. of capital lease
      obligations................................            (8,613)             (4,550)              (83,334)
     Advances from shareholder...................                 -                   -               330,000
     Payments to shareholder.....................                 -                   -              (330,000)
     Other.......................................          (381,194)                  -                     -
                                                        ------------        -----------           -----------
   Net cash provided by (used in)
     financing activities........................          (389,807)             (4,550)           21,628,402
   Net increase (decrease) in
     cash and cash equivalents...................        (2,003,440)         (2,583,947)            6,104,215
   Cash and cash equivalents
     at beginning of period......................         3,547,036           8,688,162                     -
                                                        -----------         -----------           -----------
   Cash and cash equivalents
     at end of period............................       $ 1,543,596         $ 6,104,215           $ 6,104,215
                                                        ===========         ===========           ===========
   Supplemental disclosure of cash flows info.--
     Cash paid for interest......................       $     1,363         $     1,395
   Supplemental disclosure of non-cash transact.
     Common stock issued for consulting svcs.....       $    14,375         $         -

See accompanying notes to condensed financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Ophidian Pharmaceuticals, Inc.'s (Company's) annual report filed on Form 10-K, containing audited financial statements for the fiscal year ended September 30, 1998. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for any interim periods are not necessarily indicative of the results that might be expected for the full year.

NOTE 2.  RECLASSIFICATIONS

Certain reclassifications have been made to the September 30, 1998, financial statements to conform to the March 31, 1999, presentation.

NOTE 3.  SIGNIFICANT SUBSEQUENT EVENTS

A Form 8-K was filed with the Securities and Exchange Commission on April 15, 1999, disclosing a contract for initial Phase II clinical trials of the Company's OPHD001 product candidate to be conducted by an independent clinical research organization. Having secured shareholder approval at the Company's Annual Shareholders' Meeting on March 29, 1999, the company's intent to reincorporate in Delaware was also disclosed. The reincorporation was effective on April 26, 1999. On April 1, 1999, Dr. F. Michael Hoffmann who has served the Company as Vice President of Genetic Technology Programs since August 1997 and a part time consultant, resigned. The resignation occurred as a result of Dr. Hoffmann's taking a leading role in the formation of a new company. Dr. Hoffmann's company is now in friendly discussions with Ophidian with respect to collaborative opportunities within that portion of Ophidian's business interests focused on the transforming growth factor beta pathway for new drug discovery.

NOTE 4.  LICENSE OF DIAGNOSTIC INTELLECTUAL PROPERTY

Effective January 29, 1999, the Company entered into an agreement with Carepoint Diagnostics, Inc., a Minnesota company ("Carepoint"). Carepoint is a start-up company whose objective is to develop rapid diagnostic tests to differentiate coronary, life-threatening symptoms from other non-serious symptoms. The Company licensed to Carepoint on a 25 year exclusive basis antibodies, markers and methodologies to make rapid diagnoses of coronary symptoms. The Company is not in the diagnostic equipment business. This agreement retains the Company's focus on its core business while allowing the Company to potentially benefit from other applications of its technologies. The consideration received was 250,000 shares of Carepoint in exchange for the license granted. Upon issuance, the 250,000 shares represented a 38.5% interest in Carepoint. Carepoint intends to continue to make equity issuances and therefore the Company's interest is anticipated to decrease. Until the Company's position drops below a 10 % interest in Carepoint, it will have one director on Carepoint's Board of Directors. In addition, Ophidian will be paid to assist in proof-of-principal studies. The Company retains the exclusive right to manufacture avian anti-body reagents for Carepoint. The Company has the ability to terminate the agreement and return the shares received to Carepoint if certain future events do not transpire. Decisions regarding the accounting for the investment are being deferred until these future events as described in the agreement transpire.

NOTE 5.  NET LOSS PER SHARE

The following table sets forth the number of basic weighted-average shares used in the per share calculations for the period. Dilutive earnings per share are not shown, as the impact is antidilutive.


                                                      THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                           MARCH 31                               MARCH 31,
                                                    1998                1999                1998                1999
                                             -----------------   -----------------   -----------------   -----------
    Weighted average shares outstanding           7,290,434           9,233,018           7,288,875          9,233,018

    Options and warrants that could
     potentially dilute basic earnings
     per share in the future that are
     not included in the computation of
     diluted earnings per share as their
     impact is antidilutive (treasury
     stock method)                                  398,292             249,968             398,292            249,968




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

OVERVIEW

Ophidian is a development stage corporation focused on the research, development and commercialization of therapeutic products for human and animal use. The Company's business has been directed to numerous areas of disease but has focused principally on products for infectious disease prevention and treatment. The Company has not received any revenues from the sale of Food and Drug Administration (FDA) licensed products to date and does not expect to receive any such revenues during the next two fiscal years. Except for the fiscal year ended September 30, 1993, the Company has been unprofitable every year since inception. The Company expects to incur additional losses over the next several years. At March 31, 1999, the Company had an accumulated deficit of $13,849,035 and for the three months ended March 31, 1999, incurred a net loss of $1,128,561.

The Company intends to continue investing in the further research and development of its technologies and products in infectious disease and other therapeutic areas specifically including inflammatory bowel disease ("IBD"). Depending on a variety of factors, including collaborative arrangements, availability of personnel and financial resources, the Company will engage in the development of its products and establish capabilities to support regulatory submissions. The Company will need to make additional capital investments in research and development laboratories and manufacturing facilities, including the construction of facilities for large-scale production of avian antibodies and supporting testing laboratories. Investments in manufacturing and associated capabilities would be required to be made before any regulatory agency would grant approval to market products, however, there can be no assurance that such approval will be granted. It is expected that the Company will need to hire additional personnel to support increased research and development, manufacturing, quality systems, and general business requirements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999, Compared to Three Months Ended March 31, 1998

Revenues. Revenues were $5,915 for the three months ended March 31, 1999, as compared to $115,570 for the three months ended March 31, 1998 a decline of $109,655 due to the absence of a National Institutes of Health grant and a Department of Defense grant.

Research and Development Expense. Research and development expenses increased $171,060 to $824,671 for the three months ended March 31, 1999, as compared to $653,611 for the three months ended March 31, 1998. The increase in expenses in the three months ended March 31, 1999, resulted primarily from additional personnel expenses and costs associated with preclinical development of the IBD product and clinical development of the Clostridium difficile-Associated Disease ("CDAD") therapeutic antitoxin known as OPHD001. These expenses were offset in part by a decline in expenses related to the development of certain technologies (transforming growth factor beta). The Company is seeking partners to help develop the technology externally.

General and Administrative Expenses. General and administrative expenses increased $68,766 to $400,461 for the three months ended March 31, 1999, as compared to $331,695 for the three months ended March 31, 1998. The increase in expenses in the three months ended March 31, 1999, resulted primarily from increased salary expenses and other expenses to support business development and financial functions.

Interest Income and Expenses. Interest income decreased $46,944 to $91,681 for the three months ended March 31, 1999, as compared to $44,917 for the three months ended March 31, 1998. The increase in interest income in the three months ended March 31, 1999, resulted from higher average cash deposits offset in part by lower average rates. Interest expense for the two periods was negligible.

Net Loss. Net losses increased $303,203 to $1,128,561 for the three months ended March 31, 1999, as compared to $825,358 for the three months ended March 31, 1998. The increased loss in the three months ended March 31, 1999, resulted primarily from increased research and development and general and administrative expenses plus the decline in revenue offset to a slight degree by greater interest income.

Net Operating Loss. The company generated net operating loss carry-forwards for federal and state income tax purposes for the three months ended March 31, 1998. The Company has recorded a valuation allowance.

Six Months Ended March 31, 1999, Compared to Six Months Ended March 31, 1998

Revenues. Revenues decreased $224,150 to $6,605 for the six months ended March 31, 1999, as compared to $230,755 for the six months ended March 31, 1998. Revenues in the six months ended March 31, 1998, were greater due primarily to a National Institutes of Health grant and a Department of Defense grant.

Research and Development Expenses. Research and development expenses increased $361,368 to $1,681,611 for the six months ended March 31, 1999, as compared to $1,320,243 for the six months ended March 31, 1998. The increase in expenses in the six months ended March 31, 1999, resulted primarily from additional personnel expenses and costs associated with preclinical development of IBD and clinical development of the CDAD therapeutic antitoxin. These expenses were offset in part by a decline in expenses in the second quarter related to the development of certain technologies (transforming growth factor beta.) The TGF-beta program is tied to the discovery of new drug targets.

General and Administrative Expenses. General and administrative expenses increased $179,556 to $866,351 for the six months ended March 31, 1999, as compared to $686,795 for the six months ended March 31, 1998. The increase in expenses in the six months ended March 31, 1999, resulted primarily from increased salary expenses and other expenses to support business development and financial functions.

Interest Income and Expenses. Interest income increased $55,197 to $146,216 for the six months ended March 31, 1999, as compared to $91,019 for the six months ended March 31, 1998. The increase in interest income in the six months ended March 31, 1999, resulted from higher average cash deposits offset in part by lower average rates. The variance in interest expense between the two periods was negligible.

Net Operating Loss. The company generated net operating loss carry-forwards for federal and state income tax purposes for the six months ended March 31, 1999. The Company has recorded a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the sale of equity and revenues consisting of payments received under collaborative agreements and federal research grants. As of March 31, 1999, the Company had received $21,711,736 in net cash proceeds from the sale of equity. The Company's principal sales of equity have occurred through its Initial Public Offering ("IPO"), private placement stock offering activities and sales of equity to Eli Lilly & Co.

Net cash used in operating activities was $2,232,639 for the six months ended March 31, 1999, as compared with net cash used in operating activities of $1,477,232 for the six months ended March 31, 1998. The increase in cash used in operating activities is primarily attributable to increased research and development funding activities, the decrease in revenues and increased general and administrative expenses. Net cash used in investing activities was $346,758 for the six months ended March 31, 1999, as compared to $136,401 for the equivalent period a year earlier. The increase is principally attributable to a decrease in net proceeds received from available-for-sale investment activities and increases in purchases of equipment offset in part by a decrease in expenditures for patents. Net cash used in financing activities was $4,550 for the six months ended March 31, 1999, as compared with cash used by financing activities of $389,807 for the equivalent period a year earlier. The change is primarily attributable to the decline in expenditures associated with the IPO.

The Company believes that with its existing capital resources (cash and short-term investments of $6,104,215 as of March 31, 1999) and interest income will be sufficient to satisfy its funding requirements for at least the twelve months following the date of this document.

Furthermore, the Company anticipates that the following material changes could occur in the next twelve months: expenditures for the initial Phase II clinical trials of OPHD001, purchase of capital equipment and increased operating expenses in connection with pilot manufacturing of OPHD001 and IBD. Depending on the timing of these latter two activities, the 12 months stated in the preceding paragraph could be called into question. The Company anticipates that its expenses incurred in manufacturing will increase and will contribute to future increases in net operating losses. These future increases in operating losses will result from the hiring of additional manufacturing and quality control personnel and the operation of a facility which may be owned, leased or part of a third party arrangement. The Company as a normal part of its strategy and business practice is actively soliciting additional collaborative agreements and considering other alternatives to enhance its capital resources.

NET OPERATING LOSSES

The Company has not generated taxable income to date. At March 31, 1999, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $13,887,000. These carry-forwards expire beginning in 2007 if not utilized. At March 31, 1999, the Company has research and other federal tax credit carry-forwards of approximately $752,000 and Wisconsin carry-forwards of approximately $302,000. The Company has recorded a full valuation allowance against any deferred tax assets established for the carry-forwards.

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

                           [STOCK PERFORMANCE GRAPH]

The Company's securities were first listed on May 7, 1998, the date of the Company's initial public offering. The securities first traded as Units consisting of one share of Common Stock and one Common Stock Purchase Warrant. On June 12, 1998, the Company and its Underwriters agreed to separate the Units into their individual components. The range of high and low bid quotations on a quarterly basis from May 7, 1998, as supplied by NASDAQ (1) is as follows:




         QUARTER                         UNITS                    COMMON STOCK                  WARRANTS
         -------                         -----                    ------------                  --------
                                 High Bid    Low Bid         High Bid      Low Bid       High Bid      Low Bid
                                 --------    -------         --------      -------       --------      -------
04/01/98         06/30/98        $6.6250       $4.8750       $4.7500       $3.2500       $1.8750       $1.0000
07/01/98         09/30/98          N/A           N/A         $3.8125       $1.0000       $1.5000       $0.2500
10/01/98         12/31/98          N/A           N/A         $3.0625       $1.0000       $0.6250       $0.1875
01/01/99         03/31/99          N/A           N/A         $1.7500       $0.8125       $0.3750       $0.1250

(1) Prices are interdealer quotations, without retail markups, markdowns or commissions, and may not represent actual transactions.

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings - None

ITEM 2.   Changes in Securities and Use of Proceeds

          (a)     None

          (b)     None

          (c)     None

          (d)     Use of Proceeds

                  The information in this paragraph 2(d) relates to the Registrant's Registration Statement on Form S-1, as amended, effective May 7, 1998, Registration No. 333-33219 (the Registration Statement). The managing underwriters for the offering of the securities sold pursuant to the Registration Statement (the Offering) were Dirks & Company, Inc. and Security Capital Trading, Inc. (the Underwriters). The Offering commenced on May 7, 1998, and was completed on June 23, 1998, following the Underwriters' exercise of their options to purchase additional units to cover over allotments (the Over-Allotment Option). The following chart sets forth the securities registered pursuant to the Offering, the offering price, the amount sold, and the aggregate-offering price of the amount sold.

                                                AMOUNT        OFFERING                       AGGREGATE OFFERING
                           SECURITY            REGISTERED       PRICE        AMOUNT SOLD    PRICE OF AMOUNT SOLD
                                                              PER UNIT
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

                      The net offering proceeds to the Company, after deducting the total expenses above, were $9,357,225. From May 7, 1998 to December 31, 1998, the Company has placed the net proceeds in temporary investments. The Company expects to use the net proceeds in direct or indirect payments to others as follows:

                                      PER OFFERING
                      DESCRIPTION OF USE OF PROCEEDS(3)                          MEMORANDUM          REVISED
                      Construction of plant, building and facilities           $1,100,000                 -
                      Purchase and installation of machinery and equipment     $1,750,000        $1,900,000
                      Purchase of real estate                                           -                 -
                      Acquisition of other business (es)                                -                 -
                      Repayment of indebtedness                                         -                 -
                      Research & development and business operations           $5,500,000        $7,300,000 (4)
                      Working capital                                          $1,016,000          $157,000
                      Temporary investments                                             -

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

ITEM 3.   Defaults upon Senior Securities - None

ITEM 4.   Submission of Matters to a vote of Security Holders - None

ITEM 5.   Other Information - None

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits (see exhibit list)

                  (3)      Reports on Form 8-K - Date of Report: April 16, 1999

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

    10.2 1998 Incentive Stock Option Plan, filed as Exhibit 10.2 to the Company's 10-Q for the period ended December 31, 1998, and hereby incorporated by reference.

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

                                          Ophidian Pharmaceuticals, Inc.
                                                    (Registrant)



May 14 1999                        By:  /s/ Douglas C. Stafford
                                        --------------------------------------
                                        Douglas C. Stafford
                                        President and Chief Executive Officer

May 14, 1999                       By:  /s/ Donald L. Nevins
                                        --------------------------------------
                                        Donald L. Nevins
                                        Chief Financial Officer

May 14, 1999                       By:  /s/ Susan Maynard
                                        --------------------------------------
                                        Susan Maynard
                                        Secretary