Form 10-Q
period 1999-06-30
OPHIDIAN PHARMACEUTICALS INC
filed 1999-08-05
CIK 872947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Quarterly period ended June 30, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        Commission File Number 001-13835

                         OPHIDIAN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its Charter)

            DELAWARE                                         39-1661164
            --------                                         ----------
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

Yes   X      No
     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                OUTSTANDING
                      CLASS                     AUGUST 3, 1999
                      -----                     --------------
         Common Stock, $0.0025 par value         9,223,018

                         OPHIDIAN PHARMACEUTICALS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I   FINANCIAL INFORMATION

Item 1...........................................Financial Statements

       Condensed Balance Sheets - June 30, 1999 and
       September 30, 1998.                                                 3

       Condensed Statements of Operations -
       Three-months ended June 30, 1999 and 1998,
       Nine-months ended June 30, 1999 and 1998 and
       the period from inception (November 11, 1989)
       to June 30, 1999.                                                   4

       Condensed Statements of Cash Flows -
       Nine-months ended June 30, 1999 and 1998 and                         5
       the period from inception (November 11, 1989) to June 30, 1999.

       Notes to Condensed Financial Statements.                            6

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                           7

PART II  OTHER INFORMATION                                                13

EXHIBIT LIST                                                              14

SIGNATURES                                                                15

EXHIBITS                                                                  16

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                                 BALANCE SHEETS

                                                                                      SEPTEMBER 30,             JUNE 30,
                                                                                          1998                    1999
                                                                                          ----                    ----
                                     ASSETS                                                                   (UNAUDITED)
Current assets:
  Cash and cash equivalents ...............................................           $  8,688,162            $  4,849,773
  Accounts receivable .....................................................                 81,566                   5,112
  Prepaid expenses and other ..............................................                130,046                  87,744
                                                                                      ------------            ------------
    Total current assets ..................................................              8,899,774               4,942,629
Other assets ..............................................................                 12,263                 426,982
Equipment and leasehold improvements
  Furniture and fixtures ..................................................                 96,692                  96,692
  Manufacturing equipment .................................................                829,204               1,026,960
  Laboratory equipment ....................................................                581,295                 661,256
  Office equipment ........................................................                 54,537                  68,604
  Leasehold improvements ..................................................                 24,092                  53,801
                                                                                      ------------            ------------
                                                                                         1,585,820               1,907,313
  Accumulated depreciation ................................................                538,378                 783,639
                                                                                      ------------            ------------
Net equipment and leasehold improvements ..................................              1,047,442               1,123,674
Patent costs, net of accumulated amortization of
  $35,817 and $47,070, September 30, 1998, and
  June 30, 1999, respectively .............................................              1,394,639               1,461,375
                                                                                      ------------            ------------
    Total assets ..........................................................           $ 11,354,118            $  7,954,660
                                                                                      ============            ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................................           $    241,142            $    275,377
  Accrued expenses and other liabilities ..................................                130,468                 103,347
  Current portion of capital lease obligations ............................                  5,839                   2,309
                                                                                      ------------            ------------
    Total current liabilities .............................................                377,449                 381,033
Capital lease obligations, less current portion ...........................                 12,069                  10,499
Deferred revenue - noncurrent .............................................                346,887                 354,310
Commitments and contingencies
Shareholders' equity:
  Common stock, $.0025 par value, 22,400,000 shares
    authorized, 9,223,018 issued and outstanding at September
    30, 1998, and June 30, 1999, respectively .............................                 23,058                  23,058
  Additional paid-in capital ..............................................             22,047,154              22,447,154
  Deficit accumulated during the
    development stage .....................................................            (11,452,499)            (15,261,394)
                                                                                      ------------            ------------
Total shareholders' equity ................................................             10,617,713               7,208,818
                                                                                      ------------            ------------
Total liabilities and shareholders' equity ................................           $ 11,354,118            $  7,954,660
                                                                                      ============            ============


See accompanying notes to condensed financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF OPERATIONS

                                                                        (UNAUDITED)
                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       JUNE 30,                             JUNE 30,
                                           -------------------------------       -------------------------------          NOTE A
                                               1998               1999               1998               1999           JUNE 30, 1999
                                           ------------       ------------       ------------       ------------       -------------
Revenues:
  Contracts .........................      $     51,686       $      7,760       $    282,440       $     13,365       $  4,609,072
  License fees ......................                --              1,000                 --              2,000              2,000
                                           ------------       ------------       ------------       ------------       ------------
    Total revenues ..................            51,686              8,760            282,440             15,365          4,611,072

Operating expenses:
  Research & development ............           821,208            985,858          2,141,452          2,667,469         13,254,298
  General & administrative ..........           399,913            483,511          1,086,706          1,349,860          7,884,346
                                           ------------       ------------       ------------       ------------       ------------
    Total operating expenses ........         1,221,121          1,469,369          3,228,158          4,017,329         21,138,644
                                           ------------       ------------       ------------       ------------       ------------
Operating loss ......................        (1,169,435)        (1,460,609)        (2,945,718)        (4,001,964)       (16,527,572)
Operating income (expense):
  Investment income, net ............            49,409             45,488            140,428            194,703          1,307,118
  Interest expense ..................              (488)              (239)            (1,852)            (1,634)           (41,705)
  Other income ......................                --                 --                100                 --                765
                                           ------------       ------------       ------------       ------------       ------------
                                                 48,921             48,249            138,676            193,069          1,266,178
                                           ------------       ------------       ------------       ------------       ------------
    Net loss ........................      $ (1,120,514)      $ (1,412,360)      $ (2,807,042)      $ (3,808,895)      $(15,261,394)
                                           ============       ============       ============       ============       ============
Net loss per share ..................      $      (0.13)      $      (0.15)      $      (0.37)      $      (0.41)


NOTE A: Period from Inception [November 11, 1989] to Date June 30, 1999 See accompanying notes to condensed financial statements.

                                      OPHIDIAN PHARMACEUTICALS, INC.
                                    (A DEVELOPMENT STAGE CORPORATION)
                                         STATEMENTS OF CASH FLOWS

                                                                                                     (UNAUDITED)
                                                                                NINE MONTHS ENDED JUNE 30,
                                                                                --------------------------                NOTE A
                OPERATING ACTIVITIES                                             1998                 1999             JUNE 30, 1999
                                                                                 ----                 ----             -------------
Net loss .........................................................         $ (2,807,042)         $ (3,808,895)         $(15,261,394)
Adjustments to reconcile net loss to net cash
      used in operating activities:
  Depreciation and amortization ..................................              105,702               249,092               874,542
  Loss on sale of investments ....................................                   --                    --                87,394
  Common stock issued for consulting services ....................               14,375                    --                73,476
  Provision for Compensation - consulting
       stock options .............................................                   --                    --                85,000
  Assignment of intellectual property
   used in research and development ..............................                   --                    --               200,000
  Changes in operating assets and liabilities:
   Accounts receivable ...........................................              140,318                76,454                (5,112)
   Prepaid expenses and other assets .............................             (134,344)               42,302               (87,744)
   Accounts payable ..............................................              274,662                34,235               275,377
   Accrued expenses and other liabilities ........................              (14,585)              (27,121)              103,347
   Deferred revenue ..............................................              153,995                 7,423               354,310
                                                                           ------------          ------------          ------------
Net cash used in operating activities ............................           (2,266,919)           (3,426,510)          (13,300,804)

             INVESTING ACTIVITIES
  Purchase of available-for-sale securities ......................                   --                    --            (4,517,181)
  Proceeds from available-for-sale securities ....................              359,740                    --             4,416,283
  Purchase of equipment and
        leasehold improvements, net ..............................             (204,822)             (321,493)           (1,837,250)
  Expenditures for patents .......................................             (253,708)              (70,567)           (1,512,145)
  Other ..........................................................                   --               (14,719)              (26,982)
                                                                           ------------          ------------          ------------
Net cash used in investing activities ............................              (98,790)             (406,779)           (3,477,275)

             FINANCING ACTIVITIES
  Net proceeds from issuance of  stock ...........................            9,643,509                    --            21,711,736
  Principal pymts. of capital lease obligations ..................              (12,531)               (5,100)              (83,884)
  Advances from shareholder ......................................                   --                    --               330,000
  Payments to shareholder ........................................                   --                    --              (330,000)
                                                                           ------------          ------------          ------------
Net cash provided by (used in) financing activities ..............            9,630,978                (5,100)           21,627,852
Net increase (decrease) in cash and cash equivalents .............            7,265,269            (3,838,389)            4,849,773
Cash and cash equivalents at beginning of period .................            3,547,036             8,688,162                    --
                                                                           ------------          ------------          ------------
Cash and cash equivalents at end of period .......................         $ 10,812,305          $  4,849,773          $  4,849,773
                                                                           ============          ============          ============
   Supplemental disclosure of cash flows info.-
        Cash paid for interest....................................         $      1,634          $      1,852
   Supplemental disclosure of non-cash transact.
        Common stock issued for consulting svcs...................         $     14,375          $         --


NOTE A: Period from Inception [November 11, 1989] to Date June 30, 1999 See accompanying notes to condensed financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Ophidian Pharmaceuticals, Inc.'s ("Company's") annual report filed on Form 10-K, containing audited financial statements for the fiscal year ended September 30, 1998. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for any interim periods are not necessarily indicative of the results that might be expected for the full year.

NOTE 2.  RECLASSIFICATIONS

Certain reclassifications have been made to the September 30, 1998, financial statements to conform to the June 30, 1999, presentation.

NOTE 3.  SIGNIFICANT EVENTS IN THE QUARTER

On June 7, 1999, the Company disclosed that it is moving ahead with its plans to begin Phase II clinical testing of its lead drug, OPHD-001, for Clostridium difficile-associated disease. This trial is planned to begin this summer. The Company also disclosed its plan to submit an Investigational New Drug to the Food & Drug Administration by the end of the first quarter of 2000 for approval to begin clinical trials for a second gastrointestinal product, OPHD-002. OPHD-002 is an oral anti-cytokine antibody formulation designed for the treatment of inflammatory bowel disease ("IBD"). Douglas Stafford, Ophidian's President and Chief Executive Officer, made these statements at the 11th Annual International Life Sciences Partnering Conference hosted in San Francisco. This conference is an international forum to promote strategic partnerships among biotechnology and pharmaceutical firms for the development and commercialization of new drug products.

On June 7, 1999, the Company announced it had executed an agreement securing $2.0 million in new senior note financing from Rex J. Bates, a Director, and Davis U. Merwin, a stockholder. The funds are to be provided under ten-year, 10%, senior notes with warrants. The assets of the Company secure the notes. Interest on the notes for the first three years is payable in common shares of the Company at the then current market value and thereafter in cash. One million five-year warrants, exercisable at $2.00 per share for the Company's Common Stock (the "Common Stock $2.00 Purchase Warrants") were issued separately. In valuing the warrants using the Black-Scholes Model, $400,000 was booked as a deferred finance cost to be amortized over the life of the loan and a like amount to additional paid-in capital. The notes can be applied to the exercise of the warrants. The notes also carry certain subordination features. The Company's existing Common Stock ($7.32) Purchase Warrants carry an anti-dilutive provision which increases from 1 to 1.05746 the number of shares of Common Stock purchasable for $7.32 as a result of the issuance of the Common Stock ($2.00) Purchase Warrants.

On June 10, 1999, the Company announced it entered into a five year lease for a facility to house its pilot manufacturing plant. The current cumulative minimum lease obligation for the next five years is $564,000. This amount will increase as other occupants vacate the premises and the Company picks up the vacated space. Ophidian expects to move approximately $1 million of currently owned equipment into this facility after completing approximately $.4 million in leasehold improvements. Approximately $1.4 million of additional production equipment will be purchased for this new facility. The facility would provide drug materials for basic research and clinical development needs.

On June 11, 1999, the Company announced that Terrence Barrett, M.D. has joined its Scientific Advisory Board. Dr. Barrett, a gastroenterologist specializing in the treatment of inflammatory bowel disease, is on the faculty of Northwestern University Medical School. In addition to his clinical practice, he is carrying out an extensive basic research program in intestinal immunology.

NOTE 4.  SUBSEQUENT EVENTS

A special meeting of Stockholders was held on July 23, 1999, where the Directors of the Company were granted the authority to execute a 1 for 8 reverse stock split if in their opinion it is in the best interests of the stockholders.

At a Board of Director's meeting held on July 29, 1999, the Board directed management to proceed with the reverse split. The effective date was chosen as September 20, 1999.

NOTE 5.  LICENSES OF INTELLECTUAL PROPERTY

As disclosed previously effective January 29, 1999, the Company entered into a license agreement with Carepoint Diagnostics, Inc., a Minnesota company ("Carepoint"). The future events referred to in the last quarterly report have not occurred and Carepoint has indicated it wishes to unwind the agreement.

Effective June 29, 1999, the Company entered into a non-exclusive license agreement for research reagent applications employing non-strategic elements of the Company's technology with Promega Corporation. Promega is a Wisconsin company and a holder of 262,250 shares of the Company's Common Stock. The Company leases its laboratory and executive office from Promega. The Chairman of Promega, who was previously Chairman of the Company, Mr. William A. Linton, is also a holder of 250,200 shares of the Company's Common Stock. Promega is engaged in the development, manufacture and marketing of reagents, systems and advanced technologies for use by laboratories. Promega's sales under the license are nominal. The agreement was negotiated on an arms length basis.

NOTE 5.  NET LOSS PER SHARE

The following table sets forth the number of basic weighted-average shares used in the per share calculations for the period. Dilutive earnings per share are not shown, as the impact is antidilutive.


                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                            JUNE 31,                               JUNE 31,
                                                            --------                               --------
                                                    1998                1999                1998                1999
                                              -----------------   -----------------   -----------------   ----------------
    Weighted average shares outstanding           7,290,434           9,233,018           7,288,875          9,233,018

    Options and warrants that could potentially
     dilute basic earnings per share in the
     future that are not included in the
     computation of diluted earnings per share
     as their impact is antidilutive (treasury
     stock method)                                  398,292             249,968             398,292            249,968



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document. This document contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that the Company's actual results may differ significantly from the results anticipated in these forward-looking statements as a result of various factors. Such factors include, but are not limited to, those in the section titled "Risk Factors" (pages 7-18) of the Company's Prospectus, which is part of the Company's Registration Statement, filed on Form S-1, as amended, effective May 7, 1998, and summarized in its Annual Report for Fiscal 1998 filed on Form 10-K, effective December 24, 1998. The Company undertakes no obligation to revise such forward-looking statements to reflect events or circumstances occurring after the date hereof.

OVERVIEW

Ophidian is a development stage corporation focused on the research, development and commercialization of therapeutic products for human and animal use. The Company's business has been directed to numerous areas of disease but has focused principally on products for infectious disease prevention and treatment. The Company has not received any revenues from the sale of Food and Drug Administration ("FDA") licensed products to date and does not expect to receive any such revenues during the next two fiscal years. Except for the fiscal year ended September 30, 1993, the Company has been unprofitable every year since inception. The Company expects to incur additional losses over the next several years. At June 30, 1999, the Company had an accumulated deficit of $15,261,394 and for the three months ended June 30, 1999, incurred a net loss of $1,412,360.

The Company intends to continue investing in the further research and development of its technologies and products in infectious disease and other therapeutic areas specifically including, as announced in June, the IBD product known as OPHD-002. Depending on a variety of factors, including collaborative arrangements, availability of personnel and financial resources, the Company will engage in the development of its products and establish capabilities to support regulatory submissions. The Company will need to make additional capital investments in research and development laboratories and, as announced in June, pilot manufacturing facilities as well as the construction of facilities for large-scale production of avian antibodies and supporting testing laboratories. Investments in manufacturing and associated capabilities would be required to be made before any regulatory agency would grant approval to market products, however, there can be no assurance that such approval will be granted. It is expected that the Company will need to hire additional personnel to support increased research and development, manufacturing, quality systems, and general business requirements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999, Compared to Three Months Ended June 30, 1998

Revenues. Revenues were $8,760 for the three months ended June 30, 1999, as compared to $51,686 for the three months ended June 30, 1998, a decline of $42,926 due to the completion of a National Institutes of Health grant and a Department of Defense grant.

Research and Development Expense. Research and development expenses increased $164,650 to $985,858 for the three months ended June 30, 1999, as compared to $821,208 for the three months ended June 30, 1998. The increase in expenses in the three months ended June 30, 1999, resulted primarily from additional personnel expenses and costs associated with preclinical development of OPHD-002 and clinical development of the Clostridium difficile-associated disease therapeutic antitoxin known as OPHD-001. These expenses were offset in part by a decline in expenses related to the development of certain technologies (transforming growth factor beta ["TGF-beta"]).

General and Administrative Expenses. General and administrative expenses increased $83,598 to $483,511 for the three months ended June 30, 1999, as compared to $399,913 for the three months ended June 30, 1998. The increase in expenses in the three months ended June 30, 1999, resulted primarily from increased salary expenses and other expenses to support business development, including independent studies of the market dynamics of the Company's two lead product candidates, and financial functions.

Investment Income and Expenses. Investment income decreased a nominal $3,921 to $45,488 for the three months ended June 30, 1999, as compared to $49,409 for the three months ended June 30, 1998. The decrease in interest income in the three months ended June 30, 1999, resulted from lower average cash deposits offset in part by higher average rates. Interest expense for the two periods was negligible.

Net Loss. Net losses increased $291,846 to $1,412,360 for the three months ended June 30, 1999, as compared to $1,120,514 for the three months ended June 30, 1998. The increased loss in the three months ended June 30, 1999, resulted primarily from increased research and development and general and administrative expenses plus the decline in revenue.

Net Operating Loss. The Company generated net operating loss carry-forwards for federal and state income tax purposes for the three months ended June 30, 1999. The Company has recorded a full valuation allowance against any deferred tax assets established for the carry-forwards.

Nine Months Ended June 30, 1999, Compared to Nine Months Ended June 30, 1998

Revenues. Revenues decreased $267,075 to $15,365 for the nine months ended June 30, 1999, as compared to $282,440 for the nine months ended June 30, 1998. Revenues in the nine months ended June 30, 1998, were greater due primarily to a National Institutes of Health grant and a Department of Defense grant.

Research and Development Expenses. Research and development expenses increased $526,017 to $2,667,469 for the nine months ended June 30, 1999, as compared to $2,141,452 for the nine months ended June 30, 1998. The increase in expenses in the nine months ended June 30, 1999, resulted primarily from additional personnel expenses and costs associated with preclinical development of OPHD-002 and clinical development of OPHD-001. These expenses were offset in part by a decline in expenses in the second and third quarter related to the development of certain technologies (TGF-beta.) The TGF-beta program was tied to the discovery of new drug targets.

General and Administrative Expenses. General and administrative expenses increased $263,154 to $1,349,860 for the nine months ended June 30, 1999, as compared to $1,086,706 for the six months ended June 30, 1998. The increase in expenses in the nine months ended June 30, 1999, resulted primarily from increased salary expenses and other expenses to support business development and financial functions, including those costs releated to being a public corporation.

Investment Income and Expenses. Investment income increased $54,275 to $194,703 for the nine months ended June 30, 1999, as compared to $140,428 for the nine months ended June 30, 1998. The increase in investment income in the nine months ended June 30, 1999, resulted from higher average cash deposits offset in part by lower average rates. The variance in interest expense between the two periods was negligible.

Net Operating Loss. The Company generated net operating loss carry-forwards for federal and state income tax purposes for the nine months ended June 30, 1999. The Company has recorded a full valuation allowance against any deferred tax assets established for the carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the sale of equity and revenues consisting of payments received under collaborative agreements and federal research grants. As of June 30, 1999, the Company had received $21,711,736 in net cash proceeds from the sale of equity. The Company's principal sales of equity have occurred through its Initial Public Offering ("IPO"), private placement stock offering activities and sales of equity to Eli Lilly & Co. On June 7, 1999, the Company entered into an agreement with Director, Rex J. Bates, and stockholder, Davis U. Merwin, providing for $2 million in new financing in the form of ten-year, 10% senior notes with warrants. It is expected that the cash will be taken down in the first fiscal quarter of 2000.

Net cash used in operating activities was $3,426,510 for the nine months ended June 30, 1999, as compared with net cash used in operating activities of $2,266,919 for the nine months ended June 30, 1998. The increase in cash used in operating activities is primarily attributable to increased research and development funding activities, the decrease in revenues, increased general and administrative expenses, and an increase in cash consumed by operating assets and liabilities offset in part by an increase in depreciation and amortization. Net cash used in investing activities was $406,778 for the nine months ended June 30, 1999, as compared to $98,790 for the equivalent period a year earlier. The increase is principally attributable to a decrease in net proceeds received from available-for-sale investment activities and increases in purchases of equipment offset in part by a decrease in expenditures for patents. Net cash used in financing activities (principal payments) was $5,100 for the nine months ended June 30, 1999, as compared with cash provided by issuance of common stock net of principal payments of $9,630,978 for the equivalent period a year earlier. The change is attributable to the IPO in May of 1998.

The Company believes that with its existing capital resources (cash of $4,849,773 as of June 30, 1999, and the new $2 million of financing) and interest income will be sufficient to satisfy its funding requirements for at least the nine months following the date of this document. For the nine month period, these requirements include completion of a Phase II clinical trial for OPHD-001 (previously estimated on an all inclusive basis to be $1.8 million) and completion of the small scale pilot facilities in Madison, WI (also estimated to be $1.8 million).

Furthermore, the Company anticipates that certain material changes could occur in the next twelve months. The Company is actively seeking partnerships with other commercial entities to gain access to operating capital, product development capabilities and marketing resources. However, there can be no assurance that the Company will be successful in establishing such partnerships. Progress in partner discussions and or the availability of additional capital may affect decisions by the Company on the amount and timing of funds allocated to future product development. Accordingly, the timing of future development milestones may be impacted by these events. The Company anticipates that its expenses incurred in manufacturing will increase and will contribute to future increases in net operating losses. These future increases in operating losses will result from the hiring of additional manufacturing and quality control personnel and the operation of the facility.

NET OPERATING LOSSES

The Company has not generated taxable income to date. At June 30, 1999, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $15,238,000. These carry-forwards expire beginning in 2007 if not utilized. At June 30, 1999, the Company has research and other federal tax credit carry-forwards of approximately $810,000 and Wisconsin carry-forwards of approximately $317,000. The Company has recorded a full valuation allowance against any deferred tax assets established for the carry-forwards.

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

STOCK PERFORMANCE GRAPH

The following graph compares the percentage change in cumulative total shareholder return on the Company's Common Stock with the cumulative return on the NASDAQ (Composite) Stock Market (Broad Market) and the NASDAQ Biotechnology Stock (Peer) during the period beginning June 12, 1998, (the date on which the Company's Common Stock began trading separately from the warrants on the NASDAQ Small Cap System) through June 30, 1999. The comparison assumes $100 was invested on June 12, 1998, in the Company's Common Stock and in the foregoing indices and assumes the reinvestment of dividends.

                       [OPHIDIAN STOCK PERFORMANCE GRAPH]

12-Jun-98    30-Sep-98    31-Dec-98    31-Mar-99     30-Jun-99
      100        44.59        37.84        18.92      25.68 - Ophidian
      100        97.07       125.65       141.05     153.92 - NASDAQ Stock Market Index
      100       101.51       139.39       158.82     161.67 - NASDAQ Biotech Stock Index


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


   QUARTER                 UNITS              COMMON STOCK              WARRANTS
   -------                 -----              ------------              --------
                    HIGH BID   LOW BID    HIGH BID   LOW BID       HIGH BID   LOW BID
                    --------   -------    --------   -------       --------   -------
04/01/98  06/30/98  $6.6250    $4.8750    $4.7500    $3.2500       $1.8750    $1.0000
07/01/98  09/30/98    N/A        N/A      $3.8125    $1.0000       $1.5000    $0.2500
10/01/98  12/31/98    N/A        N/A      $3.0625    $1.0000       $0.6250    $0.1875
01/01/99  03/31/99    N/A        N/A      $1.7500    $0.8125       $0.3750    $0.1250
04/01/99  06/30/99    N/A        N/A      $1.7500    $0.6250       $0.2500    $0.1250


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


                  (1)Includes 262,500 additional Units registered pursuant to the Over-Allotment Option granted to the Underwriters. Excludes (i) additional shares of Common Stock issuable upon exercise of the Warrants, (ii) additional shares of Common Stock issuable upon exercise of certain Representatives' Warrants, as defined in the Registration Statement, and (iii) additional shares of Common Stock issuable upon exercise of Warrants issuable upon exercise of the Representatives' Warrant.

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



                  The net offering proceeds to the Company, after deducting the total expenses above, were $9,357,225. From May 7, 1998, to December 31, 1998, the Company has placed the net proceeds in temporary investments. The Company expects to use the net proceeds in direct or indirect payments to others as follows:

                                     PER OFFERING
                     DESCRIPTION OF USE OF PROCEEDS(3)                        MEMORANDUM          REVISED
                  Construction of plant, building and facilities              $1,100,000                 -
                  Purchase and installation of machinery and equipment        $1,750,000        $1,900,000
                  Purchase of real estate                                              -                 -
                  Acquisition of other business (es)                                   -                 -
                  Repayment of indebtedness                                            -                 -
                  Research & development and business operations              $5,500,000        $7,300,000(4)
                  Working capital                                             $1,016,000        $  157,000
                  Temporary investments                                                -                 -


                  (3) Each of the foregoing amounts is a reasonable estimate based on the Company's focus on development of the OPHD-001 product. This use of proceeds does not represent a material change in OPHD-001 development focus described in the Prospectus of the Registration Statement.
                  (4) This figure includes expenditures for the initial Phase II clinical testing of the OPHD-001 product.

ITEM 3.   Defaults upon Senior Securities - None

ITEM 4.   Submission of Matters to a Vote of Security Holders - None

ITEM 5.   Other Information - None

ITEM 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits (see exhibit list)

          (b) Reports on Form 8-K - Date of Report:
              June 7, 1999  - Special Meeting of Stockholders 1 for 8 Reverse Stock Split
              June 28, 1999 - $2 Million Financing
                                 Expanding Cinical Development
                                 Manufacturing Facility
                                 Expands Program for Inflammatory Bowel Disease
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

    10.11 Lease for 2617 Progress Road, Madison, WI, dated June 9, 1999, between the Company and Progress Holdings, LLC, filed as Exhibit
              10.11 to the Company's 10-Q for the period ended June 30, 1999.

    10.12     Promissory Note and Loan Agreement dated June 7, 1999, between the
              Company and Rex J. Bates and Davis U. Merwin, filed as Exhibit
              10.12 to the Company's 10-Q for the period ended June 30, 1999.

    27.0      Financial Data Schedule.

                                       14

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Ophidian Pharmaceuticals, Inc.
                                  (Registrant)



August 3, 1999       By: /s/ Douglas C. Stafford
                     --------------------------------------------------------
                          Douglas C. Stafford
                          President and Chief Executive Officer

August 3, 1999       By: /s/ Donald L. Nevins
                     --------------------------------------------------------
                          Donald L. Nevins
                          Chief Financial Officer

August 3, 1999       By: /s/ Susan Maynard
                     --------------------------------------------------------
                          Susan Maynard
                          Secretary