Form 10-K
period 1999-09-30
OPHIDIAN PHARMACEUTICALS INC
filed 1999-12-29
CIK 872947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended September 30, 1999
OR

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from         to

                        Commission File Number 001-13835

                         OPHIDIAN PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

             DELAWARE                                 39-1661164
 --------------------------------            ------------------------------
 (State or Other Jurisdiction of                    (IRS Employer
 Incorporation or Organization)                   Identification No.)

                  5445 EAST CHERYL PARKWAY, MADISON, WI 53711
             -----------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

                                  608.271.0878
              ----------------------------------------------------
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

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting common equity held by non-affiliates of the Registrant (1,152,827 shares) as of November 30, 1999, was approximately $4,900,000. The aggregate market value was computed by reference to the "last" price of such common equity as of that date as shown on the NASDAQ System.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING
                  Class                        NOVEMBER 30, 1999
            ---------------------              -----------------
            Common Stock, $0.0025
                par value                         1,156,087

                               TABLE OF CONTENTS

                                                                                                             PAGE NO.
                                                                                                             --------
                                     PART I
ITEM 1   BUSINESS                                                                                                 3
ITEM 2.  PROPERTIES                                                                                              17
ITEM 3.  LEGAL PROCEEDINGS                                                                                       17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                                    17

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.                                  18
ITEM 6.  SELECTED FINANCIAL DATA                                                                                 20
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   21
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                              25
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Balance Sheets - September 30, 1999, and September 30, 1998.                                           F-4

         Statements of Operations - Fiscal Year ended September 1999, 1998 and 1997, and the period
         from inception (November 11, 1989) to September 30, 1999                                               F-6

         Statements of Shareholders' Equity - Fiscal Year ended September 1990, (inception,
         November 11, 1989) to September 30, 1999                                                               F-7

         Statements of Cash Flows - Fiscal Year ended September 1999, 1998 and 1997, and the period
         from inception (November 11, 1989) to September 30, 1999                                               F-10

         Notes to Financial Statements                                                                          F-11

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                    25

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                      26
ITEM 11. EXECUTIVE COMPENSATION                                                                                  29
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                          33
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                                                         34

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                                        37

INDEX TO EXHIBITS                                                                                                38
SIGNATURES                                                                                                       40



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

 1. Development stage company; limited operating history; no product revenues and no assurance of profitability
 2.  Need for substantial additional funds
 3.  No assurance of successful product development or a commercialization
 4.  No current marketing, sales or manufacturing capability
 5.  Risk of raw materials
 6.  Uncertainty regarding patents and proprietary rights
 7.  No assurance of Food & Drug Administration ["FDA"] approval
 8.  Government regulation
 9.  Dependence on qualified personnel
10.  Relationships of scientific advisors with other entities
11.  Competition
12.  Technological changes and uncertainty
13.  Uncertain availability of health care reimbursement; health care reform
14. Risk of product liability; uncertainty of availability of product liability insurance
15.  Management's concentration of ownership
16.  Management's broad discretion in use of proceeds
17.  Potential adverse effect of shares eligible for future sale
18.  Absence of dividends
19.  Price volatility
20.  Potential adverse effect of representative's warrants
21.  Potential adverse effect of redemption of warrants
22.  Potential adverse effect of Bates-Merwin warrants
23.  Potential adverse effect of substantial shares of common stock reserved
24.  Representatives' influence on the market
25. Current prospectus and state blue sky registration required to exercise warrants
26.  Limitation of liability and indemnification

                       BUSINESS HIGHLIGHTS AND OBJECTIVES

Ophidian Pharmaceuticals, Inc. ("Ophidian", "Registrant" or the "Company"), a development stage company, is engaged in the discovery and development of human pharmaceuticals formulated with hyperimmune polyclonal antibodies. The Company has developed proprietary methods for antibody manufacturing and formulation that make this technology medically and economically advantageous for the treatment of specific infectious, inflammatory, and other diseases. The technology permits oral delivery of active antibodies to the lumen of the intestinal tract for effective topical delivery to the targeted disease area.

The Company's commercial objective is to develop value by generating:

- operating profits from the manufacture of proprietary drug substances;
- milestone payments and license fees for products and development know-how, and;
- royalties or profit sharing from commercial partners on the sales of proprietary products.

The Company's lead product in development, OPHD 001, is for the treatment of Clostridium difficile-associated disease ("CDAD"), and is in Phase II clinical testing. CDAD is a bacterial infection that afflicts about 1 million hospitalized patients annually representing a worldwide revenue opportunity of $150-200 million.

The Company's second product, OPHD 002, is for the treatment of inflammatory bowel disease ("IBD"). Crohn's disease, a major form of IBD, afflicts about 350,000 persons in the U.S. which results in about 800,000 physician visits annually and represents a worldwide revenue opportunity of about $500 million. Clinical trials for this product are expected to begin in late 2000.

The following business factors are expected to drive value growth in Ophidian:

- Rapid product development timeline - OPHD 001 is in a Phase II clinical trial expected to be completed in 2000; OPHD 002 is planned to begin clinical testing in late 2000.
- Products meet established market needs - Well-understood clinical end-points; reduced oral antibiotics; safe active substance; targeted antibody action in intestinal tract; competitive pricing.
- Products have significant revenue/profit potential - first two products could generate $700 million annually in revenues.
- Partners to support development - the Company is currently engaged in numerous partner discussions for an array of products.
- Established operations - Experienced management team in place; proprietary manufacturing systems developed; pilot manufacturing facility financed and under construction.
- Exploitation of intellectual property assets - substantial patent portfolio provides a base for licensing opportunities; expanding product applications portfolio from core antibody technology and manufacturing capabilities.

                   BUSINESS INITIATIVES AND CAPITAL STRATEGY

Ophidian is engaged in several business initiatives to build corporate value by advancing its core technology and lead products. As a top priority, the Company is carrying out development activities to advance the clinical testing of OPHD 001 and to bring OPHD 002 to the clinic as quickly as possible. To support these activities and secure the marketing capabilities for product commercialization, we are engaged in discussions with numerous partner candidates. We are also discussing the outlicensing of various applications of our intellectual property portfolio for diagnostics and vaccines that are outside of our current strategic development interests. Outlicensing agreements could provide substantial capital to the Company on both short and long-term bases. Furthermore, the Company believes that its manufacturing physical plant and related natural products bio-processing capabilities will be the subject of OEM manufacturing agreements after the pilot facility becomes operational in the second quarter of fiscal 2000. While contract manufacturing is not the primary mission of the Company, important revenues could be obtained to help offset operations expenses until proprietary drugs are commercialized.



              OPHIDIAN'S TECHNOLOGY AND LEAD PRODUCT APPLICATIONS

PASSIVE ANTIBODY THERAPEUTICS

    In the late 1800's, von Behring and Kitasato injected serum from animals resistant to diphtheria into normal animals and demonstrated that the normal animals became resistant to the disease. This first example of passive antibody immunization lead to the early development of crude antisera in animals for a range of infectious diseases and acute poisonings. These drugs are remarkably effective and demonstrate the immunochemical power of polyclonal antibodies in neutralizing complex biological targets. However, manufacturing difficulties, poor potency, poor purity, and undesirable side effects have limited broader application of passive immune therapy using animal antibodies. To overcome some of these problems, immunoglobulin from human serum donors became available, but with limited disease application, high cost, and transmissible disease risk.

    Modern technologies now make passive antibodies the therapy of choice for numerous disease applications. Improved potency and purity can be achieved with monoclonal antibodies or immunoaffinity purification of polyclonal antibodies. Advances in recombinant antigen and adjuvant technology facilitate the large-scale production of animal antibodies. In addition, new formulations permit effective oral administration of passive antibodies for delivery to targets in the intestinal tract.

    Ophidian uses eggs of specially immunized laying hens as a source of therapeutic grade polyclonal antibodies. Polyclonal antibodies are used because of their effective neutralization of highly active biologic substances, such as microbial toxins, infectious agents, and cytokines. These antibodies are generated using proprietary vaccines and vaccination methods and extracted from egg yolks using large-scale Good Manufacturing Practice ("GMP") processes. The antibodies are formulated for oral delivery to resist gastric degradation. This drug form has been shown in human clinical studies to be safe and well tolerated.

OPHIDIAN'S LEAD PRODUCTS USING AVIAN ANTIBODIES

OPHD 001:  Clostridium difficile-associated disease ("CDAD")

    OPHD 001 is a solid dosage form of avian polyclonal antibodies that is being developed for the treatment of CDAD. This bacterial infection and its sequelae have become significant problems in both inpatient and outpatient settings. It has been estimated that roughly 400,000 cases of the disease occur annually in the U.S. The average cost for treatment has been estimated at between $5,000 and up to $10,000, resulting in a total health care system cost burden in excess of $2 billion.

    The disease most-often arises in persons who have been treated with oral antibiotics that destroy beneficial gut flora. Symptoms are seen within a few days of antibiotic exposure and range from diarrhea, severe colitis and sometimes death. The only approved drug in the U.S. with a label indication for CDAD is oral vancomycin. While effective against Clostridium-difficile ("C. difficile"), its oral use has been restricted because of the emergence of vancomycin resistance in other organisms, such as enterococcus and Staphylococcus aureus. Other antibiotics are used off-label, but with either undesirable side effects or lower efficacy. Furthermore, about 20% of patients treated initially with the various antibiotics will have recurrent disease that can require prolonged follow-up treatment. This disease increases the cost of treating patients with other serious diseases by prolonging length of stay and increasing medication, diagnostics, and other procedures. CDAD is also a nuisance for the health care team. The organism is difficult to eradicate from wards and the need for barrier precautions decreases work efficiency and increases costs.

    Ophidian's strategy is to deliver antibodies to the colon that neutralize the disease-causing toxins produced by C. difficile. The structures of these toxins have been well characterized as well as the essential role of the toxins in the organism's disease process. Antibodies that neutralize the toxins can deliver highly specific drug action that can rapidly halt the disease process. This specificity does not impair the viability of the beneficial normal microbial flora. Ophidian is developing the product as a first-line drug therapy for CDAD.

    While simple in design, Ophidian believes that several advantages can be obtained from the oral antibody strategy:

         - faster resolution of symptoms can be gained when compared to antibiotic therapy;

         - improved empirical therapy can also result - specifically, physicians may feel confident to initiate therapy based on early clinical presentation but before confirmation through diagnostic procedures;

         -    reduced disease recurrence; and,

         - reduced oral antibiotic use, improved safety and possibly simplified dosing.

    Taken together, these features can result in a better treatment strategy that can reduce the economic burden of this disease, promoting medical acceptance and placement in formularies.

    Ophidian has conducted extensive pre-clinical efficacy studies using the well-known Syrian hamster model of CDAD. These studies have shown that Ophidian's CDAD antibody formulation is highly effective in both therapeutic and prophylactic modalities. Surprisingly, the antibody treatment was completely effective in preventing disease recurrence. This was an important finding, and truly unexpected, since the disease will routinely relapse in this model and animals will die shortly after termination of antibiotic treatment. Furthermore, animals treated with Ophidian's antibodies are refractory to re-infection following antibody treatment. These studies were first published in the journal, Infection and Immunity, in May 1998.

    Two Phase I clinical studies of OPHD 001 have been completed in healthy volunteers. The first study involved 12 subjects in a single-blind, placebo controlled, dose-escalation format. Patients were randomized and given the capsule form of OPHD 001 or placebo. All doses of the study drug were well tolerated with no observable drug-related adverse effects.

    The second Phase I study of OPHD 001 involved 23 subjects. The study was a single-blind, randomized, placebo-controlled, multi-dose design. Subjects received either a placebo, low dose, or high dose of drug every day over a 10 day treatment course. As with the first study, all doses of the study drug were well tolerated with no observable drug-related adverse effects.

    Based on the successful Phase I studies of OPHD 001 Ophidian is now enrolling patients in a Phase II trial. The study is a double-blind, randomized comparator-controlled design. Ophidian plans to enroll 160 diagnosed CDAD patients in up to 10 major medical research centers throughout the U.S. Three doses of OPHD 001 and the comparator drug, oral vancomycin, will be evaluated. The primary end point will be safety in the patients with diseased intestinal tracts. Importantly, various disease treatment and efficacy measures, including the time to resolution of intestinal symptoms, severity of symptoms, disease recurrence, and patient well-being will be measured. Dr. Dennis Maki, who is Head of the Section of Infectious Diseases at the University of Wisconsin Medical Center, is the Principal Investigator for this study and the study is being managed by the Quintiles organization. Ophidian expects the trial to be completed by 2000.

    The CDAD product is a result of the Company's strategy to design new drugs for human diseases by targeting molecules involved in the host-pathogen interaction. The CDAD drug is composed of polyclonal antibodies that neutralize disease-causing toxins secreted by the C. difficile bacterium during infection of the human intestinal tract. These toxins are responsible for the development of diarrhea, inflammation and symptoms of colitis caused by C. difficile. CDAD is a common side effect of treatment with certain broad-spectrum antibiotics. Based on surveys and research, the Company estimates that CDAD arises in approximately one percent of hospitalized patients.

    In June 1996, Ophidian signed a collaborative development and license agreement and a stock purchase agreement (collectively, the "Agreements") with Eli Lilly and Company, Inc. ("Lilly") to join in the development of OPHD 001. The companies were actively engaged in collaborative development activities until September 15, 1998, when Ophidian was informed by Lilly of their intent to terminate the Agreements, and the termination became effective on November 1, 1998. Lilly indicated its termination decision was based on their commercial considerations when weighed against Lilly's other commercial needs and opportunities. The Agreements provided for Lilly to fund and conduct clinical testing, registration and marketing of OPHD 001 worldwide and Ophidian to manufacture bulk drug for clinical and commercial use. During the course of the collaboration, Lilly made payments to Ophidian of $4.8 million for common stock and certain expense reimbursements. Pursuant to the Agreements, Lilly was granted a worldwide, exclusive license to Ophidian patents and other intellectual property relating to OPHD 001. Upon termination, the licenses provided to Lilly were cancelled and the Company regained all licensed rights to OPHD 001. In addition, Lilly's termination required it to provide Ophidian with copies of its registration dossier for OPHD 001, clinical data and unrestricted permission to use the dossier and data for development, registration and commercialization of the drug.

OPHD 002:  Inflammatory Bowel Disease ("IBD")

    Ophidian learned a great deal about antibodies delivered orally through the development of OPHD 001. The toxicology, pharmacokinetic, formulation, and Phase I data all support the safe use of this drug form and the concept of its topical delivery to the colon. The Company has also learned a great deal about optimization of manufacturing methods and formulation techniques for solid dosage form antibodies.

    From this knowledge and additional laboratory studies, Ophidian has found that oral delivery of avian polyclonal antibodies that neutralize inflammatory cytokines are highly effective in treating inflammatory intestinal diseases in animals. This topical delivery is a unique strategy to localize the drug effect to the intestinal tract without side effects associated with conventional systemic administration. Furthermore, it is well established that avian antibodies do not fix mammalian complement via the classical pathway and are not otherwise capable of participating in mammalian cellular immune functions. It is also interesting to note that hens produce very strong neutralizing antibodies to mammalian proteins, likely due to their phylogenetic distance from mammals. This factor, along with the polyclonal composition of the antibodies, results in very high potency for neutralizing cytokines.

    There is a significant unmet medical need for treating IBD. It is estimated that IBD generates U.S. health care costs for society of over $2 billion per year. Although existing treatments are often effective in the short run, there is no long-run treatment or cure for IBD. For the treatment of IBD, Ophidian has developed high neutralizing potency antibodies to a well-established IBD cytokine - Tumor Necrosis Factor or TNF. This drug is designed to be orally delivered and tested clinically for the maintenance of Crohn's disease remission and for the management of acute disease flare-ups (other indications could include ulcerative colitis and other intestinal inflammation disorders). This strategy could reduce corticosteroid use and, accordingly, provide an improved side effect and safety profile, especially for long-term use. The Company believes that this would provide an improvement in delivery, efficacy and cost over current parenteral anti-cytokine approaches.

    Ophidian has focused its IBD development efforts to date on pre-clinical efficacy studies and patenting. Two animal models have been studied representing Crohn's disease and ulcerative colitis. In addition, the models provide insights into both acute and chronic disease manifestations. Ophidian scientists have shown that oral delivery of TNF-neutralizing antibodies is effective in these models in reducing various inflammation markers. In addition, the treatment was well tolerated and no toxicities were observed. Based on these studies Ophidian is working to complete the pre-clinical program and submit an IND to begin Phase I testing in late 2000.

ADDITIONAL APPLICATIONS OF OPHIDIAN'S AVIAN ANTIBODIES

Antibody Blocking of Xenotransplant Rejection

    Ophidian has developed avian antibodies for injection to prevent hyperacute rejection of xenotransplanted organs. This work is being performed in collaboration with Northwestern University Medical School ("NU").

    During the course of a year, over 45,000 patients wait for an organ transplant to save their lives, whereas only 15,000 organ transplants are performed. Moreover, approximately 4,000 patients die each year waiting for those organs and the waiting list increases 10-15% each year. Market demand could be expanded if organs were more readily available so that transplantation could be employed proactively. Possible solutions to organ donor shortage being reviewed are: i) rationing organs; ii) increase cadaver organs available by educating donors about presumed consent, living will, punitive approach, marginal donors, financial incentives, living donations and cloning; iii) bioartificial organs; or, iv) xenotransplantation. The use of animals as a source of organs and tissues, xenotransplantation is gaining momentum as a potential solution to the shortage of donor organs.

    Of the various animals, pigs seem to be the preferred donors. Their organs are similar in size and physiology to human organs and because of desirable breeding traits, pigs are available in large numbers. The hurdles to the use of pigs are significant. When a pig organ is transplanted into a primate recipient, the organ is subjected to hyperacute rejection (HAR). HAR is seen virtually in minutes after anastamosis of the pig organ into a primate. Critical functions of the endothelium are lost. The clinical pathology of HAR manifests as hemorrhage, edema, platelet thrombi, and severe injury to the pig endothelial cells. The major causes of HAR and its damage are lysis and activation of the pig endothelial cells by human xeno-reactive antibodies and complement.

    One strategy to prevent HAR is to block the binding of naturally occurring antibodies reactive to the alpha-gal epitope found on the transplanted organ. Avian antibodies that are naturally unable to trigger human complement have been produced by Ophidian and are being evaluated by NU in various xenotransplantation models. While in preclinical development, this strategy represents a substantial commercial opportunity. A market can be estimated by assuming that the U.S. organ waiting list is approximately 60,000 patients, growing at a rate of 10 - 15%, and that each of these organs could be treated with the alpha-gal antibody. Accordingly, the potential U.S. market for the product at moderate pricing could approach $1 billion.

Other applications in therapeutic and immunodiagnostic products

    Ophidian is focusing its resources on the development of its lead drug products, as described above. However, the Company has maintained discovery and new applications activities to expand the business potential of its core avian antibody technology. These applications include therapies for immune/inflammatory diseases of the intestinal tract, infectious diseases, allotransplantation, and antibodies to various drug targets within the intestinal lumen. In these activities, the Company focuses on its antibody development and formulation expertise while collaborators provide the medical know-how in discrete disease areas. In addition, various avian antibodies have been evaluated as key reagents for immunodiagnostic assay products. The Company aggressively seeks patent protection for these new product applications as a foundation for ongoing business development initiatives.

OPHIDIAN'S "AVIAN" ANTIBODY TECHNOLOGY

    Ophidian's lead oral drugs are formulated polyclonal antibodies directed against disease targets in the GI tract. Avian antibodies are produced in chickens ("avians") and consist of the range of antibodies that the animal produces in response to vaccination. For complex targets, these polyclonal antibodies are ideally suited as a drug form because they can neutralize the target by binding to multiple target sites. Ophidian uses antibodies that are extracted from the eggs of its specially vaccinated hens. The hen is an inexpensive and efficient "bio-reactor" that converts about 25% of its daily nutritional mass into egg mass. As with other animals, serum IgG antibodies are produced following immunization, but in the case of the hen, the antibodies are transported to the egg and are found in high concentration in the egg yolk where the antibodies are termed IgY. Ophidian has proprietary production methods to extract these egg yolk antibodies to yield a dry and stable bulk drug substance. The dried antibody powder is compatible with conventional drug production methods and can be formulated into tablets or capsules for oral delivery. The oral formulation prevents gastric digestion of the antibody protein and allows its release in the bowel. This large-scale avian process is an effective method to produce metric ton quantities of high-potency antibodies.

    Ophidian has developed a comprehensive GMP quality system for this manufacturing approach. The Company is currently constructing a pilot plant in Madison, Wisconsin to support research, development and clinical trial antibody production needs.

    Ophidian believes the use of avian polyclonal antibodies as a drug form is attractive because of the following features:

         - Hens generate large quantities of antibody protein relative to their body mass. Accordingly, the ratio of feed and housing costs relative to bulk antibody production is favorable in contrast to other large-scale animal production systems.
         - Hens can typically be immunized safely with higher doses of immunogen on a body weight basis than large mammals, resulting in high specific antibody output.
         - The costs of purchasing, housing and maintaining production hens can be less than for other large animals.

         - Egg yolks containing antibody can be separated using high-throughput food industry automation.
         - Antibodies can be recovered using bulk fractionation techniques and processed to a dry, stable powder.
         - Avian antibodies can be readily treated to control microbial load and adventitious agents (e.g., sterile filtration and antiviral steps).
         - The processing steps significantly deplete potential allergens found in egg whites.
         - Avian antibodies can be produced in large scale economically.
         - Dried antibodies can be readily formulated into solid dosage forms for oral delivery.

SAFETY OF AVIAN ANTIBODIES

    Formal studies have been performed by Ophidian and submitted to the U.S. FDA to show the safety and non-toxicity of orally delivered avian antibodies. These include acute toxicity, sub-chronic toxicity, mutagenicity, allergenicity and ADME studies done in several animal species. All studies support the safe oral use of this drug form and various doses.

    The two human clinical studies of OPHD 001 have also shown the safety and tolerability of avian antibodies when orally delivered. These studies are discussed above under the topic Ophidian's lead products using avian antibodies and the subheading OPHD 001.

    Numerous other studies have been carried out using parenterally administered avian antibodies. These studies, performed in rodents and non-human primates, have shown that the drugs are safe and well tolerated. Naturally, when large quantities of foreign protein are injected anti-antibody responses are observed. However, any anti-antibody responses following injection of avian antibodies have not been shown to be of any pathological significance in these studies.

THERAPEUTIC EFFICACY OF ORALLY DELIVERED AVIAN ANTIBODIES

    A Phase II study of OPHD 001 is currently in progress. Pre-clinical efficacy of this drug is described in Infection and Immunity, 66:2018-2025, 1998.

    A Phase I/II study of OPHD 002 is currently being planned. Pre-clinical efficacy of this drug is currently being submitted for publication.

    The following literature references describe parenteral therapeutic applications of Ophidian's avian antibodies: Therapeutic Immunology, 2:59-66, 1995 (ricin antitoxin); Biotechnology, 8:934-938, 1990 (snakebite antitoxin); Toxicon, 30:1017-1025, 1992 (snakebite antitoxin); and, The American Society of Transplant Surgeons (Abstract of the 24th Annual Meeting), May 13-15, 1998 (xenograph rejection blocking).


                            COLLABORATIVE AGREEMENTS

In September 1998, the Company entered into a collaborative research program with Northwestern University to develop novel therapeutic applications for the avian antibody technology. The Company has provided funding in the amount of approximately $87,000 to support this research.

In September 1991, the Company entered into an agreement with Promega Corporation ("Promega"), Madison, Wisconsin ("Promega Agreement") to provide marketing of the Company's technologies outside its core markets ("Core Markets" are defined as therapeutic and diagnostic products and their accessory or component parts, for human or animal use). Under the Promega Agreement, the Company granted Promega an exclusive and confidential first right, for a period of 10 years, to review any technology developed by the Company incidental to its Core Markets. The Promega Agreement will terminate upon its tenth anniversary or on the date when Promega owns less than one percent of the Company's common stock. In connection with the Promega Agreement, Promega acquired shares of the Company for an aggregate purchase price of $546,920. To date, one license has been negotiated under the Promega Agreement for research reagent applications.

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

                       PATENTS AND PROPRIETARY TECHNOLOGY

The Company's success will depend in part on its ability to obtain and maintain patent protection for its technologies and to preserve its trade secrets. It is the policy of the Company to file patent applications in the United States and/or foreign jurisdictions. The Company currently holds 21 issued United States or foreign patents and has 72 United States or foreign patent applications pending. In addition, the Company has in-licensed additional patents to complement its internal patenting program. The intellectual property includes:

    - Methods for avian antibody processing
    - Therapeutic uses of avian antibodies
    - Vaccine constructs
    - Formulations
    - Antibody compositions
    - Diagnostic methods.

No assurance can be given that the Company's patent applications will be approved or that any issued patents will provide competitive advantages for the Company's technologies or development of products or will not be challenged or circumvented by competitors. With respect to already issued patents and any patents which may be issued from the Company's applications, there can be no assurance that claims allowed will be sufficient to protect the Company's technologies. Patent applications in the United States are maintained in secrecy until a patent issues. The Company cannot be certain that others have not filed patent applications for technology covered by the Company's pending applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that may block the Company's patent rights or compete without infringing the patent rights of the Company. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company.

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

In addition to the patent applications described herein, the Company intends to aggressively pursue patent protection for any new technologies that it may develop or consider essential for its future business development. The Company intends to safeguard its remaining proprietary technology as trade secrets through non-disclosure agreements with its employees and third parties. In addition to patents and patent applications arising from the work of the Company's employees, the Company has obtained license rights to the intellectual property of others. These rights often allow the Company to use technology for its own research and development and products and, in certain cases, to grant sublicense rights to third parties. The pharmaceutical industry has experienced extensive litigation regarding patent and other intellectual property rights. Accordingly, the Company could incur substantial costs in defending itself in suits that may be brought against the Company claiming infringement of the patent rights of others or in asserting the Company's patent rights in a suit against another party. The Company may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with the patent applications of the Company or other parties. Adverse determinations in litigation or interference proceedings could require the Company to seek licenses (which may not be available on commercially reasonable terms) or subject the Company to significant liabilities to third parties, and could therefore have a material adverse effect on the Company.

                                  COMPETITION

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Several other companies have developed or are developing novel technologies for the prevention and treatment of infectious diseases, and those competing technologies may prove superior, either generally or in particular market segments, in terms of factors such as cost, consumer satisfaction or drug safety or efficacy profiles. The Company's principal competitors in the area of human disease drug research and development include companies, such as Eli Lilly and Company, Johnson & Johnson, SmithKline Beecham Corporation, Bristol-Myers Squibb Company, Abbott Laboratories as well as numerous biotechnology firms. All of the preceding have substantially greater financial, technological, marketing, personnel, and research and development resources than the Company. In addition, the Company may face competition from pharmaceutical and biotechnology companies that may develop or acquire human disease technologies. Companies that complete clinical trials, obtain regulatory approvals and commence commercial sales before their competitors may achieve a significant competitive advantage. A number of companies are developing new products for the treatment of the same markets being targeted by the Company. In some instances, the Company's competitors have products in advanced clinical trials. In addition, certain pharmaceutical companies are currently marketing drugs for the treatment of the same diseases targeted by the Company. The Company believes that its competitive success will be based partly on its ability to attract and retain scientific personnel, establish specialized research and development capabilities, gain access to manufacturing, marketing and distribution resources, secure licenses to external technologies, and obtain sufficient development capital. The Company intends to obtain many of these capabilities from pharmaceutical or biotechnology companies through collaborative or license arrangements. However, there is intense competition among early stage biotechnology firms to establish such arrangements. The Company's development products may not be of suitable potential market size or provide a compelling return on investment to attract other firms to commit resources to a collaboration. Even if collaborations can be established, there can be no assurance that the Company will secure financial terms that meet the Company's commercial objectives.

                                 MANUFACTURING

The manufacture of Ophidian's avian antibody products requires specialized production facilities and know-how. To-date, the Company has manufactured its products for pre-clinical and clinical testing at contractors who provided the facilities necessary to meet process scale requirements and government regulations for pharmaceutical processing. Specialized pieces of processing equipment were purchased by Ophidian and used in the contractors' facilities. All of the manufacturing activities followed procedures and met specifications established by Ophidian.

To meet the manufacturing needs for ongoing development of OPHD 001, OPHD 002, and other product candidates, the Company is constructing a pilot manufacturing facility to accommodate activities carried out previously at contractors. The facility is expected to become operational early in calendar 2000 and have the design and critical systems necessary to meet FDA requirements applicable to Ophidian's products. Investments include leasehold improvements and equipment purchases that are expected to total approximately $2,400,000. In addition, approximately $1,000,000 of process equipment previously acquired by the Company will be located in the facility. The Company currently employs senior management with extensive experience in biologic product manufacturing and quality control and these personnel are competent to operate the new pilot facility. In addition to its own products, the facility would be suitable for the manufacture of various other bulk biologic materials. The Company believes that it will be able to secure contracts from outside parties for manufacturing services and that resulting fees would help Ophidian offset operating and overhead expenses for the facility.

The pilot facility now under construction, when completed, would reduce the Company's dependence on outside contractors to support currently contemplated product development programs. However, the inability of the Company to achieve validation or other FDA requirements could make the facility unsuitable for its intended use. Furthermore, there can be no assurance that processes performed at contractors will be readily transferable to Ophidian's facility or that the projected costs for production will be achievable. The occurrence of these events could delay product development, increase production costs, or require additional capital expenses. The Company uses, and expects to continue to use, contractors to perform final formulation, packaging and labeling of its products. The inability to maintain relationships with such contractors on reasonable terms could have a material adverse effect on the Company.

The Company has manufactured its products in a scale sufficient to support formulation, pre-clinical and clinical development. The Company has not manufactured any of its products at a scale suitable for commercial use. There can be no assurance that such products can be manufactured at commercial scale or processes will be economically feasible. The FDA inspects facilities for adherence to highly complex manufacturing standards prior to their approval for commercial production. Thereafter, facilities are subject to ongoing inspection whereby manufacturing standards are strictly enforced. There can be no assurance that facilities owned or operated by the Company will meet any pre-approval or ongoing compliance requirements of the FDA. In order to meet commercial bulk drug requirements of any of Ophidian's current products, substantial additional investments in plant and equipment will be required.

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

In the United States, pharmaceutical products are subject to rigorous regulation by the FDA. If a company fails to comply with applicable requirements, it may be subject to administrative or judicially imposed sanctions. These sanctions include civil penalties, criminal prosecution of the company or its officers and employees, injunctions, product seizure or detention, product recalls, total or partial suspension of production and FDA refusal to approve pending new drug applications, premarket approval applications, or supplements to approved applications.

Prior to commencement of clinical studies involving human beings, pre-clinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and the safety of the product. The results of these studies are submitted to the FDA as a part of an IND application, which must become effective before clinical testing in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

The results of the pre-clinical and clinical testing on a nonbiologic drug and certain diagnostic drugs are submitted to the FDA in the form of an NDA for approval prior to commencement of commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. An initial IND application for the CDAD product was filed with the FDA by Lilly in November 1997. In December 1998, Lilly notified the FDA that sponsorship of the IND was transferred to Ophidian. The Company anticipates that several years of clinical testing will be required prior to FDA marketing approval. Failure to receive approval for any of its products could have a material adverse effect on the Company.

                               OTHER REGULATIONS

Even if required FDA approval has been obtained with respect to a product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing. In certain instances, the Company or its collaborative partners may seek approval to market and sell certain of its products outside of the U.S. before submitting an application for U.S. approval to the FDA. The regulatory procedures for approval of new pharmaceutical products vary significantly among foreign countries. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union ("EU") approval mechanism in place, each EU country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive, and some EU countries require price approval as part of the regulatory process. Thus, there can be substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed, and approval in any single country may not be a meaningful indication that the product will thereafter be approved in another country.

To date, no product candidate being developed by the Company has been submitted for approval or has been approved by the FDA or any other regulatory authority for marketing. There can be no assurance that any such product will ever be approved for marketing, or that the Company will be able to obtain the labeling claims desired for its products. The Company is and will continue to be dependent on collaborators, third party laboratories, contract manufacturers (until completion of construction of its new facility) and medical institutions for the conduct of pre-clinical and clinical testing of its products. If any of these parties should fail to meet their obligations or comply with applicable regulations, the development progress of the Company's products could be delayed.

Finally, the Company is also subject to regulation by the Environmental Protection Agency, the Occupational Safety and Health Administration, the Nuclear Regulatory Agency, the Wisconsin Department of Natural Resources, and the Wisconsin Department of Health and Social Services, regarding, among other things, employee safety, toxic substances, and hazardous waste handling and disposal. The Company may also be subject to regulation by other state and federal agencies.

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

                                 ADVISORY BOARD

The Company has assembled an Advisory Board composed of leaders in various diciplines relating to Ophidian's scientific or business interests. These individuals are appointed by the Board of Directors and provide critical review and advice pertaining to the Company's research, development, and business development and strategies at the request of management or the Board of Directors. Members of the Advisory Board are compensated on a case-by-case basis based on their commitment of time and other factors. Compensation through stock options or stock purchases may be provided.


The current members of the Advisory Board are:

Dr. Dennis G. Maki is a Professor of Medicine and Head of the Section of Infectious Diseases at the University of Wisconsin - Madison Medical School. He also served as Director of, and is currently an Attending Physician for, the Center for Trauma and Life Support at the University of Wisconsin

Hospitals and Clinics. Dr. Maki earned his M. D. from the University of Wisconsin Medical School. Following his Internship and Assistant Residency with Harvard Medical Unit, Boston City Hospital, he served as Epidemic Intelligence Service Officer, Hospital Infectious Section, U.S. Center for Disease Control in Atlanta, Georgia. He holds Professional Certifications with the American Board of Medical Examiners, the American Board of Internal Medicine (Infectious Diseases and Critical Care Medicine), and the Advanced Trauma Life Support-American College of Surgeons. Dr. Maki is recognized worldwide as a leading authority on the prevention and control of hospital-acquired infections.

Dr. Robin D. G. Cooper worked for over 30 years at Eli Lilly and Company engaged in the development of infectious disease drugs. His responsibilities included participation in numerous management groups focused on new drug development and strategic planning. His laboratory research has lead to over 40 patents and numerous scientific publications. Dr. Cooper received a B.Sc. degree from Imperial College, a Ph.D. from Imperial College and Queen Mary College, and a D.Sc. from London University.

Dr. Terrence Anthony Barrett is an Assistant Professor in the Department of Medicine at Northwestern University Medical School -- Chicago. In addition, he is a Staff Physician at Lakeside Veteran's Hospital -- Chicago, Asst. Professor, Department of Microbiology/Immunology at Northwestern University Medical School and a Faculty Research Advisor, Integrated Graduate Programs, Northwestern University Medical School. Dr. Barrett earned his BS from the University of Notre Dame and his M.D. from the University of Illinois. He holds Professional Certifications with the National Board of Medical Examiners, the American Board of Internal Medicine and the American Board of Gastroenterology. Dr. Barrett has been widely recognized through awards, grants, major committee assignments, publications, membership in professional societies, and editorial activities in the field of gastroenterology and specifically in the area of Crohn's disease and ulcerative colitis.

                                   EMPLOYEES

The Company, at November 30, 1999, has 24 full-time employees. Of these, five employees are involved in administrative duties and the remainder in research and development. Seven of the employees hold Ph.D. degrees with substantial post-graduate experience in biological science disciplines. In addition, the Company's officers, directors and consultants possess substantial expertise in biologic product development, manufacturing, and marketing. The Company expects to add significantly to its present personnel. These additional employees will be involved in research and development, administration, and product manufacturing. The Company's employees are not represented by a collective bargaining agreement, nor has the Company experienced work stoppages.

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

                            RESEARCH AND DEVELOPMENT

In the last three fiscal years (1997-1999), the Company has spent $8,733,734 on company-sponsored research and development activities and expects such expenditures to continue to increase in the coming years with the initiation of the Phase II clinical trials for OPHD 001 and the initiation of trials for OPHD 002.

Ophidian was incorporated in the State of Wisconsin in November 1989, commenced business operations in August 1990 and was reincorporated in Delaware in April 1999. The Company's principal offices and laboratories are located at 5445 East Cheryl Parkway, Madison, Wisconsin 53711 and its telephone number is 608.271.0878.

ITEM 2.  PROPERTIES

In June 1998, the Company exercised its five-year renewal option on a five-year lease entered into on January 1, 1993, with Promega Corporation for the facility it occupies at 5445 East Cheryl Parkway, Madison, Wisconsin. Mr. Linton was Chairman of Ophidian's Board of Directors until March 23, 1999. He is still a stockholder as well as the Chairman, President and a stockholder of Promega Corporation. This facility provides the Company with approximately 10,000 square feet of laboratory and office space, and has the potential to house additional staff and research operations. Currently, a majority of the Company's activities are carried out at this facility. For the twelve-month period beginning January 1, 1999, the lease provides for monthly rental payments of approximately $21,050, which are adjusted annually by a preset amount to reflect inflationary trends.

The Company has made significant leasehold improvements and capital purchases, to date costing approximately $2,050,115, net of disposals. The Company's facilities contain a fully functioning immunochemistry and infectious disease research laboratory, four bio-containment suites, a networked computer system, furnished office space, and a significant amount of the equipment required for the new pilot manufacturing facility now under construction. These facilities are designed for the production of bulk drug pharmaceuticals under GMP guidelines pursuant to applicable federal regulations.

The current facility is capable of supporting continued product research, development, and prototype product testing, along with all aspects of administrative support.

To accommodate the expansion of the Company's manufacturing operations, the Company leased, with an option to buy, facilities at 2617 Progress Road in Madison. Initially, of the 42,458 square feet, the Company is leasing 4,870 square feet of office space and 19,559 square feet of production space. For the twelve-month period beginning July 1, 1999, the lease provides for monthly rental payments of $8,301, which are adjusted annually by a preset amount to reflect inflationary trends. 18,029 square feet of space currently leased to third parties by the landlord will be leased by the Company for $5,258 per month as the leases expire or are terminated.

The Company also leases approximately 20,000 square feet of animal care facilities located in Jefferson County, Wisconsin. This facility is currently capable of housing laying hens used for avian antibody research and production. Ophidian pays a fixed monthly fee for the care and housing of these animals, and Ophidian may terminate the animal care agreement at any time without financial penalty. Ophidian also maintains research animals at the University of Wisconsin-Madison under a fee-for-services arrangement.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company or any of its property is currently subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 23, 1999, a special meeting of stockholders was held. At this meeting, the adoption of amendments to the Company's Certificate of Incorporation to effect a one-for-eight reverse stock split of the issued and outstanding shares of the Company's Common Stock, par value $0.0025 per share was approved.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

The approximate number of record holders of the Registrant's Common Stock on November 30, 1999, was 138. The Company estimates that as of such date there were more than 750 beneficial holders of the Company's Common Stock. The Company has never declared nor paid dividends on its Common Stock and does not intend to do so for the foreseeable future.

The principal markets on which the Company's Common Stock and Common Stock Purchase Warrants are traded are the NASDAQ SmallCap and the Pacific Exchange, Inc. The symbols are as follows:

               NASDAQ SMALLCAP          Common Stock       OPHD
                                        Warrants           OPHDW

               PACIFIC EXCHANGE, INC.   Common Stock       OPD
                                        Warrants           OPD WS

The Company's securities were first listed on May 7, 1998, the date of the Company's initial public offering ["IPO"]. The securities first traded as Units consisting of one share of Common Stock and one Common Stock Purchase Warrant. On June 12, 1998, the Company and its Underwriters agreed to separate the Units into their individual components. The range of high and low bid quotations for the Common Stock (adjusted for the 1-for-8 reverse stock split effective on September 20, 1999), the Units and the Warrants on a quarterly basis from May 7, 1998, as supplied by NASDAQ(1) is as follows:


          QUARTER                    UNITS              COMMON STOCK             WARRANTS
          -------                    -----              ------------             --------
                              High Bid   Low Bid    High Bid    Low Bid     High Bid   Low Bid
                              --------   -------    --------    -------     --------   -------
     04/01/98  06/30/98       $6.6250   $4.8750     $38.000      $26.000   $1.8750     $1.0000
     07/01/98  09/30/98       N/A            N/A    $30.500       $8.000   $1.5000     $0.2500
     10/01/98  12/31/98       N/A            N/A    $24.500       $6.000   $0.6250     $0.1875
     01/01/99  03/31/99       N/A            N/A    $14.000       $6.500   $0.3750     $0.1250
     04/01/99  06/30/99       N/A            N/A    $14.000       $5.000   $0.2500     $0.1250
     07/01/99  09/30/99       N/A            N/A     $9.000       $1.000   $0.6250     $0.0625


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

                                                                       AGGREGATE
                                        OFFERING                        OFFERING
------------------------------------
1 Prices are interdealer quotations, without retail markups, markdowns or commissions, and may not represent actual transactions.


                             AMOUNT         PRICE PER       AMOUNT        PRICE OF
       SECURITY            REGISTERED          UNIT          SOLD       AMOUNT SOLD
       --------            ----------       ---------       ------      -----------
Unit consisting of one      2,012,500         $6.10       1,933,088 2   $11,791,837
share of Common Stock,
par value $.0025 per
share ("Common Stock")
and one redeemable Common
Stock Purchase Warrant
("Warrant")


----------------

(1) Includes 262,500 additional Units registered pursuant to an Over-Allotment Option granted to the Underwriters. Excludes (i) additional shares of Common Stock issuable upon exercise of Warrants, (ii) additional shares of Common Stock issuable upon exercise of certain Representatives' Warrants as defined in the Registration Statement, and (ii) additional shares of Common Stock issuable upon exercise of Warrants issuable upon exercise of Representatives' Warrants.

(2) Includes 183,088 additional Units purchased by Underwriters on June 23, 1998, when they partially exercised their Over-Allotment Option by purchasing 183,088 Units of the 262,500 originally granted in the Option.

Total underwriting discounts and commissions           $1,061,265
Other expenses                                          1,373,365
                                                        ---------
Total expenses                                         $2,434,630

All such expenses were direct or indirect payments to others.


  The net offering proceeds to the Company, after deducting the total expenses above, were $9,357,225. From May 7, 1998, to September 30, 1999, the Company spent a majority of these proceeds. In the table below, the first two columns reflect the description and allocation of funds as projected originally in the Offering Memorandum. This allocation was subsequently revised to reflect the Company's clinical development of OPHD 001 following termination of the Lilly Agreements in September 1998. In June 1999, the Company further revised the allocation of proceeds to reflect funding of its pilot manufacturing plant.


                                                                  OFFERING MEMORANDUM         REVISED       REVISED
          DESCRIPTION OF USE OF PROCEEDS 1                              MAY 1998             SEPT.1998     JUN.1999
          --------------------------------                        -------------------       ----------    ---------
          Construction of plant, building and facilities                  $ 1,100,000                -     $557,000
          Purchase & installation of machinery & equipment                  1,750,000       $1,900,000    1,300,000
          Purchase of real estate                                                   -                -            -
          Acquisition of other business(es)                                         -                -            -
          Repayment of indebtedness                                                 -                -            -
          Research & development & business operations                      5,500,000        7,300,000 2  7,500,000
          Working capital                                                   1,007,000          157,000            -
          Temporary investments                                                     -                -            -


---------------

(1) Each of the following amounts is a reasonable estimate based on the Company's focus on development of the CDAD product. This use of the proceeds does not represent a material change in CDAD development focus described in the Prospectus of the Registration Statement,

(2) This figure includes expenditures for the initial Phase II clinical testing of the CDAD product.

ITEM 6.  SELECTED FINANCIAL DATA


                                              YEARS ENDED SEPTEMBER 30,                            NOTE A
                         --------------------------------------------------------------------
                             1995          1996          1997          1998          1999           1999
                             ----          ----          ----          ----          ----           ----
STATEMENTS OF
OPERATIONS DATA
Revenues................ $   386,979   $   321,444   $   671,881   $   322,565    $   26,965   $  4,622,672
Operating Expense
 Research &
development.............   1,215,366     1,339,048     2,432,102     2,946,814     3,354,818     13,941,647
 General &
administrative..........     916,294     1,119,409     1,005,797     1,819,227     1,833,209      8,367,695
                         -----------   -----------   -----------   -----------    ----------   ------------
 Total operating
expenses................   2,131,660     2,458,457     3,437,889     4,766,041     5,188,027     22,309,342
                         -----------   -----------   -----------   -----------    ----------   ------------
  Operating loss........  (1,744,681)   (2,137,013)   (2,766,018)   (4,443,476)   (5,161,062)   (17,686,670)
Investment inc., net....     144,750        50,761       281,483       292,695       302,845      1,415,260
Interest expense........      (4,624)       (3,320)       (2,800)       (2,085)       (1,862)       (41,933)
Other...................         668             -             -             -             -            765
                         -----------------------------------------------------------------------------------
Net loss................ $(1,603,887)  $(2,089,572)  $(2,487,335)  $(4,152,866)  $(4,860,079)  $(16,312,578)
                         ===================================================================================


          Note A: Inception (November 11, 1989) to September 30, 1999


                                                                  YEARS ENDED SEPTEMBER 30,
                                                                  -------------------------
                                                 1995         1996         1997         1998         1999
                                                 ----         ----         ----         ----         ----
         Net loss per share
           Basic....................            $(2.11)      $(2.73)      $(2.76)      $(4.14)     $(4.21)
           Diluted..................            $(2.11)      $(2.73)      $(2.76)      $(4.14)     $(4.21)
         Shares used to
         compute net loss per
         share
           Basic....................           761,141      764,417      901,909    1,004,234   1,154,277
           Diluted..................           761,141      764,417      901,909    1,004,234   1,154,277


                                                        SEPTEMBER 30,
                        --------------------------------------------------------------------------
                             1995           1996           1997           1998           1999
                             ----           ----           ----           ----           ----
BALANCE SHEET DATA
Cash & equivalents....  $  887,577    $ 3,276,339    $ 3,547,036    $ 8,688,162    $ 3,416,490
Working capital.......   1,319,826      3,328,103      3,812,539      8,522,325      3,217,910
Total assets..........   3,408,129      5,247,761      5,975,606     11,354,118    $ 6,822,126
Long-term
obligations...........      50,856         33,914         17,956         12,069          9,687
Deficit accumulated
during development      (2,722,726)    (4,812,298)    (7,299,633)   (11,452,499)   (16,312,578)
stage.
Total shareholders'      3,156,544      4,743,260      5,397,956     10,617,713      6,186,634
equity

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Ophidian is a development stage corporation focused on the research, development and commercialization of therapeutic products for human and animal use. The Company's business is focused principally on products for human disease prevention and treatment. The company has not received any revenues from the sale of FDA licensed products to date and does not expect to receive any such revenues during the next three fiscal years. Except for the fiscal year ended September 30, 1993, ("Fiscal 1993"), the Company has been unprofitable every year since inception. The Company expects to incur additional losses over the next several years. As of September 30, 1999, the Company had an accumulated deficit of $16,312,578 and for the year ended September 30, 1999, ("Fiscal 1999"), incurred a net loss of $4,860,079. The Company intends to focus resources on the development of OPHD 001, OPHD 002 and certain collaborative activities employing the avian antibody technology. These activities principally include preclinical and clinical development and prototype manufacturing. The Company believes that focusing on its avian antibody technology and the lead therapeutic candidates will maximize shareholder value. As a result of this focus the Company has curtailed certain other activities. During 1999 the Company terminated all research activities related to the transforming growth factor beta ("TGF-beta") signal transduction pathway technology and certain other research programs. The Company will need to make additional capital investments in research and development, including equipment, needed to take over activities previously carried out by contract manufacturers. Investments in manufacturing facilities are currently under way. Commercialization of any of the Company's products would require the construction of large-scale production facilities and supporting testing laboratories. It is expected that the Company will hire additional personnel to support increased research and development, manufacturing, quality systems, and general business requirements to support ongoing clinical testing. Investments in manufacturing and associated capabilities would be required before any regulatory agency would grant approval to market products, however, there can be no assurance that such approval will be granted. The Company has several initiatives to secure the capital necessary to support its business objectives. The Company is now seeking investment capital of up to $10 million through private equity or debt transactions. The Company is also actively engaged in discussions with potential commercial partners that have strategic interests in markets served by Ophidian's products. These partnerships are intended to bring financial, development, marketing and global sales capabilities. Furthermore, the Company is engaged in certain other discussions regarding the out-licensing of elements of its intellectual property portfolio outside of its current product development focus. With the completion of the new pilot manufacturing facility, the Company believes it will be able to secure contract manufacturing agreements to help offset operating costs until commercialization of its proprietary products.

While the Company believes it will succeed in one or more of its financing initiatives, there can be no assurance that sufficient capital will be raised to avoid interruption of operations.

RESULTS OF OPERATIONS

Fiscal 1999 Compared with Fiscal Year Ended September 30, 1998 ("Fiscal 1998")

Revenues. Revenues decreased $295,600 (92%) to $26,965 in Fiscal 1999 compared with $322,565 in Fiscal 1998. Revenues in Fiscal 1998 were greater due primarily to a National Institutes of Health grant and a Department of Defense grant.

Research and Development Expenses. Research and development expenses increased by $408,004 or 14% to $3,354,818 in Fiscal 1999 compared with $2,946,814 in
Fiscal 1998. Research and development expenses in both fiscal years included personnel, supplies, and allocated overhead in support of the Company's avian antibody programs and other disease laboratory activities. The increased costs in Fiscal 1999 were associated primarily with support of pre-clinical and clinical development of the Company's product candidates OPHD 001 and OPHD 002. These expenses were offset in part by a decline in expenses related to the development of certain technologies (TGF-beta).

General and Administrative Expenses. General and administrative expenses increased $13,982 or 1% to $1,833,209 in Fiscal 1999 compared with $1,819,227 in Fiscal 1998, reflecting a small increase in costs to support expanded technology development programs, business development activities and technology licensing.

Investment Income and Expenses. Investment income increased $10,150 or 3% to $302,845 in Fiscal 1999 compared with $292,695 in Fiscal 1998. Income was earned on deposits in a cash management account. The increase in investment income in Fiscal 1999 was due to higher rates offset in the main by lower average monthly cash balances during the year as compared with Fiscal 1998. Interest expenses decreased $223 or 11% to $1,862 in Fiscal 1999 compared with $2,085 in Fiscal 1998, and are related to capital leases of office equipment.

Net Loss. Net losses increased $707,213 or 17% to $4,860,079 in Fiscal 1999 compared with $4,152,866 in Fiscal 1998. The increase in net losses in Fiscal 1999 was due primarily to increased research and development expenses and reduced revenues.

Net Operating Loss. The Company has generated net operating loss carry-forwards for federal and state income tax purposes for Fiscal 1999. The Company has recorded a valuation allowance.

Fiscal 1998 Compared with Fiscal Year Ended September 30, 1997 ("Fiscal 1997")

Revenues. Revenues decreased $349,316 or 52% to $322,565 in Fiscal 1998 compared to $671,881 in Fiscal 1997. Decreased revenues resulted from the absence of one-time payments from Lilly under the terminated Lilly Agreements of $300,000. Also absent were payments of $354,266 received from the National Institutes of Health ("NIH") under a Phase II Small Business Innovation Research ("SBIR") Grant for Ophidian's enterohemorrhagic Escherichia coli, ("EHEC") program, which was completed in 1997. These decreases were offset in part by a Department of Defense SBIR Grant, which generated revenues in Fiscal 1998 of $99,930.

Research and Development Expenses. Research and development expenses increased $514,712 or 21% to $2,946,814 in Fiscal 1998 compared with $2,432,102 in Fiscal
1997. The increase in expenses resulted from process development and manufacture of bulk drug to support clinical development of the company's CDAD therapeutic antitoxin and development of TGFB technology.

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

Investment Income and Expenses. Net interest income increased $11,212 or 4% to $292,695 in Fiscal 1998 compared to $281,483 in Fiscal 1997. Lower interest rates received were more than offset by the benefits of the larger balances on deposit as a result of the May 7, 1998, IPO.

Net Loss. Net losses increased $1,665,531 or 67% to $4,152,866 in Fiscal 1998 from $2,487,335 in Fiscal 1997. The increased loss during Fiscal 1998 resulted from increased research and development, business development, write-off of manufacturing site expenditures, and general-operating activities.

Net Operating Loss. The Company has generated net operating loss carry-forwards for federal and state income tax purposes for Fiscal 1998. The Company has recorded a valuation allowance.

Fiscal 1997 Compared with Fiscal Year Ended September 30, 1996 ("Fiscal 1996")

Revenues. Revenues increased $350,437 or 109% to $671,881 in Fiscal 1997 compared to $321,444 in the year ended Fiscal 1996. Increased revenues resulted from payments received from Lilly of $300,000 and payments of $354,266 received from the NIH under a Phase II SBIR Grant for Ophidian's EHEC program. Revenues in Fiscal 1996 included $100,000 in payments from Lilly and $200,493 from the NIH.

Research and Development Expenses. Research and development expenses increased $1,093,054 or 82% to $2,432,102 in Fiscal 1997 compared with $1,339,048 in
Fiscal 1996. The increase in expenses resulted from process development and manufacture of bulk drug to support pre-clinical and clinical development of OPHD 001 and additional personnel, consultants and related expenses in connection with the Company's TGF-beta program.

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

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the sale of equity, debt and revenues consisting of payments received under collaborative agreements and federal research grants. As of September 30, 1999, the Company had received $21,711,736 in net cash proceeds from the sale of equity. The Company's principal sales of equity have occurred through its IPO in May 1998, private placement stock offering activities and sales of equity to Lilly. The share figures below reflect the 1993 and 1999 stock splits on a consistent basis.

In January 1990, the Company sold 100,000 shares of Common Stock to Fitchburg Research Park Associates ("FRPA") at $.50 per share, resulting in net proceeds to the Company of $50,000.

In December 1992, the Company sold 116,640 shares of Common Stock and warrants in a private placement offering at $16.00 per unit. The unit consisted of one share of Common Stock and a warrant to purchase one-half additional share at an exercise price of $18.00 per share, resulting in net proceeds to the Company of $1,828,364. In March 1993, warrants to exercise 55,890 shares of Common Stock sold pursuant to this offering were exercised, resulting in net proceeds to the Company of $1,006,020.

The Company sold 72,435 shares of Common Stock in a private placement offering at $36.00 per share, which was completed in June 1993 resulting in net proceeds to the Company of $2,579,661.

In September 1993, FRPA exercised its warrant (issued October 1990) to purchase 15,625 shares of Common Stock at $16.00 per share, resulting in net proceeds to the Company of $250,000.

The Company sold 60,726 shares of Common Stock in a private placement offering at $44.00 per share, which was completed in October 1996 resulting in net proceeds to the Company of $2,629,957.

In June 1996, the Company and Lilly entered into the Lilly Agreements, according to which the Company sold to Lilly 19,231 shares of Common Stock at $52.00 per share and in October 1996 sold 88,182 shares of Common Stock at $44.00 per share, resulting in aggregate net proceeds of $3,999,997.

In May 1998, the Company completed its IPO. The resulting sale of 1,933,088 Units, consisting of one Common Share and one Common Stock Purchase Warrant, generated net proceeds to the Company of $9,357,225.

On June 7, 1999, the Company entered into an agreement with Rex J. Bates, a Director, and Davis U. Merwin, a shareholder, according to which the Company received $2,000,000 on October 14,1999, in return for 10% senior notes with warrants. Five-year warrants for 125,000 common shares exercisable at $16.00 were issued separately. Interest on the notes for the first three years is payable in common shares of the Company at the then current market value.

Net cash used in operating activities was $4,645,401 for Fiscal 1999, as compared with net cash used in operating activities of $3,753,035 for Fiscal 1998. The increase in cash used in operating activities is primarily attributable to increased research and development funding activities, lower revenues and unfavorable net changes in operating assets and liabilities half of which relates to the decline in the previously mentioned grant activity. Net cash used in investing activities was $620,611 in Fiscal 1999, as compared to $20,913 for the equivalent period a year earlier. The increase is principally attributable to a lack of proceeds received from available-for-sale investment activities in Fiscal 1999 and for higher expenditures for equipment offset in part by lower patent expenditures. Net cash used by financing activities was $5,660 in Fiscal 1999 versus $8,915,074 provided for Fiscal 1998. The change is primarily attributable to the receipt of $9,357,225 in May 1998; net proceeds from the sale of equity in the Company's IPO offset in part by a reversal in plans for an equipment operating lease.

The Company believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the six months following the date of this document. These resources consist of cash investments of $3,416,490 as of September 30, 1999, and the receipt of $2,000,000 from the sale of senior notes in October 1999. The Company, as a normal part of its strategy and business practice, is actively soliciting additional collaborative agreements and considering other alternatives to enhance its capital resources as described under the subheading titled "Overview" of this section. Management believes that given the foregoing alternative sources of funds and the current level of effort, sufficient funds can be secured for operations beyond 2000. However there can be no assurance that these efforts will be successful. In addition, the funding requirements referred to above include continued expenditures for research and development programs, including continuing the clinical testing for OPHD 001, initiating clinical testing of OPHD 002 in late 2000 as well as expenditures related to expanded laboratory and manufacturing facilities.

The Company anticipates that expenses incurred for clinical testing of OPHD 001 and the initiating of clinical trials of OPHD 002 will contribute to future increases in net operating losses.

These future increases in operating losses will result from the hiring or contracting of additional personnel and the contracting of a clinical research organization to conduct the trials. In addition, expenses will increase as the new pilot manufacturing facilities come on line. At the midpoint of Phase III clinical trials for OPHD 001 expected in 2001, additional capital expenditures approximating $8 million will be required to establish a production facility for the commercial launch of OPHD 001. In addition to this, even larger expenditures for the trials themselves will be required. If OPHD 001 fails to secure FDA approval, the Company's success or lack thereof in securing other business will have a material affect on future profitability and cash flows.

                              NET OPERATING LOSSES

The Company has not generated taxable income to date. At September 30, 1999, the net operating losses available to offset future taxable income for federal and Wisconsin income tax purposes were approximately $16,265,000 and $16,420,000 respectively. These carryforwards expire beginning in 2007 if not utilized. At September 30, 1999, the Company has research and other federal tax credit carryforwards of approximately $869,000 and Wisconsin carryforwards of approximately $336,000. The Company has recorded a full valuation allowance against any deferred tax assets established for the carryforwards.

Utilization of the net operating losses and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

                                YEAR 2000 IMPACT

The Company anticipates a complete conversion of its computer hardware, software operating systems and application systems concurrent with the planned commencement of larger scale manufacturing operations to meet the more sophisticated requirements of a biopharmaceutical manufacturer. This conversion is not a requirement, however, to become year 2000 compliant. Nor is any material impact on operations envisioned in the absence of the conversion. The Company has inventoried and evaluated the software application systems presently employed. The Company has been informed that its business systems, as they presently exist, are Year 2000 compliant. There may be a stand-alone scientific system, which is not compliant. The Company does not believe remediation and testing will entail any significant costs. Nor is any material impact on operations envisioned in the absence of the conversion. The Company does not have the resources nor has it attempted to survey its suppliers as to the adequacy of their year 2000 preparations. The Company, in its present state as a "development stage company," believes there are sufficient alternative sources of suppliers and vendors to meet its limited demand for material and services. Thus, the risk of a total lack of supply or a lack of supply for an extended period of time is viewed as de minimis.

ITEM 7 A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

It is the Company's opinion that there is no material interest rate risk as all investments are short term with specific guidelines as to approved securities, maturity restrictions and credit standards.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements and Supplementary Data are included in this document at pages F-1 to F-18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of the Company, and their ages as of November 30, 1999 are as follows:

NAME                               AGE      POSITION
Dr. Douglas C. Stafford (1)         44      President, Chief Executive Officer,
                                            Director
Mr. William A. Linton (1)(2)(3)     52      Former Chairman of the Board, Director
Dr. Peter Model (2)(4)              66      Chairman of the Board, Director
Dr. Joseph R. Firca                 55      Vice President, Research and
                                            Development
Mr. Donald L. Nevins                61      Vice President, Finance, Treasurer,
                                            CFO
Ms. Susan P. Maynard (1)            49      Secretary
Dr. Margaret B. van Boldrik (1)     43      Director, Vice President
Mr. Rex J. Bates (2)(4)             76      Director
Dr. W. Leigh Thompson (4)           61      Director

(1) Member of Executive Search and Review Committee
(2) Member of Stock Option Committee
(3) Resigned March 23, 1999
(4) Member of Audit Committee

Dr. Douglas C. Stafford has served as President and Chief Executive Officer of the Company since January 1995. Dr. Stafford served as the Company's President and Chief Operating Officer from August 1990 to January 1995. In May 1997, Dr. Stafford joined the Company's Board of Directors. Prior to joining the Company, Dr. Stafford was employed by Baxter Healthcare Corporation, a publicly held healthcare products company, from 1985 to 1990. He held various senior management positions, including Director of Immunodiagnostics Development and Manufacturing at the Pandex Division of Baxter Healthcare Corporation, a company developing products for the diagnosis of infectious diseases. His experience also includes senior management positions in biologic product development, quality assurance, project management, process development, and manufacturing operations at Pandex and in other assignments within the Baxter organization where he was involved in corporate and divisional technology and manufacturing, strategic planning and business development. Prior to Baxter, Dr. Stafford was employed at Sensor Diagnostics, Inc., a privately held medical diagnostics company, from 1984 to 1985 and held a faculty position at the University of Detroit from 1983 to 1984. Dr. Stafford holds BS and MS degrees in Biology from the University of Detroit, a Ph.D. in Immunology from Tufts University, and an MS in Management from Lesley College.

Dr. Peter Model has served as a Director of the Company since December 1996 and as Chairman of the Board of Directors since March 1999. Dr. Model is a senior faculty member conducting research in the areas of biochemistry and genetics at the Rockefeller University, where he has been employed since 1967. He served on the editorial boards of the Journal of Virology and Virology and is a member of various scientific advisory committees. Dr. Model received his BS from Stanford University and his Ph.D. in Biochemistry from Columbia University.

Dr. Joseph Firca has served as the Company's Vice President, Research and Development since July 1992. Prior to joining the Company, Dr. Firca was Vice President, Advanced Technologies, at the Pandex Division of Baxter Healthcare Corporation, a publicly held healthcare products company, responsible for infectious disease, blood screening systems technology, immunoassay product development, and advanced technology development from May 1985 to January 1992. Previously he held several scientific management positions at Abbott Laboratories from 1976 to 1985. Dr. Firca received BS in Biology from Xavier University, an MS from Duquesne University, and a Ph.D. in Microbiology from the University of Cincinnati. In addition, Dr. Firca conducted post-doctoral research at the Argonne National Laboratory and was a Visiting Associate at the California Institute of Technology.

Mr. Donald L. Nevins joined the Company as Vice President, Finance, and Chief Financial Officer in November 1997. From 1993 to 1997, Mr. Nevins operated his own consulting firm which provided financial and strategic services to development-stage companies. He has been President, CEO, and a director of CPR Electronics Inc., a company he formed for investment and consulting purposes in 1993 that became inactive in September 1997. He was President, CEO, and a director of LouveRail Enterprises, Inc. in 1996 and Vice President-Finance and CFO of Personnel Data Systems from 1995 to 1996. From 1988 to 1992, he was CFO of C & D Technologies, Inc., a publicly held battery and electronics company. From 1986 to 1988, he was Senior Vice President of Finance and a director of Protein Sciences Corp., a private biopharmaceutical company. From 1976 to 1986, he held a series of positions with Uniroyal Inc. including CFO of two major groups (Chemical and Engineered Products). From 1974 to 1976, Mr. Nevins was Assistant Controller of Combustion Engineering, Inc. and CFO of its Brazilian subsidiary. From 1967 to 1972, he held a series of financial staff positions with Commercial Union Companies, Inc.; from 1972 to 1974 with Northwest Industries, Inc.; and from 1964 to 1967 with Carborundum Company. From 1960 to 1964, Mr. Nevins was a Certified Public Accountant at PriceWaterhouse Coopers & Co. Mr. Nevins received his BBA from the University of Pittsburgh and a MBA from the State University of New York.

Ms. Susan P. Maynard joined the Company in 1993 and has served as Secretary since March 1999. She serves the functions of human resources administration, business management, shareholder relations and facilities management. Ms. Maynard was previously employed at the University of Wisconsin-Madison as the Administrative Program Manager for the Laboratory of Molecular Biology. There, she managed broad-based programs to support research operations, including federal grant administration, budget development and administration, human resources management, and information systems management. She was also responsible for managing Ph.D. and undergraduate degree programs in Cell and Molecular Biology, which included coordinating activities for 120 students and 160 faculty members located in 40 different departments and 6 different colleges on campus. In recognition for her excellence of service, the University conferred indefinite appointment status (administrative tenure) for her position. Numerous courses and seminars complement Ms. Maynard's experience in Human Resources Law, Business Administration, Effective Leadership, Total Quality Management and Business Writing.

Dr. Margaret B. van Boldrik is a Co-Founder of the Company and has served as a Director since its inception in November 1989. Dr. van Boldrik has also served as Vice President of the Company since January 1990 and as Secretary of the Company from November 1989 to March 1999. Prior to joining the Company, Dr. van Boldrik was Director of the University of Wisconsin Biotechnology Center's Technology Transfer Office where she managed broad-based programs for the commercial development of University-affiliated technologies from 1987 to 1990. Dr. van Boldrik holds a BS in Biochemistry from the University of California at Davis and a Ph.D. in Biochemistry from Tufts University.

Mr. Rex J. Bates has served as a Director of the Company since March 1992. He has also served as a Director of Ventana Medical Systems, Inc., a publicly held manufacturer and marketer of instrument/reagent systems that automate tissue preparation and slide staining in histology laboratories worldwide, since April 1996. He is also Chairman of Ventana's Audit Committee. From August 1991 to May 1995, Mr. Bates served on the Board of Directors of Twentieth Century

Industries, a publicly held insurance holding company, and was a member of its compensation committee. Mr. Bates worked at State Farm Mutual Automobile Insurance Company from May 1972 to March 1991 serving as Vice-Chairman of the Board of Directors and as Chief Investment Officer. In March of 1991, Mr. Bates retired from State Farm. Mr. Bates was a member of the investment advisory firm of Stein, Roe & Farnham in Chicago from August 1949 to May 1972. Mr. Bates received a BS and an MBA from the University of Chicago.

Dr. W. Leigh Thompson has served as a Director of the Company since December 1995. Dr. Thompson founded Profound Quality Resources, Inc., a private healthcare consulting firm, in 1995 to provide consulting services to health institutions and manufacturers worldwide. Dr. Thompson served as an Assistant Professor of Medicine and of Pharmacology and Experimental Therapeutics at Johns Hopkins University from 1970 to 1974 where he founded and led the Medical Critical Care Unit. He was a Professor of Medicine at Case Western Reserve from 1974 to 1982, where he founded programs in clinical pharmacology and critical care medicine. He worked at Eli Lilly and Company, holding several executive positions including Executive Vice President of Lilly Research Laboratories and Chief Scientific Officer from 1982 through 1994. He holds a Ph.D. and ScD (hc) from the Medical University of South Carolina and a M.D. from Johns Hopkins University. He is a past President of the Society of Critical Care Medicine and Co-Editor of the first two textbooks in this field. He also serves on the Board of Directors of DepoMed, Guilford Pharmaceuticals, Inspire, LaJolla Pharmaceuticals, Maret, Medarex, Ontogeny, Orphan Medical, and Tanabe Research Laboratories.

              BOARD OF DIRECTORS COMMITTEES AND OTHER INFORMATION

The Company's directors are elected annually and hold office until the next annual meeting of stockholders of the Company and until their respective successors have been qualified and elected. Officers are elected by, and serve at the discretion of, the Board of Directors.

In July 1997, the Board of Directors appointed an Audit Committee that reviews the scope and results of the Company's financial statements conducted by the Company's independent accountants. The Committee also reviews the scope of other services provided by the Company's independent accountants, proposed changes in the Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to its internal accounting, and auditing and financial controls. The Committee makes recommendations to the Board of Directors on the engagement of the independent accountants, as well as other matters which may come before it or as directed by the Board of Directors.

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

                              DIRECTOR COMPENSATION

Non-employee Directors of the Company are paid $1,000 per regularly scheduled meetings and $500 per significant telephonic meetings of the Board of Directors which is payable in cash or in shares of the Company. Dr. Thompson does not receive compensation as Director of the Company but receives compensation as a consultant. See "Consultant Compensation;" page 31.

                      EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has entered into agreements with all its employees, including Drs. Stafford, Firca, Ms. Maynard, and Mr. Nevins, who are currently corporate officers (including Dr. F. Michael Hoffmann, a Vice President, who resigned April 1, 1999), concerning ownership of intellectual property. These agreements prohibit competition with the Company during and for a term of one year after termination of, employment with the Company. They obligate each employee to keep confidential the trade secrets and other proprietary information of the Company, and employees are required to disclose and assign to the Company all of their discoveries and inventions and any and all patent rights therein.

Effective June 1, 1997, the Company entered into an employment agreement with Dr. Douglas Stafford, President and Chief Executive Officer of the Company, for a three-year term. Pursuant to such agreement, Dr. Stafford receives an annual base salary of $180,000 subject to annual review and increase by mutual agreement.

Effective June 1, 1997, the Company entered into an employment agreement with Dr. Joseph Firca, Vice President, Research and Development of the Company, for a three-year term. Pursuant to such agreement, Dr. Firca receives an annual base salary of $154,000 subject to annual review and increase by mutual agreement.

Effective August 1, 1997, the Company entered into an employment agreement with Dr. F. Michael Hoffmann, Vice President, Genetic Technology Programs of the Company, for a three-year term with an annual base salary of $125,000. On December 1, 1998, Dr. Hoffmann reduced his responsibilities under this agreement and was compensated as a consultant. Effective April 1, 1999, Dr. Hoffmann resigned and the consulting relationship was terminated. Pursuant to the resignation no further compensation under the employment contract is due.

Effective November 6, 1997, the Company entered into an employment agreement with Donald L. Nevins, Vice President, Treasurer, Finance, and Chief Financial Officer. Mr. Nevins assumed his duties with the Company December 1, 1997. Mr. Nevins receives an annual base salary of $110,000, subject to annual review and increases by mutual agreement.

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

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during Fiscal 1999, 1998 and 1997 by the Company's President and Chief Executive Officer and all other corporate officers earning in excess of $100,000 annually.

                           SUMMARY COMPENSATION TABLE

                                                                    Long Term
                                   Annual Compensation            Compensation
                              --------------------------------------------------
                                                                  Common Stock
Name and Principal Position      Year        Salary     Bonus      Underlying
---------------------------      ----        ------     -----      ----------
                                                                    Options(4)
                                                                    ----------
Dr. Douglas Stafford             1999       $179,517    $ ---         ----
  President & CEO                1998       $179,517   $25,000        ----
                                 1997       $154,162   $10,000       3,750
Dr. Joseph R. Firca(1)           1999       $156,272   $20,000        ----
  VP, Research & Development     1998       $139,624    $ ---         ----
                                 1997       $132,909   $15,000       2,500
Dr. F. Michael Hoffmann(2)       1999        $43,441    $ ---         ----
  VP, Genetic Tech. Programs     1998       $118,381   $25,000        ----
                                 1997        $86,250    $ ---       12,500
Donald L. Nevins(3)              1999       $109,705    $ ---         ----
  VP, Finance, Treasurer & CFO   1998       $115,781    $ ---         ----
                                 1997        $ ---      $ ---         ----

(1)Does not include certain relocation expenses to be paid by the Company in the future to Dr. Firca.
(2)Dr. Hoffmann resigned as Vice President of the Company as of April 1, 1999.
   His right to exercise options awarded in 1997 expired without exercise on June 30, 1999.
(3)Mr. Nevins became a Vice President of the Company as of November 6, 1997, and his salary compensation included a nonaccountable relocation allowance of $20,000.
(4)The number of options have been adjusted to reflect the 1:8 reverse split effective September 20, 1999.

The following table sets forth certain information regarding the value of exercised and unexercised stock options held by each of the named Executive Officers as of September 30, 1999. None of the named Executive Officers exercised options to purchase Common Stock during the fiscal year ended September 30, 1999.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                         Number of Securities
                        Underlying Unexercised             Value of Unexercised
                             Options at                    In-the-Money Options
                          September 30, 1999(1)           At September 30, 1999(2)
                          ---------------------          -------------------------
     Name            Exercisable    Unexercisable      Exercisable     Unexercisable
     ----            -----------    -------------      -----------     -------------

Dr. D. C.Stafford      24,900           2,250            $60,025             $0
Dr. J. R. Firca        13,500           1,500              $0                $0
Mr. D. L. Nevins(3)      N/A             N/A              N/A                N/A


----------------------------

(1)The number of options have been adjusted to reflect the 1:8 reverse split effective September 20, 1999.
(2)The value of the options is based upon the difference between the exercise price and the value of $4.00 per share based on the closing price of the stock on September 30, 1999.
(3)An award of 6,250 options is pending determination of option pricing by the Board of Directors.

                            CONSULTANT COMPENSATION

In June 1996, the Company granted a consultant, G. Steven Burrill, the option to purchase 12,500 shares of the Company at a price of $36.00 per share exercisable until May 2004.

Prior to December 31, 1998, the Company paid Dr. van Boldrik a quarterly consulting fee of $5,000, which included her services as a Director. Subsequent to that time, Dr. van Boldrik has received standard compensation for Director's services and health insurance benefits totaling $5,395 in fiscal 1999.

Dr. Thompson receives $2,400 per day plus expenses for his services as a consultant payable in cash or shares, in any event not to exceed 10,000 shares in aggregate. For Fiscal 1999, Dr. Thompson received $22,639.

Each of the consultants provides services regarding business development, technology assessment or research strategies.

                               STOCK OPTION PLANS

The Company currently has a 1990 Income Stock Option Plan, a 1992 Employee Stock Option Plan, and a 1998 Incentive Stock Option Plan (the "Stock Option Plans") in force for its employees, advisors and directors. The 1998 Incentive Stock Option Plan was adopted by stockholders on March 23, 1999, to supplement the 1990 Incentive Stock Option Plan. The Stock Option Plans provide for the grant of options to purchase shares, in the case of the 1992 Employee Stock Option Plan, at a value determined by the Stock Option Committee, and in the case of the 1990 and 1998 Incentive Stock Option Plan, at not less than fair market value as of the date options are granted. The Stock Option Plans are administered by a committee ("Stock Option Committee") made up of at least two members of the Company's Board of Directors who are not officers, employees, or consultants of the Company. Mr. Bates and Dr. Model currently serve on the Stock Option Committee. On December 1, 1992, by a vote of stockholders, the number of shares available for employee stock options was increased by 25,000 shares, for a total of 82,145. On March 23, 1999, the stockholders voted to adopt the 1998 Incentive Stock Option Plan and to increase the number of shares available for stock options by 39,730 shares, for a total of 121,875.

As of November 30, 1999, the Company has entered into stock option agreements granting Dr. Stafford options to purchase up to 17,150 shares at an exercise price of $.50 per share. These options vested in stages ending August 1, 1994, and may only be exercised prior to July 31, 2000. There is also an option to purchase 10,000 shares at an exercise price of $3.50 per share, which options vested upon award, and may only be exercised prior to November 4, 2009. The Company has entered into agreements granting Dr. Firca the option to purchase 13,500 shares at an exercise price of $3.50 per share, which options vested upon award, and may only be exercised prior to November 4, 2009. The Company has entered into an agreement granting Mr. Nevins the option to purchase 6,250 shares at an exercise price of $3.50, which option vested upon award and may only be exercised prior to November 4, 2009. The Company has entered into an agreement granting Mr. Bates the option to purchase 3,125 shares at an exercise price of $16.00 per share, which options were immediately vested, and may only be exercised prior to July 31, 2006. He was also granted the option to purchase 625 shares at an exercise price of $36.00 per share which option was vested on January 12, 1997 after one year of service with the Company, and may only be exercised prior to January 12, 2006. A third Stock Option Agreement was entered into between the Company and Mr. Bates according to which he was granted the option to purchase 625 shares at an exercise price of $44.00. The option vested upon one year of service following January 10, 1997, and may only be exercised prior to January 10, 2007. A fourth Stock Option Agreement was entered into between the Company and Mr. Bates granting him the option to purchase 1,250 shares at an exercise price of $3.50, which option vested upon award and may only be exercised prior to November 4, 2009. The Company has entered into an agreement granting Dr. Model the option to purchase 668 shares at an exercise price of $44.00 per share. The option vested upon one year of service following January 10, 1997 and may be exercised only prior to January 10, 2007. A second agreement with Dr. Model granted him the option to purchase 1,250 shares at an exercise price of $3.50 per share, which option vested upon award and may only be exercised prior to November 4, 2009. The Company has entered into an agreement granting Dr. Thompson the option to purchase 665 shares at an exercise price of $36.00 per share. The option vested upon one year of service following January 12, 1996 and may only be exercised prior to January 12, 2006. A second agreement with Dr. Thompson granted him the option to purchase 625 shares at an exercise price of $5.50 per share, which vested upon one year of service from January 10, 1997 and may be exercised by January 10, 2007. The Company entered into a third Stock Option Agreement with Dr. Thompson granting him the option to purchase 1,250 shares at an exercise price of $3.50, which option vested upon award and may only be exercised prior to November 4, 2009. The Company has entered into similar agreements with 21 Company employees who are not executive officers pursuant to the 1990/1992/1998 Stock Option Plans granting options to purchase an aggregate of 19,808 shares of common stock at a weighted average exercise price of $2.82 per share. The options granted pursuant to the 1990/1992/1998 Stock Option Plans are nontransferable, but may be exercised by the personal representative of a holder thereof in the event of death.

                             401(K) RETIREMENT PLAN

Effective October 1, 1993, the Company established a profit sharing plan and trust to provide retirement benefits for eligible employees. The Ophidian Pharmaceuticals, Inc. 401(k) Plan (the "401(k) Plan") is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. Participants may direct a portion of their compensation, the lesser of 15% or $10,000 (the maximum limit set by law for 1999), to be contributed to their accounts under the 401(k) Plan. The Company has arranged for the firm of Robert W. Baird and Company to provide investment services to employees for their funds contributed to the 401(k) Plan. The Company may but is not required to, match a participant's pre-tax contributions to the 401(k) Plan. In addition, the Company may make discretionary contributions to the 401(k) Plan on an annual basis. To date, the Company has not made any contributions under the 401(k) Plan in addition to participants' own contributions. Participants are always vested fully in their pre-tax contributions to the 401(k) Plan.

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

                            STOCK PERFORMANCE GRAPH

The following graph compares the percentage change in cumulative total shareholder return on the Company's Common Stock with the cumulative return on the NASDAQ (Composite) Stock Market Index (designated as "Broad Market" below) and the NASDAQ Biotechnology Stock Index (designated as "Peer" below). The percentage change is shown during the period beginning June 12, 1998 (the date on which the Company's Common Stock began trading separately from the warrants on the NASDAQ SmallCap System) through September 30, 1999. The comparison assumes $100 was invested on June 12, 1998, in the Company's Common Stock and in the foregoing indicies and assumes the reinvestment of dividends.

                                 12-Jun-98      30-Sep-98      30-Sep-99

OPHIRIAN                           100             44.6         15.7
NASDAQ STOCK MARKET INDEX          100             97.1        157.4
NASDAQ BIO-TECH STOCK INDEX        100            101.4        187.9


ITEM 12. SECURITIES AND PRINCIPAL HOLDERS THEREOF

The following table sets forth the beneficial ownership of the Company's Common Stock as of November 30, 1999 by (a) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (b) the directors of the Company, (c) the executive officers of the Company, and (d) all directors and executive officers as a group.

                                                                        Number of                     Number of
                                                                       $55.615/shr                   $16.00/shr
                                          Number of                     Warrants                      Warrants
                                            Shares                     (.13162 shr)                  (.125 shr)
Name and Address of                      Beneficially   Percentage     Beneficially   Percentage     Beneficially   Percentage
Beneficial Owner                            Owned(1)     Owned (1)        Owned          Owned          Owned(1)       Owned
----------------------------------------------------------------------------------------------------------------------------------

Dr. Margaret B. van Boldrik(2).........     169,350         14.6
Eli Lilly and Company
Lilly Corporate Center,
Indianapolis, IN  46285................      87,412          7.6
Dr. Sean B. Carroll(3).................      67,541          5.8             333           *
Dr. Peter Model(4).....................      68,190          5.9          45,000          2.3
Mr. William A. Linton(5)...............      64,125          5.5
Mr. Rex J. Bates(6)....................      55,118          4.8           9,150           *           500,000         50.0
Mr. Davis U. Merwin....................      54,706          4.7           9,150           *           500,000         50.0
Dr. Douglas C. Stafford(7).............      24,912          2.2             100           *
Mr. Donald L. Nevins(8)................      23,749          2.1          88,500          4.6
Dr. Joseph R. Firca(9).................      13,500          1.2
Dr. W. Leigh Thompson(10)..............       2,630           *
Ms. Susan P. Maynard(11)...............       2,286           *
All Directors and Officers as a Group
(8 persons)(12)(13)....................     633,519         54.8         142,750          7.4        1,000,000        100.0


      *Less than 1%.

(1) Includes ownership of shares of Common Stock plus options exercisable within 60 days of September 30, 1999. Shares of Common Stock subject to outstanding options are deemed outstanding for purposes of computing the percentage of ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership for any other persons.

(2) Dr. van Boldrik's beneficial ownership includes 158,100 shares owned by Dr. van Boldrik, 5,625 shares held by the Willem Erin Samburu Carroll van Boldrik Trust A and 5,625 shares held by the Jan Patrick Jabiru van Boldrik Carroll Trust A. Dr. van Boldrik is the sole trustee for both trusts.

(3) Dr. Carroll's beneficial ownership includes 56,291 shares owned by Dr. Carroll, 5,625 shares held by the Jan Patrick Jabiru van Boldrik Carroll Trust B, and 5,625 shares held by the Willem Erin Samburu Carroll van Boldrik Trust B. Dr. Carroll is the sole trustee for both trusts.

(4) Includes 56,875 shares held by the Model Charitable Lead Trust and Peter Model Trust II, for which Dr. Model is one of two co-trustees, and options to purchase 668 shares currently vested in the 1992 Stock Option Plan at an exercise price of $44.00 per share which expire January 2007, and options to purchase 1,250 shares currently vested in the 1992 Stock Option Plan at an exercise price of $3.50 per share which expire November 2009.

(5) Includes 32,813 shares owned by Promega Corporation of which Mr. Linton is Chairman, President and Chief Executive Officer and may be deemed to have voting and investment power over the shares.

(6) Includes options to purchase 3,125 shares currently vested in the 1992 Stock Option Plan at an exercise price of $16.00 which expire in July 2006, options to purchase 625 shares currently vested in the 1992 Stock Option Plan at an exercise price of $36.00 which expire in January 2006, options to purchase 625 shares currently vested in the 1992 Stock Option Plan at an exercise price of $44.00 per share which expire January 2007, and options to purchase 1,250 shares currently vested in the 1992 Stock Option Plan at an exercise price of $3.50 per share which expire November 2009.

(7) Includes 12 shares and options to purchase 17,150 shares currently vested in the 1990 Stock Option Plan at an exercise price of $0.50 which expire in July 2000, and options to purchase 7,750 shares currently vested in the 1998 Incentive Stock Option Plan at an exercise price of $3.50 which expire in November 2009.

(8) Includes shares owned by Bessie Nevins Trust (3,750), Mr. Nevins' son, Donald L. Nevins III (25), grandson, Jared Lester Nevins (25) and stepgrandaughter Tara Francis Osiecki (37), stepsons, Matthias J. Malin
      (25) and David G. Raquet (25), and stepdaughters, Alexandra Nevins (25), Debra N. Safford (25), E. Paige Malin (25) and Anne K. Malin (25) and wife, Sylvia M. Nevins (2,925), and her granddaughters Annelise N. Raquet
      (25) and Kira Lynn Raquet (25). Also includes warrants owned by Bessie Nevins Trust (10,000), Mr. Nevins' son, Donald L. Nevins III (500), and grandson, Jared Lester Nevins (500), stepsons, Matthias J. Malin (500) and David G. Raquet (500), and stepdaughters, Alexandra Nevins (500), Debra N. Safford (500), E. Paige Malin (500) and Anne K. Malin (500) and wife, Sylvia M. Nevins (17,500). Also includes options to purchase 6,250 shares currently vested in the 1998 Incentive Stock Option Plan at an exercise price of $3.50 which expire November 2009.

(9) Includes options to purchase 13,500 shares currently vested in the 1998 Incentive Stock Option Plan at an exercise price of $3.50 which expire in November 2009.

(10) Includes options to purchase 665 shares currently vested in the 1992 Stock Option Plan at an exercise price of $36.00 per share which expire in January 2006, options to purchase 625 shares currently vested in the 1992 Stock Option Plan at an exercise price of $44.00 per share which expire January 2007, and options to purchase 1,250 shares currently vested in he 1992 Stock Option Plan at an exercise price of $3.50 per share which expire November 2009.

(11) Includes options to purchase 2,224 shares currently vested in the 1998 Incentive Stock Option Plan at an exercise price of $3.50 per share which expire in November 2009.

(12)  Address is 5445 East Cheryl Parkway, Madison, Wisconsin 53711.

(13) Includes 56,957 shares of Common Stock issuable upon exercise of outstanding options which will vest within 60 days of September 30, 1999, of which 17,150 have an exercise price of $0.50, 33,474 have an exercise price of $3.50, 3,125 have an exercise price of $16.00, 1,290 have an exercise price of $36.00 and 1,918 have an exercise price of $44.00.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

In exchange for 200,000 shares, Dr. Sean B. Carroll, a founder of the Company, contributed to the Company in 1990 all of his rights to his invention entitled "Antivenoms and Methods for

Making Antivenoms" which is the basis for the Company's avian technology, as well as a subsequent assignment in the same year of his rights to any patent applications filed in connection with the Company's passive antibody technology. The Company determined that the transfer of Dr. Carroll's technology rights was adequate consideration for the issuance of these shares of Company Stock. Dr. Carroll currently owns 67,541 shares.

In exchange for 200,000 shares, Dr. Margaret B. van Boldrik, Vice President, a Director and founder of the Company, contributed in 1990 all of her rights in the invention entitled "Antivenoms and Methods for Making Antivenoms," as well as a subsequent assignment in the same year of her rights to any patent application filed in connection with the Company's passive antibody technology. The Company determined that the transfer of Dr. van Boldrik's technology rights was adequate consideration for the issuance of these shares of Company Stock. Dr. van Boldrik currently owns 169,350 shares.

Fitchburg Research Park Associates Limited Partnership ("FRPA"), a Wisconsin limited partnership of which William A. Linton, former Director and Chairman of the Board, is the sole general partner and holds a 50% ownership interest, received 100,000 shares when the Company first issued shares January 17, 1990. In exchange for those shares, FRPA contributed $50,000 for an effective price of $0.50 per share. FRPA has distributed its shares from the partnership.

Under the terms of a Stock Warrant granted to FRPA (the "FRPA Warrant") by the Company on January 17, 1990, designed to protect FRPA against dilution of its holdings in the Company due to the issuance of shares to employees of the Company pursuant to the Company's Stock Option Plans, FRPA is entitled to purchase one share for every four shares issued to employees pursuant to the Plans. FRPA may purchase a maximum of 14,286 shares under the FRPA Warrant; the exercise price thereunder is $.02 per share.

On October 1, 1990, the Company obtained a line of credit from FRPA in the original principal amount of $250,000 (the "FRPA Line of Credit"). The FRPA Line of Credit was repaid in full on October 21, 1991, and the line of credit is no longer in effect. As additional consideration for the line of credit, the Company granted to FRPA an option to purchase 15,625 shares at a price of $16.00 per share. The option was exercised fully on October 1, 1993 through the payment of $250,000 for 15,625 shares.

In September 1991, Promega agreed to purchase shares of the Company conditioned upon its receipt of an exclusive and confidential first right, for a period of 10 years, to review any technology developed by the Company that is incidental to the human and animal therapeutic and diagnostic markets. "Incidental" refers to those markets that are not human or animal therapeutics or diagnostics. Promega serves various incidental markets, such as, research products or food testing. The arrangement was established so that the Company's core business interests would not be encumbered by the agreement with Promega and a market could be established in incidental markets. Promega has 60 days after disclosure of a technology to review the technology and notify the Company in writing of its interest in developing the technology. The parties will then negotiate in good faith for up to 60 days thereafter regarding terms on which Promega might obtain the right to use the technology. If Promega and the Company fail to enter into an agreement within 60 days after notice of Promega's interest in the technology, the Company may attempt to license or assign the rights to the product to a third party, subject to Promega's right to first refuse the price and terms offered by a third party, exercisable within 15 days after notice thereof to Promega. The agreement with Promega will terminate at any time that Promega's ownership of the Company falls below one percent of the outstanding shares. Promega currently owns 32,813 shares of Ophidian, or 2.8%.

On January 1, 1994, the Company entered into a Lease with Promega for a 10,000 square foot office/research laboratory and production facility at 5445 East Cheryl Parkway, Madison, Wisconsin. At the time Ophidian entered into the transaction, Mr. Linton was shareholder and

Chairman of the Board of Ophidian and a shareholder, President and Chairman of the Board of Promega. The lease provided for a five-year lease term with an option to renew the lease for an additional five-year term. In June 1998, Ophidian exercised this option.

The facility lease described above gives Promega the right to terminate in case of a broad range of events of default by the Company, in which event the Company would lose the value of improvements and may be liable for the remaining rent even if its rights to use the premises are terminated. As Chairman of the Board and a director of the Company, Mr. Linton would have been subject to a significant conflict of interest in connection with taking any adverse action on the lease on behalf of Promega. See "Item 2, Properties."

Dr. Peter Carroll, who is Dr. Sean Carroll's brother, is an attorney with Medlen & Carroll, LLP, San Francisco, California, and serves as patent counsel to the Company. Dr. Peter Carroll and his wife, Maureen Collins-Carroll, were given 5,000 shares as a gift from Dr. Sean Carroll in April 1990. As Dr. Sean Carroll's brother, Dr. Peter Carroll would have a conflict of interest in any dispute between Dr. Sean Carroll and the Company, especially with respect to ownership of intellectual property.

On June 7, 1999, the Company entered into separate Promissory Note and Loan Agreements with Rex J. Bates, a director and stockholder, and Davis U. Merwin, a stockholder, whereby the Company borrowed $2.0 million on October 14, 1999, pursuant to ten-year, 10%, senior notes with warrants. The assets of the Company secure the notes. Interest on the notes for the first three years is payable in Common Stock of the Company at the then market value and thereafter in cash. The warrants for the purchase of 125,000 shares of Common Stock are excercisable for five years at $16.00 per share.

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


            LIABILITY AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

Under the Company's Bylaws and the Delaware General Corporation Law, directors and officers of the Company are entitled to mandatory indemnification from the Company against certain liabilities and expenses to the extent such officers or directors are successful in the defense of a proceeding. In all other circumstances, the Delaware General Corporation Law permits indemnification for expenses incurred in the defense or settlement of a derivative or third-party action if there is a determination by a majority vote of the directors who are not parties to such action, even though less than a quorum, or, if there are no such directors or if such directors so direct, by independent legal counsel in a written opinion, or by the stockholders, that the person seeking indemnification acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action, had no reasonable cause to believe his or her conduct was unlawful. Without court approval, however, no indemnification may be made in respect of any derivative action in which such person is adjudged liable for negligence or misconduct in the performance of his or her duty to the Company. The Company's Certificate of Incorporation permits indemnification to the fullest extent permitted by the Delaware General Corporation Law, except that in an action initiated by an officer or director, the Company is only required to provide indemnification if the action was first authorized by the Board of Directors. The Certificate of Incorporation further provides that expenses incurred by an individual in his or her capacity as a director of the Company or in certain other capacities in defending a civil or criminal action shall be paid by the Company in advance of the final disposition of the matter upon receipt of an undertaking from the director to repay the sum advanced if it shall ultimately be determined that he or she is not entitled to be indemnified by the Company pursuant to the terms of the Delaware General Corporation Law.

The Delaware General Corporation Law further states that the indemnification provided by statute is not exclusive of any other rights or remedies that directors, officers, employees, or agents may have under any bylaw, agreement, vote of stockholders or disinterested directors, or otherwise. Accordingly, under the Delaware General Corporation Law and the Company's Bylaws, the Company is authorized to enter into separate indemnification agreements with its directors, officers, employees, or agents. The Company's Bylaws further provide that the Company may purchase and maintain insurance on behalf of an individual who is a director or officer of the Company against liability asserted against or incurred by such individual in his or her capacity as a director or officer regardless of whether the Company would have the capacity to indemnify or allow expenses to the individual against the same liability under the provisions of the Delaware General Corporation Law.

The Delaware General Corporation Law permits a corporation to include a provision in its Certificate of Incorporation which eliminates the personal liability of a director for monetary damages arising from breaches of his or her fiduciary duties to the Company or its stockholders, subject to the following exceptions: (i) a breach of the director's duty of loyalty to the Company or its stockholders; (ii) acts or omissions not in good faith or involving intentional misconduct or a knowing violation of the law; (iii) willful or negligent conduct in paying dividends or repurchasing stock out of other than lawfully available funds (a violation of Section 174 of the Delaware General Corporation Law); and
(iv) any transaction from which the director derives an improper personal benefit. The Company's Certificate of Incorporation includes such a limitation of liability provision, including the foregoing exceptions. In addition, under the Delaware General Corporation Law, a limitation of liability provision may not relieve directors from the obligation to comply with any law, including federal and state securities laws, or from the availability of non-monetary remedies such as injunctive relief or rescission. Finally, the liability limitation provision in the Company's Certificate of Incorporation does not extend to acts or omissions of a director which occurred before the date on which the Certificate of Incorporation became effective.

In general, under the Delaware General Corporation Law and the Company's Certificate of Incorporation, a director may not be held liable to the Company or its stockholders for monetary damages arising out of the director's negligence, gross negligence, or lack of due care in carrying out his or her fiduciary duties as a director. These provisions pertain only to breaches of duty by directors as directors and not in any other corporate capacity, such as officers. As a result of such provisions, stockholders may be unable to recover monetary damages against directors for actions taken by such directors which constitute negligence or gross negligence or which are in violation of such directors' fiduciary duties, although it may be possible to obtain injunctive or other equitable relief with respect to such actions. If equitable remedies are found not to be available to stockholders in any particular case, stockholders may not have any effective remedy against the challenged conduct.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as a part of this report.

     1.   List of Financial Statements.

          The following financial statements of Ophidian Pharmaceuticals, Inc. and Report of Ernst & Young LLP, Independent Auditors, are included in this report:

          Report of Ernst & Young LLP, Independent Auditors.

          Balance Sheets - September 30, 1999, and September 30, 1998.

          Statements of Operations - Fiscal Year ended September 1999,
              1998 and 1997, and the period from inception (November 11, 1989) to September 30, 1999.

          Statements of Cash Flows - Fiscal Year ended September 1999,
              1998 and 1997, and the period from inception (November 11, 1989) to September 30, 1999.

          Statements of Shareholders' Equity - Fiscal Year ended September
              1990, (inception, November 11, 1989) to September 30, 1999.

          Notes to Financial Statements.

     2.   List of all Financial Statement Schedules.

          All schedules are omitted because they are not applicable or the required information is shown in the financial Statements or notes thereto.

     3.   List of Exhibits Required by Item 601 of Regulation S-K.

          See item 14(c) below

(b)  Reports on Form 8-K.

     Ophidian filed a press release dated February 10, 1999, noting Changes in Control of Registrant.

     Ophidian filed four press releases dated June 7, 10 & 11, 1999, respectively, noting:

          $2 Million New Financing for Ophidian Pilot Plant (see ITEM 7, LIQUIDITY AND CAPITAL RESOURCES, PAGE 23),

          Ophidian Expanding Clinical Development and Drug Applications of Its Core Antibody Technology (see ITEM 1, OPHIDIAN'S TECHNOLOGY AND LEAD PRODUCT APPLICATIONS, OPHD 002: INFLAMMATORY BOWEL DISEASE ("IBD"), PAGE 7),

          Ophidian to Locate Manufacturing Facility in Madison, WI, (see ITEM 2, PAGE 16) and

          Ophidian Expands Program for Inflammatory Bowel Disease (see ITEM 1, BUSINESS, ADVISORY BOARD, DR. BARRETT, PAGE 14).

     Ophidian filed a press release dated June 29, 1999, noting the filing of a Proxy Statement for Special Meeting of Stockholders (see ITEM 4, PAGE 16).

(c)  Exhibits Required by Item 601 of Regulation S-K.


     Number    Description
--------------------------------------------------------------------------------
      3.1      Certificate of Incorporation of the Registrant,
               filed as Exhibit C to the Company's Proxy Statement, filed on February 23, 1999 (the "Proxy Statement"), and hereby incorporated by reference.

      3.2 Bylaws of the Registrant, filed as Exhibit D to the Proxy Statement, and hereby incorporated by reference.

      3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant, filed as Exhibit A to the Company's Proxy Statement, filed on June 29, 1999, and hereby incorporated by reference.

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

      4.6 Specimen Warrant Certificate filed as part of Exhibit 10.12 to the Company's Form 10-Q for the period ended June 30, 1999, and hereby incorporated by reference.

     10.1 Lease dated February 12, 1994, between the Company and Promega Corporation, filed as Exhibit 10.1 to the Registration Statement, and hereby incorporated by reference.

     10.2 1998 Incentive Stock Option Plan, filed as Exhibit A to the Proxy Statement, and hereby incorporated by reference.

     10.3 1990 Incentive Stock Option Plan, filed as Exhibit 10.3 to the Proxy Statement, and hereby incorporated by reference.

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

     10.8 Employment Agreement dated November 6, 1997, between the Company and Donald L. Nevins, filed as Exhibit 10.9 to the Registration Statement, and hereby incorporated by reference.

     10.9 Employment Agreements dated December 1, 1998, between the Company and F. Michael Hoffmann, filed as Exhibit 10.10 to the Company's Form 10-K for the period ended September 30, 1998, and hereby incorporated by reference.

     10.10 Lease for 2617 Progress Road, Madison, WI, dated June 9, 1999, between the Company and Progress Holdings, LLC, filed as Exhibit
               10.11 to the Company's Form 10-Q for the period ended June 30, 1999, and hereby incorporated by reference.

     10.11 Form of Promissory Note and Loan Agreement, dated June 7, 1999, among the Company, Rex J. Bates, and Davis U. Merwin, filed as
               Exhibit 10.12 to the Company's Form 10-Q for the period ended June 30, 1999, and hereby incorporated by reference.

     27.0      Financial Data Schedule.

-----------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 28th day of December 1999.

                         Ophidian Pharmaceuticals, Inc.


December 22, 1999                   By: /s/ Douglas C. Stafford
                                        ----------------------------------------
                                        Douglas C.  Stafford
                                        President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.


December 22, 1999                   By: /s/ Peter Model
                                        ----------------------------------------
                                        Peter Model
                                        Director, Chairman of the Board


December 22, 1999                   By: /s/ Douglas C. Stafford
                                        ----------------------------------------
                                        Douglas C. Stafford
                                        Director


December 22, 1999                   By: /s/ Rex J. Bates
                                        ----------------------------------------
                                        Rex J. Bates
                                        Director


December 22, 1999                   By: /s/ Donald L. Nevins
                                        ----------------------------------------
                                        Donald L. Nevins
                                        Chief Financial Officer
                                            (Principal Financial Officer and
                                             Principal Accounting Officer)

                              Financial Statements

                         Ophidian Pharmaceuticals, Inc.
                       (A Development Stage Corporation)

                                  Years ended
                          September 30, 1999 and 1998

                         Ophidian Pharmaceuticals, Inc.
                       (A Development Stage Corporation)

                              Financial Statements

                     Years ended September 30, 1999 and 1998




                                    Contents

Report of Independent Auditors..............................................F-1

Financial Statements

Balance Sheets..............................................................F-4
Statements of Operations....................................................F-6
Statements of Shareholders' Equity..........................................F-7
Statements of Cash Flows....................................................F-10
Notes to Financial Statements...............................................F-12

                         Report of Independent Auditors

Board of Directors
Ophidian Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Ophidian Pharmaceuticals, Inc. (the Company), a development stage corporation, as of September 30, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999, and the cumulative period from inception to September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, and the cumulative period from inception to September 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and will need to secure additional funds during fiscal 2000 to support its operations; there can be no assurance that these efforts will be successful. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Milwaukee, Wisconsin


/s/ Ernst & Young LLP


October 15, 1999

                         Ophidian Pharmaceuticals, Inc.
                       (A Development Stage Corporation)
                                 Balance Sheets



                                                                   September 30
                                                               1999          1998
                                                               ------------------
Assets
Current assets:
  Cash and cash equivalents                                $ 3,416,490    $ 8,688,162
  Accounts receivable                                            4,112         81,566
  Prepaid expenses and other                                    68,803        130,046
Total current assets                                         3,489,405      8,899,774
                                                           -----------    -----------
Other assets                                                   224,543         12,263
Deferred financing fee (Note 3)                                400,000              -

Equipment and leasehold improvements (Note 4):
  Furniture and fixtures                                       115,225        104,993
  Manufacturing equipment                                    1,086,070        829,204
  Laboratory equipment                                         663,047        581,295
  Office equipment                                              50,071         46,236
  Leasehold improvements                                        65,095         24,092
  Construction in progress                                      70,607              -
                                                           -----------    -----------
                                                             2,050,115      1,585,820
  Accumulated depreciation                                     860,732        538,378
                                                           --------------------------
Net equipment and leasehold improvements                     1,189,383      1,047,442


Patent costs, net of accumulated amortization of $67,977 for
  1999 and $35,817 for 1998                                  1,518,795      1,394,639
                                                           --------------------------
Total assets                                               $ 6,822,126    $11,354,118
                                                           ==========================




See accompanying notes.

                         Ophidian Pharmaceuticals, Inc.
                        (A Development Stage Corporation
                                 Balance Sheets



                                                              SEPTEMBER 30
                                                           1999         1998
                                                         ---------------------
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                        $ 175,871     $ 241,142
 Accrued expenses and other liabilities                     93,063       130,468
 Current portion of capital lease obligations
 (Note 4)                                                    2,561         5,839
                                                         -----------------------
Total current liabilities                                  271,495       377,449

Capital lease obligations, less current portion
(Note 4)                                                     9,687        12,069



Deferred revenue - noncurrent (Note 8)                     354,310       346,887



Shareholders' equity (Notes 5, 6 and 7):
 Common stock, $0.0025 par value, 2,800,000 shares
  authorized, 1,155,047 and 1,152,878 shares issued
  and outstanding at September 30, 1999 and 1998,
  respectively                                               2,888         2,883
 Additional paid-in capital                             22,496,324    22,067,329
 Deficit accumulated during development stage          (16,312,578)  (11,452,499)
                                                       -------------------------
 Total shareholders' equity                              6,186,634    10,617,713
                                                       -------------------------
 Total liabilities and shareholders' equity           $  6,822,126   $11,354,118



SEE ACCOMPANYING NOTES.

                         Ophidian Pharmaceuticals, Inc.
                       (A Development Stage Corporation)

                            Statements of Operations

                             Cumulative
                                from
                            Inception to
                           September 30,          Year ended September 30
                                        ----------------------------------------
                              1999             1999        1998           1997
                           -----------------------------------------------------
Revenues                   $ 4,622,672    $   26,965   $  322,565   $  671,881
Operating expenses:
 Research and development   13,941,647     3,354,818    2,946,814    2,432,102
 General and
 administrative              8,367,695     1,833,209    1,819,227    1,005,797
                           -----------------------------------------------------
  Total operating expenses  22,309,342     5,188,027    4,766,041    3,437,899
                           -----------------------------------------------------
  Operating loss           (17,686,670)   (5,161,062)  (4,443,476)  (2,766,018)

  Other income (expense):
   Investment income, net    1,415,260       302,845      292,695      281,483
   Interest expense            (41,933)       (1,862)      (2,085)      (2,800)
   Other                           765             -            -            -
                          ------------------------------------------------------
                             1,374,092       300,983      290,610      278,683
                          ------------------------------------------------------
   Net loss               $(16,312,578)  $(4,860,079) $(4,152,866) $(2,487,335)
                          ======================================================

  Basic net loss per share               $     (4.21) $     (4.14) $     (2.76)



SEE ACCOMPANYING NOTES.

                         Ophidian Pharmaceuticals, Inc.
                       (A Development Stage Corporation)


                       Statements of Shareholders' Equity





                                                                                                      Deficit
                                                                Accumulated                          Accumulated
                                                                   Other            Additional       During the
                                       Common Stock             Comprehensive        Paid-In         Development
                                      -------------------
                                      Shares    Par Value          Income            Capital            Stage             Total
                                  --------------------------------------------------------------------------------------------------
Common stock issued for:
 Cash at 0.5 per share on
   January 17, 1990                  100,000        250         $           -       $   49,750       $         -      $   50,000
  Assignment of intellectual
     property                        400,000      1,000                     -       $  199,000                 -         200,000
 Net loss for 1990                         -          -                     -                -          (247,248)       (247,248)
                                  --------------------------------------------------------------------------------------------------
Balance at September 30, 1990        500,000      1,250                     -          248,750          (247,248)          2,752
 Net loss for 1991                         -          -                     -                -          (298,863)        (298,863)

Balance at September 30, 1991        500,000      1,250                     -          248,750          (546,111)        (296,111)
 Common stock issued for cash
  at $16 per share on January
  10, 1992                           116,640        292                     -        1,828,072                 -        1,828,364
 Net loss for 1992                         -          -                     -                -          (472,896)        (473,896)
                                  --------------------------------------------------------------------------------------------------
Balance at September 30, 1992        616,640      1,542                     -        2,076,822        (1,020,007)       1,058,357
  Exercise of stock warrants at
    $18 per share on March 4,
    1993 through March 22,
    1993 and $16 per share on
    September 30, 1993                71,515        179                              1,255,841                          1,256,020
  Common stock issued for
    cash at $36, per share on         72,435        181                     -        2,579,480                 -        2,579,661
    June 22, 1993
  Net Income for 1993                      -          -                     -                -           606,463          606,463
                                  --------------------------------------------------------------------------------------------------
Balance at September 30, 1993        760,590      1,902                     -        5,912,143          (413,544)       5,500,501
  Common stock issued for
    consulting services at $36 per
    share on November 30, 1993,
    February 11, 1994 and July
    22, 1994                             350          1                     -           12,603                 -           12,604
  Net unrealized loss on available-
    for-sale securities                    -          -              (127,577)               -                 -         (127,577)
  Net loss for 1994                        -          -                     -                -          (705,295)        (705,295)
                                                                                                                        ------------
     Comprehensive loss                                                                                                  (832,872)
                                  --------------------------------------------------------------------------------------------------
Balance at September 30, 1994        760,940      1,903              (127,577)       5,924,746        (1,118,839)       4,680,233




SEE ACCOMPANYING NOTES.

                         Ophidian Pharmaceuticals, Inc.
                       (A Development Stage Corporation)

                 Statements of Shareholders' Equity (continued)



                                                                                                     Deficit
                                                             Accumulated                           Accumulated
                                       Common Stock             Other          Additional           During the
                                  --------------------      Comprehensive       Paid-In            Development
                                   Shares     Par Value        Income           Capital               Stage           Total
                                  ----------------------------------------------------------------------------------------------
Common stock issued for
 consulting services at $36 per
 share on October 20, 1994,
 January 4, 1995, April 4,
 1995 and July 6, 1995                334      $      1        $     -          $  11,994            $       -      $     11,995
Net unrealized gain on available-
 for-sale securities                    -             -         68,203                  -                    -            68,203
Net loss for 1995                       -             -              -                  -           (1,603,887)       (1,603,887)
                                                                                                                    ------------
 Comprehensive loss                                                                                                   (1,535,684)
                                  ----------------------------------------------------------------------------------------------
Balance at September 30, 1995     761,274         1,904        (59,374)         5,936,740           (2,722,726)        3,156,544

Common stock issued for
 consulting services at $36 per
 share on October 19, 1995
 and May 10, 1996 and $44.00 per
 share on August 6, 1996              334             1              -             11,998                    -            11,999
Common stock issued for cash
 at $52 on August 6, 1996 and
 $44 per share issued on
 October 25, 1996                  77,331           193              -          3,517,173                    -         3,517,366

Exercise of stock options at $16
 per share on August 6, 1996          657             2              -             10,510                    -            10,512
Provision for compensation -
 consultant stock options               -             -              -             85,000                    -            85,000
Net unrealized gain on available-
 for-sale securities                    -             -         51,411                  -                    -            51,411
Net loss for 1996                       -             -              -                  -           (2,089,572)       (2,089,572)
                                                                                                                    ------------
Comprehensive loss                                                                                                    (2,038,161)
                                 -----------------------------------------------------------------------------------------------
Balance at September 30, 1996     839,596         2,100         (7,963)         9,561,421           (4,812,298)        4,743,260

Common stock issued for
 consulting services at $44 per
 share on October 3, 1996,
 January 27, 1997, April 11, 1997,
 May 15, 1997, July 15, 1997 and
 August 15, 1997                      512             1              -             22,502                    -            22,503

     See accompanying notes.

                        Ophidian Pharmaceuticals, Inc.
                       (A Development Stage Corporation)

                 Statements of Shareholders' Equity (continued)



                                                                                                   Deficit
                                                                Accumulated                      Accumulated
                                           Common Stock            Other        Additional        During the
                                     ------------------------  Comprehensive      Paid-In        Development
                                        Shares   Par Value        Income         Capital           Stage             Total
                                     ----------------------------------------------------------------------------------------
Common stock issued for cash
 at $44 per share issued on
 October 25, 1996                       70,807        177              -        3,112,411              -           3,112,588
Net unrealized gain on available-
 for-sale securities                         -          -          6,940                -              -               6,940
Net loss for 1997                            -          -              -                -     (2,487,335)         (2,487,335)
                                                                                                                 -----------
 Comprehensive loss                                                                                               (2,480,395)
                                     ----------------------------------------------------------------------------------------
Balance at September 30, 1997          910,915      2,278         (1,023)      12,696,334     (7,299,633)          5,397,956

Common stock issued for
 consulting services at $44 per
 share on October 31, 1997,
 December 5, 1997 and
 January 6, 1998                           327     $    1         $    -      $    14,374   $          -        $     14,375
Common stock issued for
 cash at $44 per share
 issued on May 7, 1998 and
 June 23, 1998                         241,636        604              -        9,356,621              -           9,357,225

Net unrealized gain on available-
 for-sale securities                         -          -          1,023                -              -               1,023
Net loss for 1998                            -          -              -                -     (4,152,866)         (4,152,866)
                                                                                                                 -----------
 Comprehensive loss                                                                                               (4,151,843)
                                    -----------------------------------------------------------------------------------------
Balance at September 30, 1998        1,152,878      2,883              -       22,067,329    (11,452,499)         10,617,713

Common stock issued for
 consulting services at a
 range of $5.75 per share
 to $44 per share                        2,169          5              -           28,995              -              29,000
Issuance of warrants in
 connection with a loan
 agreement on June 7, 1999                   -          -              -          400,000              -             400,000

Net loss for 1999                            -          -              -                -     (4,860,079)         (4,860,079)
                                    -----------------------------------------------------------------------------------------
Balance at September 30, 1999        1,155,047     $2,888         $    -      $22,496,324   $(16,312,578)       $  6,186,634
                                    =========================================================================================

         See accompanying notes.

                         OPHIDIAN PHARMACEUTICALS, INC.
                       (A Development Stage Corporation)

                            Statements of Cash Flows



                                                       CUMULATIVE
                                                          FROM
                                                      INCEPTION TO                        YEAR ENDED SEPTEMBER 30
                                                      SEPTEMBER 30,             --------------------------------------------------
                                                         1999                   1999                1998           1997
                                                      -------------             --------------------------------------------------


OPERATING ACTIVITIES
Net loss                                              $(16,312,578)             $(4,860,079)        $(4,152,866)   $(2,487,335)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization                         979,964                  354,514             147,264        132,744
     Loss on sale of investments                            87,394                       --                 588          5,622
     Common stock issued for consulting services           102,476                   29,000              14,375         22,503
     Provision for compensation - consulting stock
       options                                              85,000                       --                  --             --
     Assignment of intellectual property used in
       research and development                            200,000                       --                  --             --
     Changes in operating assets and liabilities:
       Accounts receivable                                  (4,112)                  77,454             133,422       (186,434)
       Prepaid expenses and other                         (281,083)                (151,037)            (71,071)       (46,641)
       Accounts payable                                    175,871                  (65,271)             (4,954)       153,852
       Accrued expenses and other liabilities               93,063                  (37,405)             24,966         45,354
       Deferred revenue                                    354,310                    7,423             155,241       (108,354)
                                                     -------------------------------------------------------------------------
Net cash used in operating activities                  (14,519,695)              (4,645,401)         (3,753,035)    (2,468,689)

INVESTING ACTIVITIES
Purchase of available-for-sale securities               (4,517,181)                      --                  --             --
Proceeds from sale of available-for-sale securities      4,416,283                       --              360,023       580,000
Purchases of equipment and leasehold improvements       (1,288,657)                (464,295)            (165,894)     (165,374)
Expenditures for patents and other assets               (1,597,894)                (156,316)            (215,042)     (492,120)
                                                     -------------------------------------------------------------------------
Net cash used in investing activities                   (2,987,449)                (620,611)             (20,913)      (77,494)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                  21,711,736                       --            9,357,225     3,112,588
Principal payments of capital lease obligation             (84,444)                  (5,660)             (16,498)      (17,703)
Advances from shareholder                                  330,000                       --                   --            --
Payments to shareholder                                   (330,000)                      --                   --            --
Other                                                     (703,658)                      --             (425,653)     (278,005)
                                                     -------------------------------------------------------------------------
Net cash provided by (used in) financing                20,923,634                   (5,660)           8,915,074     2,816,880
  activities
                                                     -------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                            3,416,490               (5,271,672)           5,141,126       270,697
Cash and cash equivalents at beginning of
  period                                                        --                8,688,162            3,547,036     3,276,339
                                                     -------------------------------------------------------------------------
Cash and cash equivalents at end of period            $  3,416,490              $ 3,416,490         $  8,688,162   $ 3,547,036
                                                     =========================================================================


See accompanying notes.

                         OPHIDIAN PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE CORPORATION)


                            STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flows
  information -
  Cash paid for interest                                              $   1,862      $   2,085      $   2,800

Supplemental disclosure of non-cash
  transactions:
  Common stock issued for consulting services                         $  29,000      $  14,375      $  22,503
  Deferred costs of $400,000 were recorded in
    connection with the issuance of warrants                          $ 400,000             --             --













See accompanying notes.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                             1999           1998           1997
                                             ----           ----           ----
Weighted average shares outstanding        1,154,277     1,004,234        901,909
Options and warrants that could
  potentially dilute basic loss per share
  in the future that are not included in
  the computation of diluted loss per
  share as their impact is antidilutive
  (treasury stock method)                     35,704        35,704         35,704

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents, consisting of commercial paper, treasury and commercial notes, repurchase agreements and money market funds, totaled $3,354,972 and $8,166,768 at September 30, 1999 and 1998, respectively.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation of purchased assets and amortization of assets under capital leases are provided over the estimated useful lives of the assets, generally five years, and lease terms, respectively, by the straight-line method.

                         Ophidian Pharmaceuticals, Inc.
                       (A Development Stage Corporation)

                            Statements of Cash Flows

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PATENT COSTS

Patent costs, principally legal fees, are capitalized and, upon issuance of the patent, are amortized on a straight-line basis over the estimated useful life of the patents.

REVENUE RECOGNITION

Revenues on cost-reimbursement contracts are recorded under awarded research grants and recognized as revenue as the associated costs are incurred by the Company. Milestone payments for collaborative product development are recorded as earned based on the performance requirements of the contract. Payments received which are related to future performance are deferred and taken into revenue as earned. Contract payments designated to purchase specific assets to be used in the performance of a contract are recognized over the shorter of the useful life of the asset acquired or the term of the contract.

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the results of operations or on the financial position of the Company.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements. SFAS No. 130 requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement applies only to the presentation of comprehensive income and did not have any impact on the Company's results of operations, financial position or cash flows.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

                         Ophidian Pharmaceuticals, Inc.
                       (A Development Stage Corporation)

                            Statements of Cash Flows


2.  LIQUIDITY AND MANAGEMENT'S PLANS

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses in 1999 and anticipates that it will continue to incur losses through fiscal 2000. In addition, the Company anticipates that it will need additional cash to fund working capital requirements in the second half of fiscal 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is actively pursuing several financing alternatives and believes additional sources of financing or other strategic transactions will generate sufficient cash flow to fund its operations in fiscal 2000. However, there are no assurances that such matters will be successfully consummated.

3.  DEBT FINANCING

On June 7, 1999, the Company announced it had executed an agreement securing $2.0 million in new senior note financing from certain shareholders. The funds were provided on October 14, 1999, under ten-year, 10%, senior notes with warrants. The assets of the Company secure the notes. Interest on the notes for the first three years is payable in common shares of the Company at the then current market value and thereafter in cash. Warrants to purchase 125,000 shares of common stock, exercisable for five years at $16.00 per share, were issued separately. In valuing the warrants using the Black-Scholes Model, $400,000 was recorded as deferred finance cost to be amortized over the life of the loan and a like amount to additional paid-in capital. The notes can be applied to the exercise of the warrants. The notes also carry certain subordination features.

4.  COMMITMENTS AND LEASE OBLIGATIONS

The Company has entered into certain capital leases for equipment and furniture and fixtures, which leases have insignificant net book value at September 30, 1999 and 1998.

The Company leases its primary facility, under an operating lease expiring December 31, 2003 from a corporation whose principal shareholder is a shareholder of the Company. Rent expense of $267,092, $240,456 and $233,688 was recorded for the years ended September 30, 1999, 1998 and 1997, respectively.

On June 10, 1999, the Company announced it entered into a five year operating lease for a facility to house its pilot manufacturing plant. The minimum lease obligation will increase as other occupants vacate the premises and the Company picks up the vacated space. The Company expects to move approximately $1 million of currently owned equipment into this facility after completing approximately $400,000 in leasehold improvements. Approximately $1.4 million of additional production equipment will be purchased for this new facility. The facility would produce drugs for basic research and clinical development needs. Total rent expense under this operating lease was approximately $24,903 for the year ended September 30, 1999.

                         Ophidian Pharmaceuticals, Inc.
                       (A Development Stage Corporation)

                            Statements of Cash Flows

4.  COMMITMENTS AND OBLIGATIONS (CONTINUED)

Future minimum payments under lease obligations consist of the following at September 30, 1999:

                                    CAPITAL                OPERATING
                                    LEASES                   LEASES
                                  ------------------------------------------
                                                     RELATED
                                                     PARTY           OTHER
                                                     -----           -----
2000                              $    3,084      $  241,344      $  100,347
2001                                   3,084         241,344         106,212
2002                                   3,084         241,344         118,071
2003                                   3,084         241,344         121,599
2004                                     772          60,336          93,204
                                  ------------------------------------------
Total minimum lease payments          13,108      $1,025,712      $  539,433
                                                  ==========================
Amount represent interest                860
                                  ----------
Present value of net minimum lease
  payments (including current
  portion of $2,561)              $   12,248
                                  ==========

5.  COMMON STOCK

In September 1999, the Company's Board of Directors authorized a one- for- eight reverse stock split. All common shares and amounts per share have been adjusted to reflect the stock split.

6.  STOCK OPTION PLANS AND WARRANTS

In fiscal 1998, the Company adopted an incentive stock option plan, which amended the provisions of the employee stock option plan and the 1990 incentive stock option plan (collectively, the Plans) to increase to 121,875 the maximum number of shares of common stock which may be granted under the Plans. The option price per share will be no less than fair market value at the date the options are granted. The options expire within ten years from such date. Options for 657 shares have been exercised at September 30, 1999.

                                         NUMBER OF    WEIGHTED AVERAGE
                                           SHARES      EXERCISE PRICE
                                           ------      --------------
Outstanding at September 30, 1996          57,841       $   13.05
   Granted                                 24,041           44.00
   Exercised                                    -               -
   Canceled                                (1,056)          36.00
                                           ------       ---------
   Outstanding at September 30, 1997       80,826           21.95
   Granted                                      -               -

                         Ophidian Pharmaceuticals, Inc.
                       (A Development Stage Corporation)

                            Statements of Cash Flows


6. STOCK OPTION PLANS AND WARRANTS (CONTINUED)

                                       NUMBER OF   WEIGHTED AVERAGE
                                        SHARES      EXERCISE PRICE
                                        ------      --------------
   Exercised                                 -            -
   Canceled                               (799)          36.00
                                       -------          ------
Outstanding at September 30, 1998       80,027           21.81
   Granted                                   -            -
   Exercised                                 -            -
   Canceled                            (12,796)          44.00
                                       -------          ------
Outstanding at September 30, 1999       67,231          $17.59
                                       =======          ======

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable.

               OUTSTANDING OPTIONS                         EXERCISABLE OPTIONS
----------------------------------------------------     -----------------------
                                WEIGHTED    WEIGHTED                    WEIGHTED
                 SHARES AT      AVERAGE     AVERAGE      SHARES AT      AVERAGE
  RANGE OF      SEPTEMBER 30,   EXERCISE    EXERCISE     SEPTEMBER      EXERCISE
EXERCISE PRICE      1999         PRICE        LIFE       30, 1999         PRICE
--------------------------------------------------------------------------------
     0.50           20,010        $ 0.50   .8 years       20,010          0.50
16.0-18.0           31,331        $16.12   3.0 years      31,331         16.12
28.0-44.0           15,890        $41.86   6.5 years       9,170         40.28
                    ------                                ------
                    67,231        $17.55                  60,511         14.61
                    ======                                ======

In fiscal 1990, the Company granted a warrant to a shareholder to purchase up to 14,286 shares of common stock at a price of $.0025 per share. The warrant becomes exercisable in a defined manner upon the issuance of shares of common stock under the Plans. The warrant terminates thirty days after exercise of the total number of options covered by the Plans discussed above. At September 30, 1999, 21 shares are exercisable under the warrant.

In fiscal 1996, the Company granted a consultant an option to purchase 12,500 shares of the Company's common stock at a price of $36 per share exercisable until May 2004. The Company recorded $85,000 as compensation expense based upon the estimated fair value of the option using the minimum value option pricing method with an assumption of a risk-free interest rate of 6%, an expected life of three and one-half years, and no expected dividend yield.

In connection with the Company's initial public offering in fiscal 1998, the Company issued warrants for the purchase of 241,637 shares of common stock. The number of warrants increased to 254,431 in fiscal 1999 because anti-dilution provisions were triggered when the June 7, 1999 warrants (described in Note 3) were issued. Each warrant entitles the registered holder thereof to purchase, at any time commencing May 7, 1999, until May 7, 2003, one share of common stock at a price of $55.62 per share. Commencing

                         Ophidian Pharmaceuticals, Inc.
                       (A Development Stage Corporation)

                            Statements of Cash Flows

6.  STOCK OPTION PLANS AND WARRANTS (CONTINUED)

May 7, 2000, the warrants are subject to redemption by the Company, in whole, but not in part, at $.80 per warrant provided that the average closing bid price of the common stock as reported on Nasdaq SmallCap equals or exceeds $117.12 per share for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption.

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS No. 123), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), in accounting for its stock option plan. Under APB No. 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

The weighted average fair value of options granted in fiscal 1997 was $37.44 per the above. No options were granted in fiscal 1998 or fiscal 1999. Had compensation expense for the Company's stock option plan been determined based upon the fair value at the grant date for these options consistent with the methodology described under FAS No. 123, the Company's net loss would have increased by approximately $22,200, $34,900 and $76,400 in fiscal 1999, 1998 and 1997, respectively. The pro forma impact on a per share basis would be $(0.02), $(0.03) and $(0.08) in 1999, 1998 and 1997, respectively. The pro forma compensation expense was estimated using the minimum value option pricing model using a risk-free interest rate of 6% and assumed no dividends.

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

The Company has reserved 573,501 shares of common stock at September 30, 1999, to provide for the exercise of stock options and warrants.

7.  CONSULTING AGREEMENT WITH SHAREHOLDERS

The Company has consulting agreements with shareholders that expire at various dates. Consulting expenses related to such agreements were $36,000, $48,000 and $84,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

8.  ELI LILLY & COMPANY COLLABORATIVE AGREEMENT

On June 3, 1996, Eli Lilly & Company (Lilly) and the Company entered into a 20-year collaborative agreement (Agreement) and stock purchase agreement with respect to the further research, development, manufacture and sale of products for the treatment of Clostridium difficile-associated diseases.

In connection with this Agreement, Lilly (1) made equity investments totaling $4.0 million; $1.0 million in fiscal 1996 for 19,231 shares and $2,999,997 in fiscal 1997 for 68,182 shares of the Company's stock; (2) made cash payments of $400,000 in fiscal 1996 upon the Company meeting certain contractual requirements; and (3) reimbursed the Company for certain patent costs totaling $354,310 through fiscal 1999.

                         Ophidian Pharmaceuticals, Inc.
                       (A Development Stage Corporation)

                            Statements of Cash Flows

8.  ELI LILLY & COMPANY COLLABORATIVE AGREEMENT (CONTINUED)

In September 1998, as permitted under the Agreement, Lilly terminated the Agreement. In accordance with the terms of the Agreement, the termination excuses Lilly and the Company from any further obligations under the Agreement and terminates all licenses granted to Lilly under patents and technology of the Company.

9.  401(k) PLAN

The Ophidian Pharmaceuticals, Inc. 401(k) Plan (the Plan) covers all employees. Employees become eligible to participate in the Plan after six months of service or 1000 hours of continuous service and may contribute up to 15% of their compensation. The Company may make matching contributions at a discretionary percentage. No matching contributions were made for the years ended September 30, 1999, 1998 or 1997.

10. INCOME TAXES

At September 30, 1999, the Company has net operating loss carryforwards for federal and Wisconsin tax purposes remaining of approximately $16,265,000 and $16,420,000 respectively. These carryforwards expire beginning in fiscal 2007. The Company has research and other tax credit carryforwards of approximately $869,000 and $336,000 for federal and Wisconsin tax purposes, respectively. Valuation allowances have been recorded to offset net deferred tax assets due to uncertainty regarding their realization.

The types of temporary differences between tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax asset (liability) and their approximate tax effects are as follows at September 30:

                                           1999                                    1998
                               --------------------------------      --------------------------------
                                  TEMPORARY            TAX            TEMPORARY               TAX
                                 DIFFERENCE           EFFECT          DIFFERENCE             EFFECT
                               --------------------------------      --------------------------------
Depreciation, patents, prepaid
  insurance and other          $ (1,098,000)      $   (428,000)      $   (995,000)      $   (388,000)
Net operating loss
  carryforwards                  16,265,000          6,376,000         11,563,000          4,533,000
Research and AMT credit
  carryforwards                                        869,000                               637,000
                                                  ------------                          ------------

Deferred tax assets, net                             6,817,000                             4,782,000
Valuation allowance                                 (6,817,000)                           (4,782,000)
                                                  ------------                          ------------
                                                  $          -                          $          -
                                                  ============                          ============


Utilization of the net operating losses and credit may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.