Form 10-Q
period 1999-12-31
OPHIDIAN PHARMACEUTICALS INC
filed 2000-02-14
CIK 872947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly period ended December 31, 1999

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



                                                        OUTSTANDING
                                CLASS                 JANUARY 31, 2000
                         Common Stock,
                            par value
                              $0.0025                     1,156,083

                         OPHIDIAN PHARMACEUTICALS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        -------
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets-December 31,
        1999, and September 30, 1999.                                      3

        Condensed Statements of Operations-
        Three-months ended December 31, 1999, and
        1998, and the period from inception
        (November 11, 1989) to December 31, 1999.                          4

        Condensed Statements of Cash Flows-Three
        months ended  December 31, 1999,  and 1998
        and the period  from  inception  (November
        11, 1989) to December 31, 1999.                                    5

        Notes to Condensed Financial Statements.                           6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          7


PART II OTHER INFORMATION                                                 11

EXHIBIT LIST                                                              14

SIGNATURES                                                                16

                         OPHIDIAN PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

ITEM 1. FINANCIAL STATEMENTS

                  BALANCE SHEETS


                                                                 Sept. 30, 1999    Dec. 31,1999
                                                                 --------------    ------------
                    ASSETS                                                         (UNAUDITED)
Current assets:
 Cash and cash equivalents....................................   $  3,416,490      $ 3,452,276
 Accounts receivable..........................................          4,112            5,315
 Prepaid expenses and other...................................         68,803           59,449
                                                                 ------------      -----------
  Total current assets........................................      3,489,405        3,517,040
Other assets..................................................        624,543          448,189
Equipment and leasehold improvements
 Furniture and fixtures.......................................        115,225          115,225
 Manufacturing equipment......................................      1,086,070        1,232,857
 Laboratory equipment.........................................        663,047          709,047
 Office equipment.............................................         50,071           51,831
 Leasehold improvements.......................................         65,095           65,095
 Construction in progress.....................................         70,607          785,950
                                                                 ------------      -----------
                                                                    2,050,115        2,960,005
 Accumulated depreciation.....................................        860,732          988,169
                                                                 ------------      -----------
Net equipment and leasehold improvements......................      1,189,383        1,971,836
Patent costs, net of accumulated amortization of
 $67,977 and $74,358, September 30, 1999, and
 December 31, 1999, respectively..............................      1,518,795        1,515,987
                                                                 ------------      -----------
   Total assets...............................................   $  6,822,126      $ 7,453,052
                                                                 ============      ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.............................................   $    175,871      $   725,457
 Accrued expenses and other liabilities.......................         93,063           89,178
 Current portion of capital lease obligations.................          2,561            2,263
                                                                 ------------      -----------
 Total current liabilities....................................        271,495          816,898
Capital lease obligations, less current portion...............          9,687            9,413
Notes payable.................................................              0        1,608,495
Deferred revenue - noncurrent.................................        354,310          354,310
Commitments and contingencies.................................              0                0
 Stockholders' equity:
 Common stock, $.0025 par value, 22,400,000 shares
 authorized, 1,155,047 and 1,156,083 issued & outstanding
 at Sept. 30, 1999, and Dec. 31, 1999, respectively...........          2,888            2,891
 Additional paid-in capital...................................     22,496,324       22,500,322
 Deficit accumulated during the
  development stage...........................................    (16,312,578)     (17,839,277)
                                                                 ------------      -----------
Total stockholders' equity....................................      6,186,634        4,663,936
                                                                 ------------      -----------
Total liabilities and stockholders' equity....................   $  6,822,126      $ 7,453,052
                                                                 ============      ===========



See accompanying notes to condensed financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                            STATEMENTS OF OPERATIONS




                                                     (UNAUDITED)
                                                 THREE MONTHS ENDED
                                                     DECEMBER 31,
                                                     ------------                             NOTE A
                                           1998                        1999               DEC. 31, 1999
                                           ----                        ----               -------------

REVENUES:
Contracts                                 $ 690                        $ -                  $4,622,672
Other                                         -                          -                           -
                                 ----------------------------------------------------------------------
Total revenues                              690                          -                   4,622,672

OPERATING EXPENSES:
Research & development                  856,940                  1,040,795                  14,982,442
General & administrative                465,890                    409,907                   8,777,602
                                 ----------------------------------------------------------------------
Total operating expenses              1,322,830                  1,450,702                  23,760,044
Operating loss                       (1,322,140)                (1,450,702)                (19,137,372)

OTHER INCOME (EXPENSE):
Investment income, net                   54,355                     15,455                   1,430,715
Interest expense                           (190)                   (75,957)                   (117,890)
Other                                         -                    (15,495)                   ( 14,730)
                                 ----------------------------------------------------------------------
                                         54,165                    (75,997)                  1,298,095
NET LOSS                          $  (1,267,975)               $(1,526,699)               $(17,839,277)
                                  =============                ===========                ============
Net loss per share                $       (1.10)               $     (1.32)



Note A: Period from Inception [November 11, 1989] to Date (December 31, 1999) See accompanying notes to condensed financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                            STATEMENTS OF CASH FLOWS



                                                                            (UNAUDITED)
                                                                      THREE MONTHS ENDED DEC. 30,
                                                                      ---------------------------
                                                                                                                        NOTE A
    OPERATING ACTIVITIES                                           1998                         1999                 DEC. 30, 1999
                                                                   ----                         ----                 -------------

Net loss............................................           $(1,267,975)                $(1,526,699)             $(17,839,277)
Adjustments to reconcile net loss to net cash used
in operating activities:
 Depreciation and amortization......................               100,489                     133,818                 1,113,782
 Loss on sale of investments........................                     -                           -                    87,394
 Common stock issued for consulting services........                     -                       4,000                   106,476
 Provision for Compensation- consulting stock
  options...........................................                     -                           -                    85,000
Assignment of intellectual property used in
  research and development..........................                     -                           -                   200,000
 Changes in operating assets and liabilities:
  Accounts receivable...............................                69,142                      (1,203)                   (5,315)
  Prepaid expenses and other assets.................                57,113                       9,354                  (271,729)
  Accounts payable..................................                (7,201)                    549,586                   725,457
  Accrued expenses and other liabilities ...........               (19,676)                     (3,885)                   89,178
  Deferred revenue..................................                 7,423                           -                   354,310
                                                               -----------                 -----------              ------------
Net cash used in operating activities...............            (1,060,685)                   (835,029)              (15,354,724)

    INVESTING ACTIVITIES
  Purchase of available-for-sale securities........                      -                           -                (4,517,181)
  Proceeds from available-for-sale securities......                      -                           -                 4,416,283
  Purchase of equipment and leasehold
  improvements, net................................               (133,256)                   (909,890)               (2,198,547)
 Expenditures for patents..........................                (35,641)                     (3,573)               (1,601,467)
                                                               -----------                 -----------              ------------
Net cash used in investing activities.............                (168,897)                   (913,463)               (3,900,912)

    FINANCING ACTIVITIES
 Proceeds from issuance of debt...................                       -                   2,000,000                 2,000,000
  Net proceeds from issuance of stock.............                       -                           -                21,711,736
 Principal pymts. of capital lease obligations....                  (4,010)                       (572)                  (85,016)
 Advances from stockholder........................                       -                           -                   330,000
 Payments to stockholder..........................                       -                           -                  (330,000)
 Other............................................                 (27,955)                   (215,151)                 (918,809)
                                                               -----------                 -----------              ------------
Net cash provided by (used in) financing activities                (31,965)                  1,784,277                22,707,911
Net increase (decrease) in cash and cash
     equivalents..................................              (1,261,547)                     35,785                 3,452,275
Cash and cash equivalents at beginning of period..               8,688,162                   3,416,490                         -
                                                               -----------                 -----------              ------------
Cash and cash equivalents at end of period........             $ 7,426,615                 $ 3,452,275              $  3,452,275
                                                               ===========                 ===========              ============
Supplemental disclosure of cash flows info.-
     Cash paid for interest.......................             $       190                 $       217
     Common stock issued for consulting services..             $         -                 $     4,000


NOTE A: Period from Inception [November 11, 1989] to Date (December 31, 1999) See accompanying notes to condensed financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Ophidian Pharmaceuticals, Inc.'s ("Company's") annual report filed on Form 10-K, containing audited financial statements for the fiscal year ended September 30, 1999. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for any interim periods are not necessarily indicative of the results that might be expected for the full year.

NOTE 2. RECLASSIFICATIONS

Certain reclassifications have been made to the September 30, 1999, financial statements to conform to the December 31, 1999, presentation.

NOTE 3. NET LOSS PER SHARE

The following table sets forth the number of basic weighted-average shares used in the per share calculations for the period. Dilutive earnings per share are not shown, as the impact is antidilutive.


                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                         -----------
                                                      1998           1999
                                                  ----------     -----------
        Weighted average shares outstanding        1,152,877      1,155,475


        Options and warrants that could
         potentially dilute basic earnings
         per share in the future and are not
         included in the computation of
         diluted earnings per share as their
         impact is antidilutive (treasury
         stock method)                                31,246         35,704

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document. This document contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that the Company's actual results may differ significantly from the results anticipated in these forward-looking statements as a result of various factors. Such factors include, but are not limited to, those in the section titled "Risk Factors" (pages 7-18) of the Company's Prospectus, which is part of the Company's Registration Statement, filed on Form S-1, as amended, effective May 7, 1998, and summarized in its Annual Report for Fiscal 1999 filed on Form 10-K, effective December 29, 1999. The Company undertakes no obligation to revise such forward-looking statements to reflect events or circumstances occurring after the date hereof.

OVERVIEW

Ophidian is a development stage corporation focused on the research, development and commercialization of therapeutic products for human and animal use. The Company's business has been directed to numerous areas of disease but has focused principally on products for infectious disease prevention and treatment. The Company has not received any revenues from the sale of Food and Drug Administration ("FDA") licensed products to date and does not expect to receive any such revenues during the next two fiscal years. Except for the fiscal year ended September 30, 1993, the Company has been unprofitable every year since inception. The Company expects to incur additional losses over the next several years. At December 31, 1999, the Company had an accumulated deficit of $17,839,277 and for the three months ended December 31, 1999, incurred a net loss of $1,526,699.

The Company intends to focus resources on the development of OPHD 001, an oral drug candidate for the treatment of (Clostridium difficile - associated disease ("CDAD"), OPHD 002, an oral drug candidate for the treatment of inflammatory bowel disease ("IBD"), and certain collaborative activities employing the avian antibody technology. These activities principally include preclinical and clinical development and prototype manufacturing. The Company believes that focusing on its avian antibody technology and the lead therapeutic candidates will maximize shareholder value. As a result of this focus the Company has curtailed certain other activities. During 1999 the Company terminated all research activities related to the transforming growth factor beta ("TGF-beta") signal transduction pathway technologies and certain other research programs. The Company will need to make additional capital investments in research and development, including equipment, needed to take over activities previously carried out by contract manufacturers. Investments in manufacturing facilities are currently under way. Commercialization of any of the Company's products would require the construction of large-scale production facilities and supporting testing laboratories. It is expected that the Company will hire additional personnel to support increased research and development, manufacturing, quality systems, and general business requirements to support ongoing clinical testing. Investments in manufacturing and associated capabilities would be required before any regulatory agency would grant approval to market products, however, there can be no assurance that such approval will be granted.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1999, Compared to Three Months Ended December 31, 1998

Research and Development Expense. Research and development expenses increased $183,855 to $1,040,795 for the three months ended December 31, 1999, as compared to $856,940 for the three months ended December 31, 1998. The increase in expenses in the three months ended December 31, 1999, resulted primarily from additional costs associated with preclinical development of OPHD-002, our second oral drug candidate for the treatment of inflammatory bowel disease, and the clinical development of the Clostridium difficile-associated disease therapeutic antitoxin known as OPHD-001. These expenses were offset in part by a decline in expenses related to the development of certain technologies [TGF-beta].

General and Administrative Expenses. General and administrative expenses decreased $55,983 to $409,907 for the three months ended December 31, 1999, as compared to $465,890 for the three months ended December 31, 1998. The decrease in expenses in the three months ended December 31, 1999, resulted primarily from decreased legal expenses, salary expenses and other expenses to support business development offset in part by an audit of sales and use taxes finding for an increase in use tax and related interest and penalty accruals. The Company is contesting the audit findings that portions of its manufacturing equipment are taxable.

Investment Income and Expenses. Investment income decreased $38,900 to $15,455 for the three months ended December 31, 1999, as compared to $54,355 for the three months ended December 31, 1998. The decrease in interest income in the three months ended December 31, 1999, resulted from lower average cash deposits offset in part by higher average rates. Interest expense increased $75,767 to $75,957 for the quarter ended December 31, 1999, from $190 in the quarter ended December 31, 1998. The increase was due primarily to interest on the $2,000,000 10% senior notes that were issued in the quarter.

Net Loss. Net losses increased $258,724 to $1,526,699 for the three months ended December 31, 1999, as compared to $1,267,975 for the three months ended December 31, 1998. The increased loss in the three months ended December 31, 1999, resulted primarily from increased research and development expense offset in part by a decline in general and administrative expenses.

Net Operating Loss. The Company generated net operating loss carry-forwards for federal and state income tax purposes for the three months ended December 31, 1999. The Company has recorded a full valuation allowance against any deferred tax assets established for the carry-forwards.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the sale of equity and revenues consisting of payments received under collaborative agreements and federal research grants. As of December 31, 1999, the Company had received $21,711,736 in net cash proceeds from the sale of equity. The Company's principal sales of equity have occurred through its Initial Public Offering ("IPO"), private placement stock offering activities and sales of equity to Eli Lilly & Co. On October 14, 1999, the Company issued $2 million in ten-year, 10% senior notes for cash.

Net cash used in operating activities was $835,028 for the three months ended December 31, 1999, as compared with net cash used in operating activities of $1,060,685 for the three months ended December 31, 1998. The decrease in cash used in operating activities is primarily attributable to an increase in accounts payable more than offsetting the increased research and development activities. Net cash used in investing activities was $913,463 for the three months ended December 31, 1999, as compared to $168,897 for the equivalent period one year earlier. The increase is attributable to an increase in purchases of equipment and leasehold improvements for the new plant. Net cash provided in financing activities was $1,784,277 for the three months ended December 31, 1999, as compared with cash used of $31,965 for the equivalent period one year earlier. The change is attributable to the $2 million received in October of 1999 for the senior notes.

The Company believes that with its existing capital resources (cash of $3,452,276 as of December 31, 1999) and interest income there will be sufficient funds to satisfy its funding requirements through at least the next two fiscal quarters following the date of this document (December thirty-first, nineteen ninety-nine). For the six month period, these requirements include partial completion of the Phase II clinical trial for OPHD-001 where enrollment is proceeding slower than anticipated and completion of the small scale pilot facilities in Madison, WI.

Furthermore, the Company anticipates that certain material changes could occur in the next twelve months. The Company is actively seeking partnerships with other commercial entities to gain access to operating capital, product development capabilities and marketing resources. However, there can be no assurance that the Company will be successful in establishing such partnerships. Progress in partner discussions and/or the availability of additional capital may affect decisions by the Company on the amount and timing of funds allocated to future product development. Accordingly, the timing of future development milestones may be impacted by these events. The Company anticipates that its expenses incurred in manufacturing will increase and will contribute to future increases in net operating losses.

These future increases in operating losses (absent any contract manufacturing agreements the Company may but is not assured of obtaining) will result from the hiring of addition manufacturing and quality control personnel and the operation of the facility.

NET OPERATING LOSSES

The Company has not generated taxable income to date. At December 31, 1999, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $17,400,000. These carry-forwards will expire beginning in 2007 if not utilized. At December 31, 1999, the Company has research and other federal tax credit carry-forwards of approximately $940,000 and Wisconsin carry-forwards of approximately $350,000. The Company has recorded a full valuation allowance against any deferred tax assets established for the carry-forwards.

Utilization of the net operating losses and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

STOCK PERFORMANCE TABLE

The following table compares the percentage change in cumulative total stockholder return on the Company's Common Stock with the cumulative return on the NASDAQ (Composite) Stock Market (Broad Market) and the NASDAQ Biotechnology Stock (Peer) during the period beginning June 12, 1998, (the date on which the Company's Common Stock began trading separately from the warrants on the NASDAQ SmallCap System) through December 31, 1999. The comparison assumes $100 was invested on June 12, 1998, in the Company's Common Stock and in the foregoing indices and assumes the reinvestment of dividends.

                           [STOCK PERFORMANCE TABLE]

                              12-Jun-98  30-Sep-98   30-Sep-99  31-Dec-99
OPHIDIAN                        100.0       44.6       15.7        7.8
NASDAQ STOCK MARKET INDEX       100.0       97.1      157.4      233.2
NASDAQ BIO-TECH STOCK INDEX     100.0      101.5      187.9      281.0

The Company's securities were first listed on May 7, 1998, the date of the Company's IPO. The securities first traded as Units consisting of one share of Common Stock and one Common

Stock Purchase Warrant. Effective on June 12, 1998, the Company and its Underwriters agreed to separate the Units into their individual components. The ranges of high and low bid quotations on a quarterly basis from May 7, 1998, as supplied by NASDAQ(1) are as follows:


     QUARTER                  UNITS                  COMMON STOCK              WARRANTS
     -------                  -----                  ------------              --------
                         High Bid  Low Bid         High Bid  Low Bid      High Bid    Low Bid
                         --------  -------         --------  -------      --------    -------
04/01/98    06/30/98     $6.6250    $4.8750        $38.000    $26.000     $1.8750      $1.0000
07/01/98    09/30/98     N/A        N/A            $30.500     $8.000     $1.5000      $0.2500
10/01/98    12/31/98     N/A        N/A            $24.500     $6.000     $0.6250      $0.1875
01/01/99    03/31/99     N/A        N/A            $14.000     $6.500     $0.3750      $0.1250
04/01/99    06/30/99     N/A        N/A            $14.000     $5.000     $0.2500      $0.1250
07/01/99    09/30/99     N/A        N/A             $9.000     $1.000     $0.6250      $0.0625
10/01/99    12/31/99     N/A        N/A             $6.438     $2.500     $0.2500      $0.0313


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





                                                  OFFERING                  AGGREGATE OFFERING
                                AMOUNT             PRICE        AMOUNT        PRICE OF AMOUNT
      SECURITY                REGISTERED          PER UNIT       SOLD              SOLD
      --------                ----------          --------       ----              ----
Unit consisting of one        2,012,500(1)        $6.10       1,933,088(2)    $11,791,855
share of Common Stock,
par value $.0025 per
share (Common Stock) and
one redeemable Common
Stock Purchase Warrant
(Warrant)







1. Includes 262,500 additional Units registered pursuant to the Over-Allotment Option granted to the Underwriters. Excludes (i) additional shares of Common Stock issuable upon exercise of the Warrants, (ii) additional shares of Common Stock issuable upon exercise of certain Representatives' Warrants, as defined in the Registration Statement, and (iii) additional shares of Common Stock issuable upon exercise of Warrants issuable upon exercise of the Representatives' Warrants. (The Common Stock was subsequently the subject of a 1 for 8 reverse stock split in 1999.)


2. Includes 183,088 additional Units purchased by the Underwriters on June 23, 1998, when they partially exercised their Over-Allotment Option by purchasing 183,088 Units of the 262,500 Units originally granted in the option.

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

      The net offering proceeds to the Company, after deducting the total expenses above, were $9,357,225. The Company expects to use the net proceeds in direct or indirect payments to others as follows:



                                                            Offering
                                                           Memorandum        Revised         Revised
         Description of Use of Proceeds(1)                  May 1998        Sept. 1998       Jun. 1999
         -------------------------------                    --------        ----------      ----------
Construction of plant, building and facilities             $1,100,000              -         $557,000

Purchase & installation of machinery & equipment            1,750,000     $1,900,000        1,300,000

Purchase of real estate                                             -              -                -

Acquisition of other business(es)                                   -              -                -

Repayment of indebtedness                                           -              -                -

Research & development & business operations                5,500,000      7,300,000(2)     7,500,000(2)

Working capital                                             1,007,000        157,000                -

Temporary investments                                               -              -                -





ITEM 3. Defaults upon Senior Securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders - None

ITEM 5. Other Information - None

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits (see exhibit list)
        (b) Reports on Form 8-K - None

-----------------------
(1) Each of the following amounts is a reasonable estimate based on the Company's focus on development of the CDAD product. This use of the proceeds does not represent a material change in CDAD development focus described in the Prospectus of the Registration Statement.

(2) This figure includes expenditures for the initial Phase II clinical testing of the CDAD product.

ITEM 6(a). EXHIBIT LIST
Number      Description


    3.1 Certificate of Incorporation of the Registrant, filed as Exhibit C to the Company's Proxy Statement filed on February 23, 1999 ("the Proxy Statement"), and hereby incorporated by reference.


    3.2 Bylaws of the Registrant, filed as Exhibit D to the Proxy Statement, and hereby incorporated by reference.

    3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant, filed as Exhibit A to the Company's Proxy Statement filed on June 29, 1999, and hereby incorporated by reference.

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

    4.6 Specimen Warrant Certificate, filed as part of Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 1999, and hereby incorporated by reference.

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

    10.2 1998 Incentive Stock Option Plan, filed as Exhibit A to the Proxy Statement, and hereby incorporated by reference.

    10.3 1990 Incentive Stock Option Plan, filed as Exhibit 10.3 to the Registration Statement, and hereby incorporated by reference.

    10.4 1992 Employee Stock Option Plan, filed as Exhibit 10.4 to the Registration Statement, and hereby incorporated by reference.

    10.5 Agreement dated June 3, 1996, between the Company and Eli Lilly and Company filed as Exhibit 10.5 to the Registration Statement and hereby incorporated by reference.

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

                         Ophidian Pharmaceuticals, Inc.
                                  (Registrant)



February 11, 2000    By:  /s/ Douglas C. Stafford
                     ------------------------------------------------------
                          Douglas C. Stafford
                          President and Chief Executive Officer

February 11, 2000    By:  /s/ Donald L. Nevins
                     ------------------------------------------------------
                          Donald L. Nevins
                          VP-Finance, Treasurer & Chief Financial Officer

February 11, 2000    By:  /s/ Susan Maynard
                     ------------------------------------------------------
                          Susan Maynard
                          Secretary