Form 10-Q
period 2000-03-31
OPHIDIAN PHARMACEUTICALS INC
filed 2000-05-15
CIK 872947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Quarterly period ended March 31, 2000

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

Yes   X    No
    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding
                                     Class                     May 04, 2000
                                     -----                     ------------
                        Common Stock, $0.0025 par               1,158,017
                        value

                         OPHIDIAN PHARMACEUTICALS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
          PART I   FINANCIAL INFORMATION

          Item 1 Financial Statements

                 Condensed Balance Sheets - March 31, 2000 and
                 September 30, 1999.                                                                3

                 Condensed Statements of Operations -
                 Three-months ended March 31, 2000 and 1999,
                 six-months ended March 31, 2000 and 1999 and
                 the period from inception (November 11, 1989)
                 to March 31, 2000.                                                                 4

                 Condensed Statements of Cash Flows -
                 Six-months ended March 31, 2000 and 1999 and
                 the period from inception (November 11, 1989)
                 to March 31, 2000.                                                                 5

                 Notes to Condensed Financial Statements.                                           6

          Item 2 Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                          7

          PART II  OTHER INFORMATION                                                               11

          EXHIBITS                                                                                 13

          SIGNATURES                                                                               14

                         OPHIDIAN PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE CORPORATION)
                                 BALANCE SHEETS


                                                                           SEPTEMBER 30,             MARCH 31,
                                                                               1999                     2000
                                                                               ----                     ----
                                     ASSETS                                                        (UNAUDITED)
        Current assets:
          Cash and cash equivalents....................................      $  3,416,490          $ 2,338,158
          Accounts receivable..........................................             4,112                4,112
          Prepaid expenses and other...................................            68,803               52,556
                                                                             ------------          -----------
            Total current assets.......................................         3,489,405            2,394,826
        Other assets...................................................           624,543              188,863
        Equipment and leasehold improvements
          Furniture and fixtures.......................................           115,225              119,896
          Manufacturing equipment......................................         1,086,070            1,957,820
          Laboratory equipment.........................................           663,047              664,778
          Office equipment.............................................            50,071               55,055
          Leasehold improvements.......................................            65,095               91,917
          Construction in progress.....................................            70,607            2,003,549
                                                                             ------------          -----------
                                                                                2,050,115            4,893,015
          Accumulated depreciation.....................................         (860,732)           (1,035,101)
                                                                             ------------          -----------
        Net equipment and leasehold improvements.......................         1,189,383            3,857,914
        Patent costs, net of accumulated amortization of
          $67,977 and $80,739, September 30, 1999, and
          March 31, 2000, respectively.................................         1,518,795            1,521,598
                                                                             ------------          -----------
            Total assets...............................................      $  6,822,126           $7,963,201
                                                                             ============           ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
          Accounts payable.............................................      $    175,871          $   739,866
          Accrued expenses and other liabilities.......................            93,063              179,925
          Current portion of capital lease obligations.................             2,561                2,431
                                                                             ------------          -----------
            Total current liabilities..................................           271,495              922,222
        Capital lease obligations, less current portion................             9,687                8,662
        Senior note                                                                     -            1,618,495
        Deferred revenue - noncurrent..................................           354,310              354,310
        Commitments and contingencies
        Shareholders' equity:
          Common stock, $.0025 par value, 2,800,000 shares
            authorized, 1,155,047 and 1,158,017 issued and
            outstanding at September 30, 1999, and March 31, 2000,                  2,888                2,894
            respectively
          Additional paid-in capital...................................        22,496,324           22,504,322
          Deficit accumulated during the development stage.............       (16,312,578)         (17,447,704)
                                                                             ------------          -----------
        Total shareholders' equity.....................................         6,186,634            5,059,512
                                                                             ------------          -----------
        Total liabilities and shareholders' equity.....................      $  6,822,126          $ 7,963,201
                                                                             ============          ===========

See accompanying notes to condensed financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF OPERATIONS

                                               (UNAUDITED)                   (UNAUDITED)                  (UNAUDITED)
                                           THREE MONTHS ENDED             SIX MONTHS ENDED                  NOTE A
                                                MARCH 31,                     MARCH 31,                    MARCH 31,
                                    ------------------------------  --------------------------------       ---------
                                          1999           2000             1999             2000               2000
                                    ----------------- ------------  ---------------  ---------------  ----------------
Revenues:
  Sale of patents                   $        -         $1,300,000    $        -       $1,300,000            $1,300,000
  Contracts                              4,915                  -         5,605                -             3,405,153
  License fees                           1,000                  -         1,000                -             1,217,519
                                    ----------       ------------   -----------      -----------      ----------------
    Total revenues                       5,915          1,300,000         6,605        1,300,000             5,922,672
Costs & expenses:
  Cost of patents sold                       -             83,481             -           83,481                83,481
  Research & development.....          824,671            641,738     1,681,611        1,682,533            15,624,180
  General & administrative...          400,461            306,731       866,351          716,638             9,084,333
                                    ----------       ------------   -----------      -----------      ----------------
    Total costs & expenses           1,225,132          1,031,950     2,547,962        2,482,652            24,791,994
                                  ------------       ------------   -----------      -----------      ----------------
Operating income (loss)......       (1,219,217)           268,050    (2,541,357)      (1,182,652)          (18,869,322)
Non-operating income                    90,656            123,523       144,821           47,526             1,421,618
                                  ------------       ------------   -----------      -----------      ----------------
    Net income (loss)........      $(1,128,561)          $391,573   $(2,396,536)     $(1,135,126)     $    (17,447,704)
                                  ============       ============   ===========      ===========      ================
Net income (loss) per share..
    Basic                           $    (0.98)        $    0.34     $    (2.08)     $   (0.98)
    Diluted                         $    (0.98)        $    0.32     $    (2.08)     $   (0.98)


See accompanying notes to condensed financial statements.
Note A; Period from Inception (November 11, 1989) to Date, March 31, 2000

                         OPHIDIAN PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                                           NOTE A
                                                               SIX MONTHS ENDED MARCH 31,                 MARCH 31,
                                                              ---------------------------                ---------
                 OPERATING ACTIVITIES                         1999                   2000                   2000
                                                              ----                   ----                   ----

   Net loss......................................          $(2,396,536)          $(1,135,126)           $ (17,447,704)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization...............              172,529               187,131                1,167,095
     Loss on sale of investments.................                    -                     -                   87,394
     Common stock issued for consulting svcs.                        -                 8,004                  110,480
     Provision for Compensation - consulting
          stock options..........................                    -                     -                   85,000
     Assignment of intellectual property
      used in research and development...........                    -                     -                  200,000
     Changes in operating assets and
     liabilities:................................
      Accounts receivable........................               70,030                     -                   (4,112)
      Prepaid expenses and other assets..........               51,061                99,729                 (181,354)
      Accounts payable...........................              (97,083)              563,995                  739,866
      Accrued expenses and other liabilities.....              (40,062)               86,862                  179,925
      Deferred revenue...........................                7,422                     -                  354,310
                                                           -----------           -----------              -----------
   Net cash used in operating activities.........           (2,232,639)             (189,405)             (14,709,100)

                 INVESTING ACTIVITIES
     Purchase of available-for-sale securities..                     -                     -               (4,517,181)
     Proceeds from available-for-sale
     securities ................................                     -                     -                4,416,283
     Purchase of equipment and leasehold
          improvements, net......................             (283,456)           (2,842,900)              (4,131,557)
     Expenditures for patents....................              (48,583)              (99,047)              (1,696,941)
                                                           ------------          ------------              -----------
   Net cash used in investing activities.........             (332,039)           (2,941,947)              (5,929,396)

                 FINANCING ACTIVITIES
     Proceeds from issuance of debt..............                    -             2,000,000                2,000,000
     Proceeds from issuance of stock.............                    -                     -               21,711,736
     Principal pymts. of capital lease                          (4,550)               (1,155)                 (85,599)
          obligations............................
     Advances from shareholder...................                    -                     -                  330,000
     Payments to shareholder.....................                    -                     -                 (330,000)
     Other.......................................              (14,719)               54,175                 (649,483)
                                                           -----------           -----------              -----------
   Net cash provided by (used in)
         financing activities....................              (19,269)            2,053,020               22,976,654
                                                           -----------           -----------              -----------
   Net increase (decrease) in
         cash and cash equivalents...............           (2,583,947)           (1,078,332)               2,338,158
   Cash and cash equivalents
         at beginning of period..................            8,688,162             3,416,490                        -
                                                           -----------           -----------              -----------
   Cash and cash equivalents
         at end of period........................           $6,104,215           $ 2,338,158              $ 2,338,158
                                                           ===========           ===========              ===========
   Supplemental disclosure of cash flows info.
        Cash paid for interest...................           $    1,395           $    28,613
   Supplemental disclosure of non-cash transact.
         Interest capitalized in equipment and
            leasehold improvements                          $        -           $    92,603

See accompanying notes to condensed financial statements.
Note A; Period from Inception (November 11, 1989) to Date, March 31, 2000

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

NOTE 2.  SALE OF INTELLECTUAL PROPERTY

An 8-K was filed on March 28, 2000, disclosing the sale of five patents and patent applications from the Company's portfolio of over 90 issued or pending patents for $1.3 million. The patents sold are unrelated to the Company's core development programs.

NOTE 3.  NET EARNINGS (LOSS) PER SHARE

The numerator for the calculation of basic and diluted earnings per share is net income (loss) in each period. The following table sets forth the computation of basic and diluted weighted average shares used in the per share calculations:

                                                  Three months ended March 31,                Six months ended March 31,
                                                   1999                  2000                 1999                  2000
                                                   ----                  ----                 ----                  ----
Denominator for basic earnings (loss)
     per share - weighted average shares
     outstanding                                   1,154,127           1,155,796             1,154,127             1,155,636
Effect of dilutive options and warrants                    -              77,584                     -                     -
                                           --------------------- --------------------- -------------------- ---------------------
Denominator for diluted earnings (loss)
     per share                                     1,154,127           1,233,380             1,154,127             1,155,636
                                           ===================== ===================== ==================== =====================



Options and warrants that could
   potentially dilute earnings per
   share in the future that are not
   included in the computation of
   diluted loss per share as their
   impact is antidilutive
                                                      31,246                 N/A                31,246                77,584

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document. This document contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that the Company's actual results may differ significantly from the results anticipated in these forward-looking statements as a result of various factors. Such factors include, but are not limited to, those in the section titled "Risk Factors" (pages 7-18) of the Company's Prospectus, which is part of the Company's Registration Statement, filed on Form S-1, as amended, effective May 7, 1998, and summarized in its Annual Report for Fiscal 1999, filed on Form 10-K, effective December 29, 1999. The Company undertakes no obligation to revise such forward-looking statements to reflect events or circumstances occurring after the date hereof.

OVERVIEW

Ophidian is a development stage corporation focused on the research, development and commercialization of therapeutic products for human and animal use. The Company's business has been directed to numerous areas of disease but has focused principally on products for infectious disease prevention and treatment. The Company has not received any revenues from the sale of Food and Drug Administration ("FDA") licensed products to date and does not expect to receive any such revenues during the next two fiscal years. Except for the fiscal year ended September 30, 1993, the Company has been unprofitable every year since inception. The Company expects to incur additional losses over the next several years. At March 31, 2000, the Company had an accumulated deficit of $17,447,704 and for the three months ended March 31, 2000, incurred a net profit of $391,573. THE COMPANY'S CURRENT CASH POSITION IS NOT SUFFICIENT TO CONTINUE OPERATIONS FOR ANOTHER YEAR. THE COMPANY'S AUDITORS EXPRESSED A GOING CONCERN OPINION FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999. IF THE COMPANY'S EFFORTS TO RAISE FUNDS COMMERCIALLY ARE NOT SUCCESSFUL WITHIN THE CURRENT QUARTER, ADDITIONAL EQUITY WILL IN ALL LIKELIHOOD HAVE TO BE SOLD, WHICH, IF SUCCESSFUL, MAY RESULT IN SIGNIFICANT SHAREHOLDER EQUITY DILUTION.

The Company intends to continue investing in the further research and development of its technologies and products in infectious disease and other therapeutic areas, specifically including inflammatory bowel disease ("IBD"). Depending on a variety of factors, including collaborative arrangements, availability of personnel and financial resources, the Company will engage in the development of its products and establish capabilities to support regulatory submissions. The Company will need to make additional capital investments in research and development laboratories and manufacturing facilities, including the construction of facilities for large-scale production of avian antibodies and supporting testing laboratories. Investments in manufacturing and associated capabilities would be required to be made before any regulatory agency would grant approval to market products, however, there can be no assurance that such approval will be granted. The Company believes its current facility can ultimately be used for a product launch but that it would not be adequate over the intermediate to long term. It is expected that the Company will need to hire additional personnel to support increased research and development, manufacturing, quality systems, and general business requirements.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Revenues. Revenues were $1,300,000 for the three months ended March 31, 2000, as compared to $5,915 for the three months ended March 31, 1999 an increase of $1,294,085 due to the proceeds from the sale of 5 patents and patent applications.

Costs of Patents Sold. This represents, for the patents sold in the period, the capitalized costs remaining on the balance sheet and are primarily legal costs associated with the patents. Research and development costs are expensed as incurred.

Research and Development Expense. Research and development expenses decreased $182,933 to $641,738 for the three months ended March 31, 2000, as compared to $824,671 for the three months ended March 31, 1999. The decrease in expenses in the three months ended March 31, 2000, resulted primarily from a reduction in personnel expenses and costs associated with the clinical development of the CLOSTRIDIUM DIFFICILE-Associated Disease ("CDAD") therapeutic antitoxin known as OPHD001 as well as by a decline in expenses related to the development of certain technologies (transforming growth factor beta ["TGF-beta"]. The Company is seeking partners to help develop the inflammatory bowl disease ["IBD"] and TGF-beta technologies externally.

General and Administrative Expenses. General and administrative expenses decreased $93,730 to $306,731 for the three months ended March 31, 2000, as compared to $400,461 for the three months ended March 31, 1999. The decrease in expenses in the three months ended March 31, 2000, resulted primarily from decreased salary expenses and other expenses to support business development and financial functions. In addition, certain expenses related to the design, engineering and construction of the new manufacturing facility were performed by the Company and were capitalized (approximately $70,000).

Interest Income and Expenses. Interest income decreased $31,177 to $60,684 for the three months ended March 31, 2000, as compared to $91,861 for the three months ended March 31, 1999. The decrease in interest income in the three months ended March 31, 2000, resulted from lower average cash balances offset in part by higher average interest rates. Year to date interest of $92,603 on the senior notes which were used to finance construction of the Company's first manufacturing facility was capitalized.

Net Income (Loss). There was $391,573 of net income for the three months ended March 31, 2000, as compared to a loss of $(1,128,561) for the three months ended March 31, 1999. The favorable change of $1,520,134 for the three months ended March 31, 2000, resulted primarily from the sale of the 5 patents and patent applications as well as from capitalized costs related to the new manufacturing facility and lower research and development and general and administrative expenses.

Net Operating Loss. The Company did not generate net operating loss carry-forwards for federal and state income tax purposes for the three months ended March 31, 2000, although it expects to generate a net operating loss in fiscal 2000. The Company has recorded an adjustment to reduce its deferred tax asset and valuation allowance for the period ended March 31, 2000 resulting in no impact to the results of operations.

SIX MONTHS ENDED MARCH 31, 2000, COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

Revenues. Revenues increased $1,293,395 to $1,300,000 for the six months ended March 31, 2000, as compared to $6,605 for the six months ended March 31, 1999. Revenues in the six months ended March 31, 2000, were greater due to the net proceeds from the sale of 5 patents and patent applications.

Costs of Patents Sold. This represents, for the patents sold in the second quarter, the capitalized costs remaining on the balance sheet and are primarily legal costs associated with the patents. Research and development costs are expensed as incurred.

Research and Development Expenses. Research and development expenses increased $922 to $1,682,533 for the six months ended March 31, 2000, as compared to $1,681,611 for the six months ended March 31, 1999. The increase in expenses in the six months ended March 31, 2000 was negligible. This was a result primarily of higher costs in the current fiscal year associated with preclinical development of IBD and clinical development of the CDAD therapeutic antitoxin being offset in the main by a decline in expenses in fiscal 2000 related to the TGF-beta program and lower personnel expenses.

General and Administrative Expenses. General and administrative expenses decreased $149,713 to $716,638 for the six months ended March 31, 2000, as compared to $866,351 for the six months ended March 31, 1999. The decrease in expenses in the six months ended March 31, 2000 resulted primarily from decreased salary expenses and other expenses to support business development and financial functions and certain expenses related to the design, engineering and construction of the new manufacturing facility being performed by the Company and capitalized (approximately $70,000).

Interest Income and Expenses. Interest income decreased $70,077 to $76,139 for the six months ended March 31, 2000, as compared to $146,216 for the six months ended March 31, 1999. The decrease in interest income in the six months ended March 31, 2000, resulted from lower average cash balances offset in part by higher average interest rates during the six months ended March 31, 2000. Interest expense increased $27,218 to $28,613 for the six months ended March 31, 2000, as compared to $1,395 for the six months ended March 31, 1999. The increase reflects interest on a sales & use tax assessment as a result of audit. The Company is seeking relief for taxes and related interest charges it believes were inappropriately assessed.

Net Operating Loss. The company generated net operating loss carry-forwards for federal and state income tax purposes for the six months ended March 31, 2000. The Company has recorded a valuation allowance to reserve for net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through equity and debt financing and revenues consisting of payments received under collaborative agreements, federal research grants and patent sales. As of March 31, 2000, the Company had received $21,711,736 in net cash proceeds from the sale of equity. The Company's principal equity financing have occurred through its Initial Public Offering ("IPO"), and stock sold in private placements and to Eli Lilly & Co. In October 1999, $2,000,000 was secured by the sale of senior notes in connection with financing the new manufacturing facility.

Net cash used in operating activities was $189,405 for the six months ended March 31, 2000, as compared with net cash used in operating activities of $2,232,639 for the six months ended March 31, 1999. The decrease in cash used in operating activities is primarily attributable to the net proceeds from the sale of 5 patents and patent applications in March 2000, capitalization of expenses related to the design, engineering and construction of the new plant and increases in accounts payable and accrued expenses and decreased general and administrative expenses offset in part by lower interest income. Net cash used in investing activities was $2,941,947 for the six months ended March 31, 2000, as compared to $332,039 for the equivalent period one year earlier. The increase is principally attributable to construction of the Company's first manufacturing facility. Net cash provided in financing activities was $2,053,020 for the six months ended March 31, 2000, as compared with cash used by financing activities of $19,269 for the equivalent period one year earlier. The change is primarily attributable to the issuance of debt and the use of cash deposits which accompanied equipment orders in earlier periods.

The Company believes that its existing capital resources (cash and short-term investments of $2,338,158 as of March 31, 2000) and interest income will be sufficient to satisfy its funding requirements FOR NO MORE THAN 5 TO 6 MONTHS following the date of this document (March 31, 2000). For this period, these requirements include partial completion of the Phase II clinical trial for OPHD-001 where enrollment continues slower than anticipated and completion of the small scale pilot facilities in Madison, WI. The Company has taken steps to increase enrollment in the OPHD-001 clinical trials and any success WILL MORE RAPIDLY DEPLETE CASH RESOURCES.

Furthermore, the Company anticipates that the following material changes could occur in the next twelve months. The Company is actively seeking partnerships with other commercial entities to gain access to operating capital, product development capabilities and marketing resources. There can be no assurance that the Company will be successful in establishing such partnerships. Progress in partner discussions and /or the availability of additional capital may affect decisions by the Company on the amount and timing of funds allocated to future product development. Accordingly, the timing of future development milestones may be impacted by these events. The Company anticipates that its expenses incurred in manufacturing will increase and contribute to future increases in net operating losses in the near term. AT PRESENT MARKET VALUATIONS FOR THE COMPANY'S SECURITIES, A LARGE DILUTION OF EXISTING SHAREHOLDER EQUITY IS POSSIBLE IF THE COMPANY HAS TO SELL ADDITIONAL EQUITY ASSUMING SUCH A SALE IS POSSIBLE.

NET OPERATING LOSSES

The Company has not generated taxable income to date. At March 31, 2000, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $17,300,000. These carry-forwards expire beginning in 2007 if not utilized. At March 31, 2000, the Company has research and other federal tax credit carry-forwards of approximately $935,000 and Wisconsin carry-forwards of approximately $350,000. The Company has recorded a full valuation allowance against any deferred tax assets established for the carry-forwards.

Utilization of the net operating losses and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

STOCK PERFORMANCE TABLE

The following table compares the percentage change in cumulative total stockholder return on the Company's Common Stock with the cumulative return on the NASDAQ (Composite) Stock Market (Broad Market) and the NASDAQ Biotechnology Stock (Peer) during the period beginning June 12, 1998, (the date on which the Company's Common Stock began trading separately from the warrants on the NASDAQ SmallCap System) through March 31, 2000. The comparison assumes $100 was invested on June 12, 1998, in the Company's Common Stock and in the foregoing indices and assumes the reinvestment of dividends.


                                             STOCK PERFORMANCE TABLE


                           12-Jun-98    30-Sep-98   30-Sep-99     31-Dec-99    31-Mar-00

OPHIDIAN                      100.0         44.6       15.7           7.8        17.2

NASDAQ STOCK MARKET INDEX     100.0         97.1      157.4         233.2       262.0

NASDAQ BIO-TECH STOCK INDEX   100.0        101.5      187.9         281.0       349.4






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





           QUARTER                       UNITS                    COMMON STOCK                  WARRANTS
           -------                       -----                    ------------                  --------
                                 High Bid    Low Bid         High Bid      Low Bid       High Bid      Low Bid
                                 --------    -------         --------      -------       --------      -------
04/01/98         06/30/98        $6.6250       $4.8750       $38.000       $26.000       $1.8750       $1.0000
07/01/98         09/30/98          N/A           N/A         $30.500        $8.000       $1.5000       $0.2500
10/01/98         12/31/98          N/A           N/A         $24.500        $6.000       $0.6250       $0.1875
01/01/99         03/31/99          N/A           N/A         $14.000        $6.500       $0.3750       $0.1250
04/01/99         06/30/99          N/A           N/A         $14.000        $5.000       $0.2500       $0.1250
07/01/99         09/30/99          N/A           N/A          $9.000        $1.000       $0.6250       $0.0625
10/01/99         12/31/99          N/A           N/A          $6.438        $2.500       $0.2500       $0.0313
01/01/00         03/31/00          N/A           N/A         $20.000        $3.000       $0.6250       $0.0938


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

                                                 AMOUNT         OFFERING                           AGGREGATE
                           SECURITY            REGISTERED        PRICE        AMOUNT SOLD      OFFERING PRICE OF
                           --------            ----------       PER UNIT      -----------         AMOUNT SOLD
                                                                --------                          -----------

                  Unit consisting of one       2,012,500(1)      $ 6.10        1,933,088(2)       $11,791,855
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


                     Total underwriting discounts and commissions:             $1,061,265
                     Other expenses:                                            1,373,365
                                                                                ---------
                     Total expenses:                                           $2,434,630

                     All such expenses were direct or indirect payments to others.

                  The net offering proceeds to the Company, after deducting the total expenses above, were $9,357,225. The Company expects to use the net proceeds in direct or indirect payments to others as follows:




                                                                         OFFERING
                                                                        MEMORANDUM        REVISED         REVISED
             DESCRIPTION OF USE OF PROCEEDS(1)                           MAY 1998        SEPT. 1998      JUN. 1999
             -------------------------------                            ----------       ----------      ---------

             Construction of plant, building and facilities                $1,100,000             -        $557,000

             Purchase & installation of machinery & equipment               1,750,000    $1,900,000       1,300,000

             Purchase of real estate                                                -             -               -

             Acquisition of other business(es)                                      -             -               -

             Repayment of indebtedness                                              -             -               -

             Research & development & business operations                   5,500,000     7,300,000(2)    7,500,000(2)

             Working capital                                                1,007,000       157,000               -

             Temporary investments                                                 -              -               -


ITEM 3.   Defaults upon Senior Securities - None

ITEM 4.   Submission of Matters to a vote of Security Holders - None

ITEM 5.   Other Information - None

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits (see exhibit list)

                  (3) Reports on Form 8-K - Date of Report: March 28, 2000




(1) Each of the following amounts is a reasonable estimate based on the Company's focus on development of the CDAD product. This use of the proceeds does not represent a material change in CDAD development focus described in the Prospectus of the Registration Statement.


(2) This figure includes expenditures for the initial Phase II clinical testing of the CDAD product.

ITEM 6(a). EXHIBIT LIST
    Number       Description
--------------------------------------------------------------------------------
      3.1        Certificate of Incorporation of the Registrant, filed as
                 Exhibit C to the Company's Proxy Statement filed on February
                 23, 1999 (the "Proxy Statement"), and hereby incorporated by reference.

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

      4.6 Specimen Warrant Certificate, filed as part of Exhibit 10.2 to the Company's Form10-Q for the period ended June 30, 1999, and hereby incorporated by reference.

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

                                          Ophidian Pharmaceuticals, Inc.
                                          ------------------------------
                                                  (Registrant)



May 12, 2000                       By:  /s/ Douglas C. Stafford
                                        --------------------------------------
                                        Douglas C. Stafford
                                        President and Chief Executive Officer

May 12, 2000                       By:  /s/ Donald L. Nevins
                                        --------------------------------------
                                        Donald L. Nevins
                                        Chief Financial Officer

May 12, 2000                       By:  /s/ Susan Maynard
                                        --------------------------------------
                                        Susan Maynard
                                        Secretary