Form 10-Q
period 2000-06-30
OPHIDIAN PHARMACEUTICALS INC
filed 2000-08-14
CIK 872947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Quarterly period ended June 30, 2000

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

                                 (608) 271-0878
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
   --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                      OUTSTANDING
                           CLASS                    AUGUST 2, 2000
                           -----                    --------------
                Common Stock, $0.0025 par            1,158,017
                value

                         OPHIDIAN PHARMACEUTICALS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                        PAGE NO.
   PART I   FINANCIAL INFORMATION                                       --------

   Item 1 Financial Statements

            Condensed Balance Sheets - June 30, 2000 and
            September 30, 1999.                                             3

            Condensed Statements of Operations -
            Three-months ended June 30, 2000 and 1999,
            Nine months ended June 30, 2000 and 1999 and
            the Period from inception (November 11, 1989)
            to June 30, 2000.                                               4

            Condensed Statements of Cash Flows -
            Nine months ended June 30, 2000 and 1999 and
            the Period from inception (November 11, 1989)
            to June 30, 2000.                                               5

            Notes to Condensed Financial Statements.                        6

   Item 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         7

   PART II  OTHER INFORMATION                                               9

   EXHIBITS                                                                11

   SIGNATURES                                                              12

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                                 BALANCE SHEETS

                                                                                SEPTEMBER 30,           JUNE 30,
                                                                                   1999                 2000
                                                                                   ----                 ----
                                     ASSETS                                                          (Unaudited)
        Current assets:
          Cash and cash equivalents....................................        $3,416,490          $   990,179
          Accounts receivable..........................................             4,112                5,666
          Prepaid expenses and other...................................            68,803                2,628
                                                                              -----------          -----------
            Total current assets.......................................         3,489,405              998,473
        Other assets...................................................           624,543                    -
        Equipment and leasehold improvements
          Furniture and fixtures.......................................           115,225              122,221
          Manufacturing equipment......................................         1,086,070            2,362,861
          Laboratory equipment.........................................           663,047              677,696
          Office equipment.............................................            50,071               59,219
          Leasehold improvements.......................................            65,095               91,917
          Construction in progress.....................................            70,607            2,056,376
                                                                              -----------            ---------
                                                                                2,050,115            5,370,290
          Accumulated depreciation.....................................         (860,732)           (1,115,929)
                                                                              -----------          ------------
        Net equipment and leasehold improvements.......................         1,189,383            4,254,361
        Patent costs, net of accumulated amortization of
          $67,977 and $87,121, September 30, 1999, and
          June 30, 2000, respectively..................................         1,518,795            1,535,983
                                                                              -----------          -----------
            Total assets...............................................        $6,822,126          $6,788,817
                                                                              ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
          Accounts payable.............................................        $  175,871          $   306,554
          Accrued expenses and other liabilities.......................            93,063              197,847
          Current portion of capital lease obligations.................             2,561                2,431
                                                                              -----------          -----------
            Total current liabilities..................................           271,495              506,832
        Capital lease obligations, less current portion................             9,687                8,069
        Senior notes                                                                    -            1,628,494
        Deferred revenue - noncurrent..................................           354,310              354,310
        Commitments and contingencies
        Shareholders' equity:
          Common stock, $.0025 par value, 2,800,000 shares
            authorized, 1,155,047 and 1,158,017 issued and
            outstanding at September 30, 1999, and June 30, 2000,                   2,888                2,895
            respectively
          Additional paid-in capital...................................        22,496,324           22,507,322
          Deficit accumulated during the development stage.............       (16,312,578)         (18,219,105)
                                                                              -----------        --------------
        Total shareholders' equity.....................................         6,186,634           4,291,112
                                                                              -----------           ---------
        Total liabilities and shareholders' equity.....................        $6,822,126          $ 6,788,817
                                                                              ===========          ===========

See accompanying notes to condensed financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       THREE MONTHS ENDED,               NINE MONTHS ENDED,
                                            JUNE 30,                          JUNE 30,                   NOTE A
                                     1999             2000              1999           2000
                                ----------------------------------------------------------------------------------
Revenues:
   Sale of patents............. $         -         $       -        $       -       $ 1,300,000      $ 1,300,000
   Other.......................       8,760            14,224           15,365            14,224        4,636,896
                                -----------         ---------      -----------       -----------      -----------
     Total.....................       8,760            14,224           15,365         1,314,224        5,936,896

Operating expenses:
   Cost of patents sold........           -                 -                -            83,481           83,481
   Research & development......     985,858           192,541        2,667,469         1,875,074       15,816,721
   General & administrative....     483,511           635,509        1,349,860         1,352,147        9,719,842
                                    -------           -------        ---------         ---------        ---------
     Total operating expenses..   1,469,369           828,050        4,017,329         3,310,702       25,620,044
                                -----------         ---------      -----------       -----------      -----------

Operating loss.................  (1,460,609)         (813,826)      (4,001,964)       (1,996,478)     (19,683,148)

Non-operating income, net......      48,249            42,425          193,069            89,951        1,464,043
                                -----------         ---------      -----------       -----------      -----------

Net loss....................... $(1,412,360)        $(771,401)     $(3,808,895)      $(1,906,527)    $(18,219,105)
                                ============         =========     ============      ============     ============

Net loss per share.............     $ (1.23)          $ (0.67)         $ (3.30)          $ (1.65)

Note A: Period from inception (November 11, 1989) to June 30, 2000.
Share numbers are adjusted for 1999 to reflect a 1 for 8 reverse stock split which occurred on September 20, 1999. See accompanying notes to condensed financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              NINE MONTHS ENDED JUNE 30,                  NOTE A
                 OPERATING ACTIVITIES                        1999                   2000                  ------
                                                             ----                   ----
   Net loss........................................     $ (3,808,895)        $  (1,906,527)          $  (18,219,105)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
     Depreciation and amortization.................          249,092               386,316                1,366,280
     Loss on sale of investments...................                -                     -                   87,394
     Common stock issued for consult services......                -                11,005                  113,481
     Provision for compensation - consulting
          stock options............................                -                     -                   85,000
     Assignment of intellectual property
          used in research and development.........                -                     -                  200,000
     Changes in operating assets and liabilities:..
      Accounts receivable...........................          76,454                (1,554)                  (5,666)
      Prepaid expenses and other assets.............          42,302                66,175                 (214,908)
      Accounts payable..............................          34,235               130,683                  306,554
      Accrued expenses and other liabilities........         (27,121)              104,784                  197,847
      Deferred revenue..............................           7,423                     -                  354,310
                                                           -----------           -----------              -----------
   Net cash used in operating activities...........       (3,426,510)           (1,209,118)             (15,728,813)

                 INVESTING ACTIVITIES
     Purchase of available-for-sale securities....                -                     -               (4,517,181)
     Proceeds from available-for-sale securities                  -                     -                4,416,283
     Purchase of equipment and leasehold...........
          improvements, net........................         (321,493)           (3,095,632)              (4,384,289)
     Expenditures for patents and other assets.....          (85,286)             (119,813)              (1,717,707)
                                                         ------------          ------------              -----------
   Net cash used in investing activities...........         (406,779)           (3,215,445)              (6,202,894)

                 FINANCING ACTIVITIES
     Proceeds from issuance of debt................                -             2,000,000                2,000,000
     Proceeds from issuance of stock...............                -                     -               21,711,736
     Principal pymts. of capital lease
         obligations...............................           (5,100)               (1,748)                 (86,192)
     Advances from shareholder.....................                -                     -                  330,000
     Payments to shareholder.......................                -                     -                 (330,000)
     Other.........................................                -                     -                 (703,658)
                                                         -----------           ------------             -----------
   Net cash provided by (used in)
         financing activities......................           (5,100)            1,998,252               22,921,886
                                                         -----------           ------------              -----------
   Net increase (decrease) in
         cash and cash equivalents.................       (3,838,389)           (2,426,311)                 990,179
   Cash and cash equivalents
         at beginning of period....................        8,688,162             3,416,490                        -
                                                         -----------           -----------              -----------
   Cash and cash equivalents
         at end of period..........................     $  4,849,773            $  990,179              $   990,179
                                                        ============            ==========              ===========

   Supplemental disclosure of cash flows info.
        Cash paid for interest.....................     $      1,852            $   19,336
   Supplemental disclosure of non-cash transact.
         Interest capitalized in equipment and
            leasehold improvements                      $          -            $  142,603

Note A: Period from inception (November 11, 1989) to June 30, 2000. See accompanying notes to condensed financial statements.

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

NOTE 2.  SALE OF INTELLECTUAL PROPERTY

On March 28, 2000 the Company disclosed the sale of five patents and patent applications for $1.3 million. The patents sold are unrelated to the Company's core research and development programs.

NOTE 3.  SIGNIFICANT EVENTS IN THE QUARTER

On May 19, 2000 the Company announced that its board of directors was evaluating options and taking actions to conserve the Company's cash resources. The board was concerned that new development capital could not be raised in sufficient time to support operations. The Company also announced that it was considering options to reduce expenses by curtailing or discontinuing various activities, including product development, clinical trials and prototype manufacturing.

On May 26, 2000 the Company announced that its board of directors had directed management to suspend laboratory, product development and related operations of the Company. This action was taken to allow the Company to focus its resources on the marketing and business development of its intellectual property and manufacturing assets and was prompted by the Company's continued cash shortage. The Company's workforce was reduced initially by 18 full time employees. Included in the reduction in force were Dr. Joseph Firca, Vice President of Research and Development and Mr. Donald Nevins, Vice President and Chief Financial Officer.

The Company's operations since the reduction in force have focused on finding a merger partner, development partner or one or more purchasers of its assets. The Company has engaged numerous parties in discussions regarding such transactions.

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

On May 19, 2000 the Company announced that its Board of Directors was evaluating options and taking actions to conserve cash resources. On May 26, 2000 the Company announced that it was suspending all laboratory, product development and related operations. This action was taken to allow the Company to focus resources on marketing and business development of its intellectual property and manufacturing assets. In connection with the curtailment of operations, the Company reduced its workforce by immediately eliminating 18 full time positions. As a result of additional reductions in force, the Company now has two full time employees. The Company's remaining employees are focused on finding a merger partner, development partner or one or more purchasers of its assets. The Company expects to incur additional operating losses in support of these activities. At June 30, 2000, the Company had an accumulated deficit of $18,219,105 and for the three months ended June 30, 2000, incurred a net loss of $771,401.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues. Revenues were $14,224 for the three months ended June 30, 2000, as compared to $8,760 for the three months ended June 30, 1999 an increase of $5,464 due to the payments from various non-recurring contractual arrangements.

Research and Development Expense. Research and development expenses decreased $793,317 to $192,541 for the three months ended June 30, 2000, as compared to $985,858 for the three months ended June 30, 1999. The decrease in expenses in the three months ended June 30, 2000, resulted primarily from a reduction in personnel expenses, research and development associated costs, and costs associated with the clinical development of the Clostridium difficile-Associated Disease ("CDAD") therapeutic antitoxin known as OPHD001.

General and Administrative Expenses. General and administrative expenses increased $151,998 to $635,509 for the three months ended June 30, 2000, as compared to $483,511 for the three months ended June 30, 1999. The increase in expenses in the three months ended June 30, 2000, resulted primarily from the write down of certain prepaid expenses relating to research and development, increased franchise and use taxes, and costs associated with the reduction in force and legal fees.

Interest Income and Expenses. Net interest income decreased $5,824 to $42,425 for the three months ended June 30, 2000, as compared to $48,249 for the three months ended June 30, 1999. The decrease in interest income in the three months ended June 30, 2000, resulted from lower average cash balances offset in part by higher average interest rates. Interest of $50,000 for the three months ended June 30, 2000 on the senior notes (and a the total of $142,603 for the year to date) was capitalized because the borrowed funds were used to finance construction of the Company's pilot manufacturing facility.

Net Loss. The Company incurred a net loss of $771,401 for the three months ended June 30, 2000, as compared to a loss of $1,412,360 for the three months ended June 30, 1999. The reduction in operating losses for the three months ended June 30, 2000, resulted primarily from the reduction in force and suspension of research and development, clinical trial and related production operations.

Net Operating Loss. The Company generated net operating loss carry-forwards for federal and state income tax purposes for the three months ended June 30, 2000. The Company has recorded a full valuation allowance against any deferred tax assets established for the carry-forwards.

NINE MONTHS ENDED JUNE 30, 2000, COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

Revenues. Revenues increased $1,298,859 to $1,314,224 for the nine months ended June 30, 2000, as compared to $15,365 for the nine months ended June 30, 1999. Revenues in the nine months ended June, 2000, were greater due to the proceeds from the sale of various patent properties in March, 2000.

Costs of Patents Sold. This cost represents the capitalized costs of the patents sold in March, 2000 and consist of the legal and associated patent prosecution costs. Upon the sale of the patents, these capitalized costs were recorded as an expense. All research and development costs associated with patents are expensed as incurred.

Research and Development Expenses. Research and development expenses decreased $792,395 to $1,875,074 for the nine months ended June 30, 2000, as compared to $2,667,469 for the nine months ended June 30, 1999. The decrease in expenses in the nine months ended June 30, 2000 was due primarily from a reduction in personnel expenses, research and development associated costs, and costs associated with the clinical development of the Clostridium difficile-Associated Disease ("CDAD") therapeutic antitoxin known as OPHD001. This reduction in force and associated program curtailment began in May, 2000 and continued through the end of the third fiscal quarter ending June 30, 2000.

General and Administrative Expenses. General and administrative expenses increased $2,287 to $1,352,147 for the nine months ended June 30, 2000, as compared to $1,349,860 for the nine months ended June 30, 1999. The change in expenses in the nine months ended June 30, 2000 resulted primarily from decreased general operating expenses offset by increased tax, legal and write downs associated with the curtailment of operations.

Interest Income and Expenses. Net interest income decreased $103,118 to $89,951 for the nine months ended June 30, 2000, as compared to $193,069 for the nine months ended June 30, 1999. The decrease in interest income in the nine months ended June 30, 2000, resulted from lower average cash balances offset in part by higher average interest rates during the nine months ended June 30, 2000.

Net Operating Loss. The company generated net operating loss carry-forwards for federal and state income tax purposes for the six months ended June 30, 2000. The Company has recorded a valuation allowance to reserve for net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through equity and debt financing and revenues consisting of payments received under collaborative agreements, federal research grants and patent sales. As of June 30, 2000, the Company had received $22,510,217 in net cash proceeds from the sale of equity. The Company's principal equity financings have occurred through its Initial Public Offering ("IPO"), and stock sold in private placements and to Eli Lilly & Co. In October 1999, the Company received the principal amount under the Senior Notes dated June 7, 1999 and associated warrants which provided $2,000,000 in aggregate.

Net cash used in operating activities was $1,209,118 for the nine months ended June 30, 2000, as compared with net cash used in operating activities of $3,426,510 for the nine months ended June 30, 1999. The decrease in cash used in operating activities is primarily attributable to the net proceeds from the sale of 5 patents and patent applications in March 2000, capitalization of expenses related to the design, engineering and construction of the new plant and increases in accounts payable and accrued expenses and decreased general and administrative expenses and research and development expenses. Net cash used in investing activities was $3,215,445 for the nine months ended June 30, 2000, as compared to $406,779 for the equivalent period one year earlier. The increase is principally attributable to construction of the Company's pilot manufacturing facility. Net cash provided in financing activities was $1,998,252 for the nine months ended June 30, 2000, as compared with cash used by financing activities of $5,100 for the equivalent period one year earlier. The change is primarily attributable to the issuance of debt and associated warrants in connection with the Senior Notes.

The Company suspended all research and development and related operations in May, 2000, and since that time has used, and continues to use, its remaining cash resources to support the marketing of its intellectual property and manufacturing assets, and its efforts to find a merger or development partner. During this period, the Company continues to incur certain operating and lease expenses which will consume available cash resources over time. If the Company cannot secure suitable buyers or a merger or development partner before exhausting its remaining cash resources, then the Company may seek the protection of state insolvency or federal bankruptcy law for the orderly liquidation of its assets, or the same may be imposed upon the Company by its creditors.


NET OPERATING LOSSES

The Company has not generated taxable income to date. At June 30, 2000, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $18,000,000. These carry-forwards expire beginning in 2007 if not utilized. At June 30, 2000, the Company has research and other federal tax credit carry-forwards of approximately $935,000 and Wisconsin carry-forwards of approximately $350,000. The Company has recorded a full valuation allowance against any deferred tax assets established for the carry-forwards.

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

          (d)     None

ITEM 3.   Defaults upon Senior Securities - None

ITEM 4.   Submission of Matters to a vote of Security Holders - None

ITEM 5.   Other Information

          On May 17, 2000, Mr. Rex J. Bates resigned from the board of directors of the Company. Mr. Bates tendered his resignation, voluntarily and without disputing any actions of the board of directors, to avoid any possible conflicts of interest in light of the Company's financial position and his status as significant creditor of the Company. Mr. Bates served on the Company's board of directors since 1992.

          Effective at the close of business on August 14, 2000, Dr. Douglas C. Stafford, a director and the Company's President and Chief Executive Officer, will resign his director and officer positions with the Company. Dr. Stafford tendered his resignation voluntarily and without disputing any actions of the board of directors. Dr. Stafford has been an officer of the Company since 1990 and a director since 1997.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits (see exhibit list)

                 (3) Reports on Form 8-K - Dates of Reports: May 16, 2000, May 19, 2000 and May 26, 2000

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

                         Ophidian Pharmaceuticals, Inc.
                                  (Registrant)



August 14, 2000                    By:  /s/ Douglas C. Stafford
                                        -----------------------
                                        Douglas C. Stafford
                                        President and Chief Executive Officer

August 14, 2000                    By:  /s/ Susan Maynard
                                        -----------------
                                        Susan Maynard
                                        Secretary