Form 10-K
period 2000-09-30
OPHIDIAN PHARMACEUTICALS INC
filed 2000-12-29
CIK 872947

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

                       FORM 10-K


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal
     Year ended September 30, 2000
OR

[ ]  Transition report pursuant to Section 13 or 15(d)
     of the Securities Exchange Act of 1934 For the
     transition period from        to

           Commission File Number 001-13835

            OPHIDIAN PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its Charter)

              Delaware                       39-1661164
     (State or Other Jurisdiction of         (IRS Employer
     Incorporation or Organization)          Identification No.)

   6320 Monona Drive, Suite 414, Madison, WI  53716
 (Address of Principal Executive Offices and Zip Code)

                    (608) 221-1192
 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

                   (Title of Class)
            Common Stock, $0.0025 par value
            Common Stock purchase warrants

Indicate by check mark whether the Registrant: (1)
filed all reports required to be filed by section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that
the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for
the past 90 days. Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 7, 2000, the aggregate market value of voting common equity held by non-affiliates of the Registrant (758,423 shares) was approximately $758,423.
The aggregate market value was computed by reference to the "Close" price of such common equity as of that date.

As of December 15, 2000, the Registrant had 1,158,249 shares of Common Stock issued and outstanding.

                        PART I

              FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for Ophidian
Pharmaceuticals, Inc. (hereafter, the "Company" or the
"Registrant") contains certain "forward-looking" statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those risks and uncertainties previously identified by the Company from time to time in the Company's prior filings with the Securities and Exchange Commission.
To the extent that statements in this Annual Report involve, without limitation, potential business combinations, expectations for growth, market value, dividends, or any other estimates or guidance on future periods, these statements are forward-looking statements. The Company's actual results may differ significantly from the results projected in the forward-looking statements. The Company assumes no obligation to update forward-looking statements.

ITEM 1.   BUSINESS

The Company was incorporated on November 10, 1989, and commenced business operations on January 17, 1990.
Primary business efforts were directed at the design, development and commercialization of cost effective therapeutic and diagnostic products for human and animal use, focusing principally on products for the prevention and treatment of infectious diseases. On
May 26, 2000, due to lack of financing, the Company's
Board of Directors took action to cease operations as a going concern, reducing the Company's workforce 80% by laying off research, development and operations personnel. Remaining management staff were retained for a reasonable time to wind down clinical trial and manufacturing operations and to continue efforts to actively seek potential commercial partners having strategic interests in markets served by the Company's products. Since mid-August, 2000, the Company has retained only one Board-appointed administrative staff member to execute operations. On August 28, 2000, the Company's Board of Directors adopted resolutions to approve an Asset Purchase Agreement (the "Sale
Agreement") with Promega Corporation ("Promega") and to effect the subsequent dissolution of the Company. On
September 1, 2000, the Company executed the Sale
Agreement with Promega to sell substantially all of its fixed assets for $1,250,000 cash, a $250,000 promissory note, and the assumption of a long-term debt of $2,000,000 (the "Asset Sale"). The promissory note is subject to any post-closing adjustments within 90 days of the closing, as set forth in the Sale Agreement.
Stockholders of the Company approved the Sale Agreement on November 9, 2000, and authorized the Board to effect the liquidation and dissolution of the Company pursuant to an approved Plan of Dissolution. The Asset Sale closed on November 16, 2000. The Company has begun the process of liquidation, and intends to distribute to stockholders in the first quarter of calendar year 2001 any cash assets remaining after payment of the Company's operational and accrued costs. In lieu of dissolution, the Company's Board of Directors is also considering proposed business combinations with operating companies by means of a merger, exchange or issuance of securities, or a similar business combination that presumably could add value to the stock held by remaining stockholders. In such an event, any costs associated with such a business combination would be borne by the proposer/operating company.

ITEM 2.   PROPERTIES

In June 1998, the Company exercised its five-year renewal option on a five-year lease entered into on January 1, 1993, with Promega Corporation for the facility it occupied at 5445 East Cheryl Parkway, Madison, Wisconsin. Mr. Linton was Chairman of the
Company's Board of Directors until March 23, 1999.  Mr.
Linton is also a stockholder of the Company and the Chairman, President and a stockholder of Promega
Corporation. This facility provided the Company with approximately 10,000 square feet of laboratory and office space. Following the end of the fiscal year ended September 30, 2000, and in connection with the Asset Sale, this lease was terminated in November 2000.
At that time the Company entered into a month-to-month lease for an office suite located at 6320 Monona Drive, Madison, WI 53716, from which all of the Company's remaining operations are conducted.

To accommodate the expansion of the Company's manufacturing operations, the Company also had leased, with an option to buy, facilities at 2617 Progress Road in Madison. For the period from July

1, 1999, to December 31, 1999, the lease provided for monthly rental payments on 24,429 square feet of production and office space of $8,301. For the period from January 1, 2000, to September 30, 2000, the lease provided for monthly rental payments of $12,362.58 on 38,231 square feet of production and office space. The Company's obligations under this lease were assumed by Promega Corporation in connection with the Asset Sale.

The Company also leased approximately 20,000 square feet of animal care facilities located in Jefferson
County, Wisconsin. These leases were terminated prior to or in connection with the Asset Sale, and the Company has no further outstanding obligations under these leases.

ITEM 3.   LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company or any of its property is currently subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended September 30, 2000.


                        PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED MATTERS

The Company's Common Stock is quoted on the OTC (Over-the-Counter) Bulletin Board and traded under the symbol, "OPHD"). The Company's Common Stock was previously traded on the NASDAQ SmallCap Market under the same symbol and on the Pacific Exchange under the symbol, "OPD" prior to its delisting from those exchanges. The Company's Common Stock was delisted from the NASDAQ SmallCap Market effective November 7,
2000, because the aggregate value of the public float fell below the NASDAQ requirement of $1,000,000. The
Company's Common Stock was delisted from the Pacific
Exchange effective November 10, 2000, based on the Company's announcement of stockholder approval of proposals to sell substantially all of the Company's assets and to authorize the Board of Directors to implement a plan to liquidate, wind up, and dissolve the Company.

The following table sets forth the range of high and low bid quotations or high and low sales prices for the Company's Common Stock from May 7, 1998, for each of the quarterly periods indicated as reported by the OTC
Bulletin Board or NASDAQ SmallCap Market, as applicable. Bid quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions.

     Quarter Ended     High        Low

     06/30/98      $ 41.000   $ 26.000
     09/30/98        30.500      8.000
     12/31/98        24.500      8.000
     03/31/99        14.000      7.000
     06/30/99        14.000      5.000
     09/30/99         9.000      1.000
     12/31/99         6.437      2.500
     03/31/00        20.000      3.000
     06/30/00         8.000      0.250
     09/30/00         1.609      0.375

The approximate number of record holders of the Registrant's Common Stock as of September 30, 2000, was
183. The Company estimates that as of such date there were more than 1,000 beneficial holders of the Company's Common Stock. The Company has never declared nor paid dividends on its Common Stock and does not intend to do so for the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

     Statements of Operations Data

                                    For the Years Ended September 30,
                        2000         1999         1998         1997         1996

Revenues          $1,668,534   $   26,965   $  322,565   $  671,881   $  321,444
Operating Expenses
  Cost of Patents
   Sold               83,481        -----        -----        -----       ------
  Research &
   Development     2,213,385    3,354,818    2,946,814    2,432,102    1,339,048
  General &
   Administrative  1,417,945    1,833,209    1,819,227    1,005,797    1,119,409
  Impairment
   Charge (A)      2,066,907        -            -            -            -
                  ----------   ----------   ----------   ----------   ----------

Total Operating
  Expenses         5,781,718    5,188,027    4,766,041    3,437,889    2,458,457
                  ----------   ----------   ----------   ----------   ----------
Operating Loss   (4,113,184)  (5,161,062)  (4,443,476)  (2,766,018)  (2,137,013)

Investment Income,
  net                124,511      302,845      292,695      281,483       50,761
Interest Expense   (285,714)      (1,862)      (2,085)      (2,800)      (3,320)
                ----------------------------------------------------------------

Net Loss        $(4,274,387) $(4,860,079) $(4,152,866) $(2,487,335) $(2,089,572)
                ================================================================

Net Loss Per Share
  Basic & Diluted    $(3.69)      $(4.21)      $(4.14)      $(2.76)      $(2.73)

Note A: See Note 1, page F-7, to attached Financial Statements for explanation of Impairment Charge.


     Balance Sheet Data
                                            At September 30,

                        2000*        1999         1998         1997         1996
Cash &
 Equivalents      $  534,097  $ 3,416,490  $ 8,688,162  $ 3,547,036  $ 3,276,339
Working Capital         N.A.    3,217,910    8,522,325    3,812,539    3,328,103
Total Assets       4,163,102    6,822,126   11,354,118    5,975,606    5,247,761
Long-Term
 Obligations       2,009,900        9,687       12,069       17,956       33,914
Accumulated
 Deficit                N.A. (16,312,578) (11,452,499)  (7,299,633)  (4,812,298)
Total
 Stockholders'
 Equity                 N.A.    6,186,634   10,617,713    5,397,956    4,743,260

* Represents Statements of Net Assets in Liquidation prepared on a liquidation basis of accounting. See Note 1 to attached
     Financial Statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated in November, 1989, and operated as a development stage corporation focused on the research, development and commercialization of cost effective therapeutic products for human and animal use, and principally on products for human disease prevention and treatment. The Company has financed its operations since inception primarily through the sale of equity, debt, and revenues consisting of payments received under collaborative agreements and federal research grants. The

Company's principal sales of equity have occurred through private placement stock offering activities completed in January 1990, December 1992, June 1993, and October 1996, through collaborative agreements with Eli Lilly and Company between June 1996 and September 1998, and from its initial public offering in May 1998. On June 7, 1999, the Company entered into an agreement with Rex J.
Bates, then a Director, and Davis U. Merwin, a shareholder, according to which the Company received
$2,000,000 on October 14, 1999 in return for 10% promissory notes with warrants. On September 20, 1999, the Company effected a 1 for 8 reverse stock split in an effort to add value to declining stock prices. On
March 28, 2000 the Company sold five patents and patent applications for $1.3 million. The patents sold were unrelated to the Company's core research and development programs.

Except for the fiscal year ended September 30, 1993, the Company has been unprofitable every year since inception. As of September 30, 2000, and prior to applying the liquidation basis of accounting, the Company had an accumulated deficit of $20,586,965 and for the year ended September 30, 2000, ("Fiscal 2000"), incurred a net loss of $4,274,387. In an effort to conserve cash, the Company curtailed all other development activity during calendar year 1999 and focused all resources on the ongoing clinical testing of its lead product for the treatment of intestinal disease, OPHD 001.
Clinical trial sites were established at well known hospitals and medical centers throughout the United
States. Unfortunately, an adequate number of individuals affected with the disease did not meet the selection criteria to be included in the studies and sufficient data to reach any definitive conclusions could not be collected in a reasonable time period.
The clinical trials for OPHD 001 were terminated in May, 2000. The Company also invested considerable resources in building a pilot plant manufacturing facility, designed to take over activities previously carried out by expensive contract manufacturers who have since stopped all contract manufacturing activities. An extensive, worldwide search for a contract manufacturer capable of producing bulk drug product for use in clinical trials using Ophidian's technology resulted in the conclusion that no such facilities existed. For this reason, the Company believed that, with the construction of a pilot manufacturing facility, it would be able to secure contract manufacturing agreements to help offset operating costs until commercialization of its products.

Despite extraordinary efforts to attract potential commercial partners having strategic interests in markets served by Ophidian's products or to secure additional investment capital through private equity or debt transactions, the Company was unsuccessful in securing enough additional capital to support its business objectives. On May 26, 2000, due to lack of financing, the Company's Board of Directors took action to cease operations as a going concern, reducing the Company's workforce 80% by laying off research, development and operations personnel. Remaining managment staff were retained for a reasonable time to wind down clinical trial and manufacturing operations and to continue efforts to actively seek potential commercial partners having strategic interests in markets served by the Company's products. Since mid-August, 2000, the Company has retained only one Board-appointed administrative staff member to execute operations. On
August 28, 2000, the Company's Board of Directors adopted resolutions to approve an Asset Purchase Agreement (the
"Sale Agreement") with Promega Corporation ("Promega") and to effect the subsequent dissolution of the Company. On
September 1, 2000, the Company executed the Sale Agreement with Promega to sell substantially all of its fixed assets for $1,250,000 cash, a $250,000 promissory note, and the assumption of a long-term debt of $2,000,000 (the "Asset Sale").
The promissory note is subject to any post-closing adjustments within 90 days of the closing, as set forth in the Sale Agreement. Stockholders of the Company approved the Sale Agreement on November 9, 2000, and authorized the Board to effect the liquidation and dissolution of the Company pursuant to an approved
Plan of Dissolution.  The Asset Sale closed on November 16, 2000.
The Company has begun the process of liquidation, and intends to distribute to stockholders in the first quarter of calendar year
2001 any cash assets remaining after payment of the Company's operational and accrued costs. In lieu of dissolution, the Company's Board of Directors is also considering proposed business combinations with operating companies by means of a merger, exchange or issuance of securities, or a similar business combination that presumably could add value to the stock held by remaining stockholders. In such an event, any costs associated with such a business combination would be borne by the proposer/operating company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

It is the Company's opinion that there is no material interest rate risk as all investments are short term with specific guidelines as to approved securities, maturity restrictions, and credit standards.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements and Supplementary
Data required by this item are listed in Item 14 and included in this document at pages F-1 to F-15.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None


                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of the Company, and their ages as of November 30, 2000, are as follows:

Name                        Age       Position(s)

Dr. Douglas Stafford (1)    45        Former President, Chief Executive
                                      Officer, & Director
Dr. Peter Model (2)         67        Director, Chairman of the Board
Dr. Joseph R. Firca (3)     56        Former Vice President, Research and
                                      Development
Mr. Donald L. Nevins (3)    62        Former Vice President, Finance,
                                      Treasurer, Chief Financial Officer
Ms. Susan P. Maynard        50        Secretary, Manager
Dr. Margaret B. van Boldrik 44        Director, Vice President
Dr. W. Leigh Thompson (2)   62        Director

(1)  Resigned from all positions with the Company effective August 14, 2000.
(2)  Member of Audit Committee.
(3)  Terminated from all positions with the Company effective May 26, 2000.

Dr. Douglas C. Stafford has served as President and
Chief Executive Officer of the Company since January
1995. Dr. Stafford served as the Company's President and Chief Operating Officer from August 1990 to January
1995.  In May 1997, Dr. Stafford joined the Company's
Board of Directors. In connection with the decision of the Board of Directors to terminate most of the Company's employees, sell substantially all of the Company's assets, and dissolve the Company, Dr.
Stafford resigned his positions as President, Chief
Executive Officer and Director effective August 14, 2000.

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

Dr. Joseph Firca has served as the Company's Vice
President, Research and Development since July 1992.
Dr. Firca was terminated effective May 26, 2000, in connection with the Board's decision to terminate most of the Company's employees and suspend all further operations.

Mr. Donald L. Nevins joined the Company as Vice
President, Finance, and Chief Financial Officer in
November 1997. Mr. Nevins' positions were terminated effective May 26, 2000, in connection with the Board's decision to terminate most of the Company's employees and suspend all further operations.

Ms. Susan P. Maynard joined the Company in 1993 and has served as Secretary since March 1999. Since the termination of most of the Company's employees in late
May 2000, and the resignation of the Company's Chief
Executive Officer in August 2000, Ms. Maynard has served as the only full-time employee of the Company, responsible for all remaining administrative and management functions. Prior to assuming those responsibilities, Ms. Maynard served the functions of human resources administration, business management, shareholder relations and facilities management. Ms.
Maynard was previously employed at the University of Wisconsin-Madison as the Administrative Program Manager for the Laboratory of Molecular Biology. There, she managed broad-based programs to support research operations, including federal grant administration, budget development and administration, human resources management, and information systems management. She was also responsible for managing Ph.D. and undergraduate degree programs in Cell and Molecular
Biology, which included coordinating activities for 120
students and 160 faculty members located in 40 different departments and 6 different colleges on campus. In recognition for her excellence of service, the University conferred indefinite appointment status
(administrative tenure) for her position. Numerous courses and seminars complement Ms. Maynard's experience in Human Resources Law, Business
Administration, Effective Leadership, Total Quality
Management and Business Writing.

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

  BOARD OF DIRECTORS COMMITTEES AND OTHER INFORMATION

The Company's directors serve staggered three year terms and hold office until the third annual meeting of stockholders of the Company following their election to the Board and until their respective successors have been qualified and elected. Officers are elected by, and serve at the discretion of, the Board of Directors.

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

                 DIRECTOR COMPENSATION

Non-employee Directors of the Company are paid $1,000 per regularly scheduled meetings and $500 per significant telephonic meetings of the Board of Directors, which amounts are payable in cash or in shares of common stock of the Company. Dr. Thompson does not receive compensation as Director of the Company but receives compensation as a consultant. See
"Consultant Compensation;" under Item 11, below.

         EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has entered into agreements with all of its current and former employees, including Drs. Stafford, Firca, Ms. Maynard, and Mr. Nevins, concerning ownership of intellectual property. These agreements prohibit competition with the Company during and for a term of one year after termination of, employment with the Company. They obligate each employee to keep confidential the trade secrets and other proprietary information of the Company, and employees are required to disclose and assign to the Company all of their discoveries and inventions and any and all patent rights therein.

Effective June 1, 1997, the Company entered into an employment agreement with Dr. Douglas Stafford, President and Chief Executive Officer of the Company, for a three-year term. Pursuant to such agreement,

Dr. Stafford received an annual base salary of $180,000 subject to annual review and increase by mutual agreement. Dr. Stafford resigned from the Company effective August 14, 2000.

Effective June 1, 1997, the Company entered into an employment agreement with Dr. Joseph Firca, Vice
President, Research and Development of the Company, for a three-year term. Pursuant to such agreement, Dr.
Firca receives an annual base salary of $154,000.  Dr.
Firca's position was terminated by the Company effective May 26, 2000.

Effective November 6, 1997, the Company entered into an employment agreement with Donald L. Nevins, Vice
President, Treasurer, Finance, and Chief Financial
Officer. Mr. Nevins assumed his duties with the Company
December 1, 1997. Mr. Nevins received an annual base salary of $110,000. Mr. Nevins' positions were terminated by the Company effective May 26, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during Fiscal 2000, 1999, and 1998 by the Company's President and Chief Executive
Officer and all other corporate officers earning in excess of $100,000 annually.

              Summary Compensation Table

                              Annual Compensation Long Term Compensation

Name & Principal Position         Year  Salary    Bonus   Common Stock Options

Dr. Douglas Stafford (1)          2000  $131,950     -           ------
  President & C.E.O.              1999  $179,517     -           ------
                                  1998  $179,517  $25,000        ------

Dr. Joseph Firca (2)              2000  $ 80,035     -           ------
  VP, Research & Development      1999  $156,272  $20,000        ------
                                  1998  $139,624     -           ------

Donald L. Nevins (3)              2000  $ 68,414     -           ------
  VP, Finance, Treasurer & CFO    1999  $109,705     -           ------
                                  1998  $115,781     -           ------

(1) Dr. Stafford resigned as President and Chief Executive Officer of the Company as of August 14, 2000.
(2) Dr. Firca's position was terminated by the Company effective May 26, 2000.
(3) Mr. Nevins's positions were terminated by the Company effective
    May 26, 2000.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
           AND FISCAL YEAR-END OPTION VALUES

The following table sets forth certain information regarding the value of exercised and unexercised stock options held by each of the named Executive Officers as of September 30, 2000. None of the named Executive
Officers exercised options to purchase Common Stock during the fiscal year ended September 30, 2000.

                         Common Stock                Value of Unexercised
                         Underlying Unexercised      In-the-Money Options
                         Options at 9/30/2000        at 9/30/2000 (1)

     Name             Exercisable  Unexercisable  Exercisable  Unexercisable

Dr. Douglas Stafford    10,000          0           24,735         $0

(1) The value of the options is based upon ;the difference between the exercise price and the closing price of the stock on September 30, 2000.

                CONSULTANT COMPENSATION

Dr. Thompson receives $2,400 per day plus expenses for his services as a consultant payable in cash or in common stock of the Company, in any event not to exceed
10,000 shares in aggregate.  For Fiscal 2000, Dr.
Thompson received $12,700.

                  STOCK OPTION PLANS

The Company had a 1990 Incentive Stock Option
Plan, which expired in 2000, the Company currently has a 1992 Employee Stock Option Plan, and a 1998 Incentive Stock Option Plan (collectively, the "Stock Option Plans") in force for its employees, advisors and directors. The 1998 Incentive Stock Option Plan was adopted by stockholders on March 23, 1999, to supplement the 1990 Incentive Stock Option Plan. The Stock Option Plans provide for the grant of options to purchase shares, in the case of the 1992 Employee Stock Option Plan, at a value determined by the Stock Option Committee, and in the case of the 1990 and 1998 Incentive Stock Option
Plans, at not less than fair market value as of the date options are granted. The Stock Option Plans are administered by a committee ("Stock Option Committee") made up of at least two members of the Company's Board of Directors who are not officers, employees, or consultants of the Company. On December 1, 1992, by a vote of stockholders, the number of shares available for employee stock options was increased by 25,000 shares, for a total of 82,145. On March 23, 1999, the stockholders voted to adopt the 1998 Incentive Stock
Option Plan and to increase the number of shares available for stock options by 39,730 shares, for a total of 121,875.

As of November 30, 2000, the Company has entered into stock option agreements granting Mr. Model the option to purchase 669 shares at an exercise price of $44.00 per share. The option vested upon one year of service following January 10, 1997, and may be exercised only prior to January 10, 2007. A second agreement with Dr. Model granted him the option to purchase 1,250 shares at an exercise price of $3.50 per share, which option vested upon award and may only be exercised prior to November 4, 2009. The Company has entered into a third agreement with Dr. Model granting him the option to purchase an additional 625 shares at an exercise price of $8.44 per share. The option will vest upon one year of service following March 21, 2000, and may only be exercised prior to March 21, 2010. The Company has entered into an agreement granting Dr. Thompson the option to purchase
665 shares at an exercise price of $36.00 per share. The option vested upon one year of service following January 12, 1996, and may only be exercised prior to January 12, 2006.
A second agreement with Dr. Thompson granted him the option to purchase 625 shares at an exercise price of $44.00 per share, which vested upon one year of service from January 10, 1997, and may be exercised by January 10, 2007. The Company entered into a third Stock Option Agreement with Dr. Thompson granting him the option to purchase 1,250 shares at an exercise price of $3.50, which option vested upon award and may only be exercised prior to November 4, 2009. Finally, the Company has entered into a fourth agreement with Dr. Thompson granting him the option to purchase an additinal 625 shares at an exercise price of $8.44 per share. The option will vest upon one year of service following March 21, 2000, and may only be exercised prior to March 21, 2010. The Company has also entered into an agreement granting Ms. Maynard the option to purchase 2,224 shares at an exercise price of $3.50 per share, which vested upon award and may only be exercised prior to November 4, 2009.

                401(K) RETIREMENT PLAN

The Ophidian Pharmaceuticals, Inc. 401(k) Retirement
Plan (the Plan) covered all employees of the Company.
Employees become eligible to participate in the Plan after six months of service or 1,000 hours of continuous service and may contribute up to 15% of their compensation to a ceiling of $10,500 in calendar year 2000. The Company may make matching contributions at a discretionary percentage. No matching contributions were made for the fiscal years ended September 30, 2000, 1999, or 1998. The Plan was terminated on October 6, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's securities as of December 15, 2000, by
(a) each person known by the Company to be the beneficial owner of more than 5% of any class of the Company's securities, (b) the directors of the Company,
(c) the executive officers of the Company, and (d) all directors and executive officers as a group. As of December 15, 2000, a total of 1,158,249 shares of the Company's Common Stock, 241,636 of the Company's Common
Stock ($7.32) Purchase Warrants, and 125,000 of the
Company's Common Stock ($2.00) Purchase Warrants were issued and outstanding.

                                               Number of                Number of
                       Number of                 $7.32                    $2.00
                         Shares                 Warrants                 Warrants
Name and Address of   Beneficially Percentage Beneficially Percentage Beneficially Percentage
 Beneficial Owner       Owned(1)     Owned      Owned(2)     Owned      Owned(2)     Owned
Dr. Margaret B.
 van Boldrik(3)         167,350      14.4
Steven N. Bronson(4)    174,552      15.1
Dr. Peter Model(5)       68,190       5.9        5,625        2.3
Mr. William A.
 Linton(6)               64,125       5.5
Mr. Rex J. Bates(7)      53,361       4.6        1,144          *       500,000      50.0


Mr. Davis U. Merwin      48,643       4.2        1,144          *       500,000      50.0
Dr. W. Leigh Thompson(8)  2,630         *
Ms. Susan P. Maynard(9)   2,286         *
All Directors and
 Officers as a Group
 (4 persons)(10)(11)    240,456      20.8        7,913        3.3     1,000,000     100.0


     *Less than 1%.

(1) Includes ownership of shares of Common Stock plus options exercisable within 60 days of December
     15, 2000. Shares of Common Stock subject to outstanding options are deemed outstanding for purposes of computing the percentage of ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership for any other persons.

(2) The exercise prices listed reflect the original exercise prices for these warrants prior to the eight-for-one reverse split of the Company's Common Stock effective September 20, 1999 (the "Reverse Split").
     Following the Reverse Split, and pursuant to the underlying warrant agreements governing the exercise and other terms of the Company's warrants, the per share exercise prices are now $55.615 and $16.00, respectively, for the $7.32 and $2.00 Common Stock purchase warrants.

(3)  Dr. van Boldrik's beneficial ownership includes
     156,100 shares owned by Dr. van Boldrik, 5,625 shares held by the Willem Erin Samburu Carroll van Boldrik Trust A and 5,625 shares held by the Jan Patrick Jabiru
     van Boldrik Carroll Trust A.   Dr. van Boldrik is the
     sole trustee for both trusts.

(4)  Includes 157,352 shares held by Catalyst
     Financial LLC, of which Mr. Bronson is the president and sole member and may be deemed to have voting and investment power over the shares.

(5)  Includes 56,875 shares held by the Model
     Charitable Lead Trust and Peter Model Trust II, for which Dr. Model is one of two co-trustees, and options to purchase 668 shares currently vested in the 1992 Stock Option Plan, which options expire in January 2007, and options to purchase 1,250 shares currently vested in the 1992 Stock Option Plan, which options expire in November 2009.

(6)  Includes 32,813 shares owned by Promega
     Corporation of which Mr. Linton is Chairman,
     President, and Chief Executive Officer and may be deemed to have voting and investment power over the shares.

(7) Includes (a) options to purchase 3,125 shares currently vested in the 1992 Stock Option Plan, which options expire in July 2006; (b) options to purchase 625 shares currently vested in the 1992
     Stock Option Plan, which options expire in January
     2006; (c) options to purchase 625 shares currently vested in the 1992 Stock Option Plan, which options expire in January 2007; and (d) options to purchase
     1,250 shares currently vested in the 1992 Stock
     Option Plan, which options expire in November 2009.

(8) Includes (a) options to purchase 665 shares currently vested in the 1992 Stock Option Plan, which options expire in January 2006; (b) options to purchase 625 shares currently vested in the 1992
     Stock Option Plan, which options expire in January
     2007; and (c) options to purchase 1,250 shares currently vested in the 1992 Stock Option Plan, which options expire in November 2009.

(9) Includes options to purchase 2,224 shares currently vested in the 1998 Incentive Stock Option
     Plan, which options expire in November 2009.

(10) Address is 6320 Monona Drive, Madison,
     Wisconsin  53716.

(11) Includes options to purchase a
     total of 6,682 shares, which options have vested, or will vest, within 60 days of December 15, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN TRANSACTIONS

Under the terms of a Stock Warrant granted to Fitchburg
Research Park Associates Limited Partnership ("FRPA")
(the "FRPA Warrant") by the Company on January 17,
1990, designed to protect FRPA against dilution of its holdings in the Company due to the issuance of shares to employees of the Company pursuant to the Company's
Stock Option Plans, FRPA is entitled to purchase one share for every four shares issued to employees pursuant to the Plans. Under the terms of the FRPA
Warrant, FRPA could purchase a maximum of 14,286 shares, however, at September 30, 2000, FRPA was entitled to purchase only 131 shares. The exercise price under the FRPA Warrant is $.02 per share.

On June 7, 1999, the Company entered into separate
Promissory Note and Loan Agreements with Rex J. Bates, a director and stockholder, and Davis U. Merwin, a stockholder, whereby the Company borrowed $2.0 million on October 14, 1999, pursuant to ten-year, 10%, promissory notes with warrants. The assets of the Company secure the notes. Interest on the notes for the first three years is payable in Common Stock of the Company at the then market value and thereafter in cash. The warrants for the purchase of 125,000 shares of Common Stock are excercisable for five years at $16.00 per share.

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

  1.   List of Financial Statements.

       The following financial statements of Ophidian
       Pharmaceuticals, Inc. and Report of Ernst & Young
       LLP, Independent Auditors, are included in this report:

       Report of Ernst & Young LLP, Independent Auditors.
       Statement of Net Assets in Liquidation at September 30, 2000. Balance Sheet - September 30, 1999.
       Statements of Operations - Fiscal Years ended September 30
          2000, 1999, and 1998.
       Statements of Shareholders' Equity - Fiscal Years ended September 30
          2000, 1999, and 1998.
       Statements of Cash Flows - Fiscal Years ended September 2000,
          1999, and 1998.
       Notes to Financial Statements.

  2.   List of all Financial Statement Schedules.

       All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  3.   List of Exhibits Required by Item 601 of Regulation S-K.

       See item 14(c) below.

(b) No Reports on Form 8-K were filed by the Company during the last fiscal quarter covered by this Report.

(c) Exhibits required by Item 601 of Regulation S-K.
The following exhibits are filed as a part of, or incorporated by reference into, this Report:

Number  Description

 3.1 Certificate of Incorporation, filed as Exhibit C to the Company Proxy Statement, filed on February 23, 1999 (the
        "Proxy Statement"), and hereby incorporated by reference.

 3.2    Company Bylaws, filed as Exhibit D to the Proxy
        Statement and hereby incorporated by reference.

 3.3    Certificate of Amendment of Certificate of
        Incorporation, filed as Exhibit A to the Company's Proxy
        Statement, filed on June 29, 1999, and hereby incorporated by reference.

 4.1 Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, as amended, effective May 7, 1998, Registration Number 333-
        33219 (the "Registration Statement"), and hereby incorporated by reference.

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

 10.9   Lease for 2617 Progress Road, Madison, WI, dated June 9,
        1999, between the Company and Progress Holdings, LLC, filed as Exhibit 10.11 to the Company's Form 10-Q for the period ended June 30,

        1999, and hereby incorporated by reference.

10.10 Asset Purchase Agreement dated as of September 1, 2000, by and between the Company and Promega Corporation, filed as Exhibit A to the Company's Definitive Proxy
        Statement filed on October 10, 2000, and hereby incorporated by reference.

10.11   Form of Promissory Note and Loan Agreement, dated June
        7, 1999, among the Company, Rex J. Bates, and Davis U.
        Merwin, filed as Exhibit 10.12 to the Company's Form 10-
        Q for the period ended June 30, 1999, and hereby incorporated by reference.

 27.0   Financial Data Schedule.

                      Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 29th day of December 2000.

                                     Ophidian Pharmaceuticals, Inc.


December 29, 2000               By:  /s/ Susan P. Maynard
                                     --------------------------------
                                     Secretary and Manager

Pursuant to the requirements of the Securities Exchange
Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

December 29, 2000               By:  /s/ Peter Model
                                     --------------------------------
                                     Peter Model
                                     Director & Chairman of the Board


December 29, 2000               By:  /s/ Margaret van Boldrik
                                     --------------------------------
                                     Director & Vice President


December 29, 2000               By:  /s/ Susan P. Maynard
                                     --------------------------------
                                     (acting Principal Financial Officer
                                     and Principal Accounting Officer)

            Ophidian Pharmaceuticals, Inc.

                 Financial Statements

        Years ended September 30, 2000 and 1999


                       Contents

Report of Independent Auditors                           F-1

Financial Statements

Statement of Net Assets in Liquidation                   F-2
Balance Sheet                                            F-3
Statements of Operations                                 F-4
Statements of Shareholders' Equity                       F-5
Statements of Cash Flows                                 F-6
Notes to Financial Statements                            F-7

            Report of Independent Auditors

Board of Directors
Ophidian Pharmaceuticals, Inc.

We have audited the statement of net assets in liquidation of Ophidian Pharmaceuticals, Inc. (the
Company) as of September 30, 2000. In addition, we have audited the accompanying balance sheet of the Company as of September 30, 1999, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended
September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, on August 28, 2000 the Company's Board of Directors adopted a resolution to approve dissolution of the Company. Subsequently, on November 9, 2000, the stockholders of the Company approved such plan of liquidation, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to September 30, 2000, from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Company as of September 30, 2000, the financial position of the Company at September 30, 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph.



Milwaukee, Wisconsin              Ernst & Young LLP
December 1, 2000

            Ophidian Pharmaceuticals, Inc.

        Statement of Net Assets in Liquidation

                 September 30, 2000

Assets
Cash and cash equivalents                        $  534,097
Prepaid expenses and other                            9,005
Equipment and leasehold improvements, net         2,641,250
Patents, net                                        978,750
                                               ---------------
Total assets                                      4,163,102

Liabilities
Accounts payable                                    133,481
Accrued expenses and other obligations              455,971
Long-term debt (Note 2)                           2,000,000
Capital lease obligations (Note 3)                    9,900
                                               ---------------
Total liabilities                                 2,599,352
                                               ---------------
Net assets in liquidation                        $1,563,750
                                               ===============

            Ophidian Pharmaceuticals, Inc.

                    Balance Sheet

                  September 30, 1999

Assets
Current assets:
  Cash and cash equivalents                                $ 3,416,490
  Accounts receivable                                            4,112
  Prepaid expenses and other                                    68,803
                                                          ---------------
Total current assets                                         3,489,405

Other assets                                                   224,543
Deferred financing fee (Note 2)                                400,000

Equipment and leasehold improvements (Note 3):
  Manufacturing equipment                                    1,086,070
  Laboratory equipment                                         663,047
  Furniture and fixtures                                       115,225
  Office equipment                                              50,071
  Leasehold improvements                                        65,095
  Construction in progress                                      70,607
                                                          ---------------
                                                             2,050,115
  Accumulated depreciation                                     860,732
                                                          ---------------
Net equipment and leasehold improvements                     1,189,383

Patents, net of accumulated amortization of $67,977          1,518,795
                                                          ---------------
Total assets                                               $ 6,822,126
                                                          ===============

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                         $   175,871
  Accrued expenses and other obligations                        93,063
  Current portion of capital lease obligations (Note 3)          2,561
                                                          ---------------
Total current liabilities                                      271,495

Capital lease obligations (Note 3)                               9,687
Deferred revenue (Note 7)                                      354,310
Shareholders' equity (Notes 4, 5 and 6):
  Common stock, $0.0025 par value, 22,400,000 shares
   authorized, 1,155,047 shares issued and outstanding           2,888
  Additional paid-in capital                                22,496,324
  Accumulated deficit                                      (16,312,578)
                                                          ---------------
Total shareholders' equity                                   6,186,634
                                                          ---------------
Total liabilities and shareholders' equity                 $ 6,822,126
                                                          ===============

            Ophidian Pharmaceuticals, Inc.

               Statements of Operations


                                       Year ended September 30
                                  2000          1999          1998
Revenues:
  Sale of patents             $ 1,300,000    $        -    $        -
  Other revenues                  368,534        26,965       322,565
                             ------------------------------------------
Total revenues                  1,668,534        26,965       322,565

Operating expenses:
  Cost of patents sold             83,481             -             -
  Research and development      2,213,385     3,354,818     2,946,814
  General and administrative    1,417,945     1,833,209     1,819,227
  Impairment charge (Note 1)    2,066,907             -             -
                             ------------------------------------------
Total operating expenses        5,781,718     5,188,027     4,766,041
                             ------------------------------------------
Operating loss                 (4,113,184)   (5,161,062)   (4,443,476)

Other income (expense):
  Investment income, net          124,511       302,845       292,695
  Interest expense               (285,714)       (1,862)       (2,085)
                             ------------------------------------------
                                 (161,203)      300,983       290,610
                             ------------------------------------------
Net loss                      $(4,274,387)  $(4,860,079)  $(4,152,866)
                             ==========================================

Basic and diluted net loss
 per share                         $(3.69)       $(4.21)       $(4.14)

            Ophidian Pharmaceuticals, Inc.

          Statements of Shareholders' Equity

                                                         Accumulated
                            Common Stock    Additional      Other
                         -----------------   Paid-In    Comprehensive Accumulated
                         Shares  Par Value   Capital        Income      Deficit      Total
Balance at
September 30, 1997       910,915    $2,278  $12,696,334    $(1,023)  $(7,299,633) $ 5,397,956
  Common stock
   issued for
   consulting
   services at
   $44 per share             327         1       14,374          -             -       14,375
  Common stock
   issued for
   cash at $44
   per share             241,636       604    9,356,621          -             -    9,357,225
  Net unrealized
   gain on
   available-for-
   sale securities             -         -            -      1,023             -        1,023
  Net loss                     -         -            -          -    (4,152,866)  (4,152,866)
                                                                                  ------------
   Comprehensive loss          -         -            -          -             -   (4,151,843)
                       -----------------------------------------------------------------------
Balance at
September 30, 1998     1,152,878     2,883   22,067,329          -   (11,452,499)  10,617,713
  Common stock issued
   for consulting
   services at a
   range of $5.75 per
   share to $44 per
   share                   2,169         5       28,995          -             -       29,000
  Issuance of warrants
   in connection with
   a loan agreement            -         -      400,000          -             -      400,000
  Net loss                     -         -            -          -    (4,860,079)  (4,860,079)
                       -----------------------------------------------------------------------
Balance at
September 30, 1999     1,155,047     2,888   22,496,324          -   (16,312,578)   6,186,634
  Common stock issued
   for consulting
   services at a range
   of $2.875 per share
   to $8.438 per share     3,198         8       13,001          -             -       13,009
  Net loss                     -         -            -          -    (4,274,387)  (4,274,387)
                       -----------------------------------------------------------------------
Balance at
September 30, 2000     1,158,245    $2,896  $22,509,325  $       -  $(20,586,965)  $1,925,256
                       =======================================================================

            Ophidian Pharmaceuticals, Inc.

               Statements of Cash Flows


                                               Year ended September 30
                                           2000          1999         1998
Operating activities
Net loss                               $(4,274,387)  $(4,860,079) $(4,152,866)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization            352,699       354,514      147,264
  Loss on sale of investments                    -             -          588
  Common stock issued for consulting
   services                                 13,009        29,000       14,375
  Impairment charge                      2,066,907             -            -
  Amortization of debt discount             38,494             -            -
  Changes in operating assets and
   liabilities:
    Accounts receivable, prepaid
     expenses and other                     63,910       (73,583)      62,351
    Accounts payable                       (42,390)      (65,271)      (4,954)
    Accrued expenses and other
     obligations                           362,908       (37,405)      24,966
    Deferred revenue                      (354,310)        7,423      155,241
                                       ---------------------------------------
Net cash used in operating activities   (1,773,160)   (4,645,401)  (3,753,035)

Investing activities
Proceeds from sale of available-for-
 sale securities                                 -             -      360,023
Purchases of equipment and leasehold
 improvements                           (3,062,569)     (464,295)    (591,547)
Expenditures for patents and
 other assets                              (44,316)     (156,316)    (215,042)
                                       ---------------------------------------
Net cash used in investing activities   (3,106,885)     (620,611)    (446,566)

Financing activities
Proceeds from issuance of common stock           -             -    9,357,225
Proceeds from long-term debt             2,000,000             -            -
Payments on capital lease obligations       (2,348)       (5,660)     (16,498)
                                       ---------------------------------------
Net cash provided by (used in)
 financing activities                    1,997,652        (5,660)   9,340,727
                                       ---------------------------------------

Net increase (decrease) in cash
 and cash equivalents                   (2,882,393)   (5,271,672)   5,141,126
Cash and cash equivalents at
 beginning of period                     3,416,490     8,688,162    3,547,036
                                       ---------------------------------------
Cash and cash equivalents at
 end of period                         $   534,097   $ 3,416,490  $ 8,688,162
                                       =======================================

Supplemental disclosure of cash
 flows information -
  Cash paid for interest               $    47,381   $     1,862  $     2,085

Supplemental disclosure of noncash
financing transactions:
  Common stock issued for
   consulting services                 $    13,009   $    29,000  $    14,375
  Issuance of warrants in connection
   with a loan agreement               $         -   $   400,000  $         -

            Ophidian Pharmaceuticals, Inc.

            Notes to Financial Statements

                 September 30, 2000


1. Description of Business and Significant Accounting Policies

Description of Business

Ophidian Pharmaceuticals, Inc. (the Company) was incorporated on November 10, 1989, and began operations on January 17, 1990. The Company has been dedicated to the research, development and commercialization of therapeutic and diagnostic products for human and animal use. The Company's business has been directed to numerous areas of disease but has focused principally on products for infectious disease prevention and treatment. The Company has not received any revenues from the sale of FDA licensed products to date.

On May 26, 2000, the Company terminated its research and development activities due to a lack of financing.
On September 1, 2000, the Company executed an agreement
(Sales Agreement) to sell substantially all equipment, leasehold improvements and intellectual property to Promega Corporation (Promega) for $1,250,000 cash, a
$250,000 promissory note due within 90 days of the sale and assumption of long-term debt of $2,000,000.
Shareholders of the Company approved the Sales
Agreement on November 9, 2000, and the sale was consummated on November 16, 2000. The $250,000 promissory note is subject to adjustment for any post-closing adjustments, as defined. Through December 1, 2000, the Company and Promega have agreed to an adjustment reducing the promissory note by $80,000. The
Company recorded an impairment charge of $2,066,907 at September 30, 2000, for the difference between the consideration to be received and the net book value of the equipment, leasehold improvements and intellectual property to be sold.

On August 28, 2000, the Company's Board of Directors adopted a resolution to approve the dissolution of the Company. After approval of the dissolution by the shareholders of the Company on November 9, 2000, the Company has begun the process of liquidation.
Accordingly, because the liquidation was imminent, the Company changed its basis of accounting to the liquidation basis of accounting effective as of September 30, 2000. Prior period financial statements were not restated.

1. Description of Business and Significant Accounting
Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents, consisting of commercial paper, treasury and commercial notes, repurchase agreements and money market funds, totaled
$509,880 and $3,354,972 at September 30, 2000 and 1999,
respectively.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost in 1999 and fair value in 2000 based on the amount to be received from Promega. Depreciation of equipment and leasehold improvements was provided over the estimated useful lives of the assets, generally five years, using the straight-line method.

Patents

Patents, which are stated at cost in 1999 and fair value in 2000 based on the amount to be received from Promega, were amortized on a straight-line basis over the estimated useful life of the patents.

Revenue Recognition

Revenues on cost-reimbursement contracts under awarded research grants was recognized as revenue as the associated costs were incurred by the Company.

Research and Development

Research and development costs were expensed as incurred.

1. Description of Business and Significant Accounting
Policies (continued)

Income Taxes

Deferred income taxes were recognized for the tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.
Valuation allowances were established when necessary to reduce deferred tax assets to the amount expected to be realized. No current or deferred income taxes have been provided because of the current and prior year net operating losses incurred by the Company.

Net Loss Per Share

The basic and diluted weighted-average shares used in the calculation of net loss per share were 1,157,591, 1,154,277 and 1,004,234, respectively, in 2000, 1999 and 1998. Basic and diluted net loss per share is the same for all periods as the impact of all dilutive securities is antidilutive.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities," which was amended by SFAS No. 137. Provisions of these standards are required to be adopted in years beginning after June
15, 2000. Because the Company does not use derivatives, management does not anticipate that the adoption of the new Statement will have any effect on the results of operations or on the financial position of the Company.

2. Long-Term Debt

On June 7, 1999, the Company executed an agreement securing $2.0 million in financing from certain shareholders. The funds were received on October 14, 1999, under ten-year, 10% promissory notes with detachable warrants. All assets of the Company secure payment on the promissory notes. Interest on the promissory notes during the first three years was payable annually in common stock of the Company at the then current market value and thereafter, interest was payable in cash. Interest payable under the promissory notes was assumed by Promega pursuant to the Sales
Agreement. The Company did not distribute common stock in payment of interest on October 14, 2000, due to the pending sale.

Warrants to purchase 125,000 shares of common stock, exercisable for five years at $16.00 per share, were issued in connection with this financing. In valuing the warrants using the Black-Scholes Model, $400,000 was recorded as a discount to be amortized over the life of the promissory notes.

3. Commitments and Lease Obligations

The Company entered into certain capital leases for equipment and furniture and fixtures, which have insignificant net book value at September 30, 2000 and 1999.

The Company leases its primary facility under an operating lease with an original expiration date of December 31, 2003, from a corporation whose principal shareholder is a shareholder of the Company. Rent expense under this operating lease of $248,238, $242,189 and $240,456 was charged to operations during the years ended September 30, 2000, 1999 and 1998, respectively.

Effective July 1, 1999, the Company entered into a five-year operating lease for a facility to house its manufacturing plant. The minimum lease obligation provides for rent increases as other occupants vacate the premises and the Company utilizes the vacated space. Rent expense under this operating lease of $141,048 and $24,903 was charged to operations during the years ended September 30, 2000 and 1999, respectively.

In connection with the Sales Agreement, on November 16,
2000, Promega assumed both facility leases.
Accordingly, the Company has no obligations for future lease payments after November 16, 2000. The Company moved to another office on November 15, 2000, which requires a monthly payment of $400. The lease for the new office space can be discontinued at any time.

4. Common Stock

In September 1999, the Company's Board of Directors authorized a one-for-eight reverse stock split. All common shares and amounts per share in the accompanying financial statements have been adjusted to reflect the stock split.

5. Stock Option Plans and Warrants

In fiscal 1998, the Company adopted an incentive stock option plan for employees and directors, which superseded the previous incentive stock option plan and amended the provisions of the employee stock option plan (collectively the Plans) to increase to 121,875 the maximum number of shares of common stock which may be granted under the Plans. The option price per share will be no less than fair market value at the date the options are granted and all options expire within ten years from the date of grant. Options for 657 shares have been exercised through September 30, 2000.

On November 4, 1999, the Company repriced the exercise price of all outstanding employee stock options to $3.50, the market value of the Company's common stock on that date. The Company also accelerated the vesting on all employee stock options, causing them to become fully vested as of November 4, 1999, with a new exercise period of ten years. No change was made to the exercise price or vesting period of director stock options outstanding. Because of the repricing, the modified stock options are being accounted for as variable awards effective November 4, 1999. Because the market value of the common stock was lower than $3.50 through September 30, 2000, no compensation expense has been recorded during the year ended September 30, 2000.

                                    Number of      Weighted-Average
                                      Shares        Exercise Price

Outstanding at September 30, 1997     80,826            $21.95
 Granted                                   -                 -
 Exercised                                 -                 -
 Canceled                               (799)            36.00
                                    ----------
Outstanding at September 30, 1998     80,027             21.81
 Granted                                   -                 -
 Exercised                                 -                 -
 Canceled                            (12,795)            44.00
                                    ----------
Outstanding at September 30, 1999     67,232             17.55
 Granted                              16,451              4.06
 Exercised                                 -                 -
 Canceled                            (60,012)             5.80
                                    ----------
Outstanding at September 30, 2000     23,671             13.30
                                    ==========

The following table summarizes weighted-average information by range of exercise prices for employees and directors stock options outstanding and exercisable.

         Outstanding Options                     Exercisable Options
---------------------------------------  -------------------------------------
                              Weighted-   Weighted-                Weighted-
                  Shares at    Average     Average    Shares at     Average
   Range of     September 30  Exercise    Exercise   September 30  Exercise
Exercise Price      2000       Price        Life         2000       Price
---------------------------------------  -------------------------------------

    $3.50          20,462     $  3.50    9.1 years      20,462     $  3.50
     8.44           1,250        8.44    9.5 years           -           -
 36.00 - 44.00      1,959       43.07    5.9 years       1,959       41.28
                 ----------                          -----------
                   23,671                               22,421
                 ==========                          ===========

In fiscal 1990, the Company granted a warrant to a shareholder to purchase up to 14,286 shares of common stock at a price of $.0025 per share. The warrant becomes exercisable in a defined manner upon the issuance of shares of common stock under the Plans. The warrant terminates 30 days after exercise of the total number of options covered by the Plans discussed above.
At September 30, 2000, 131 shares are exercisable under the warrant.

In fiscal 1996, the Company granted a consultant an option to purchase 12,500 shares of the Company's common stock at a price of $36 per share exercisable until May 2004. The Company recorded $85,000 as compensation expense based upon the estimated fair value of the option using the minimum value option pricing method with an assumption of a risk-free interest rate of 6%, an expected life of three and one-half years and no expected dividend yield.

In connection with the Company's initial public offering in fiscal 1998, the Company issued warrants for the purchase of 241,637 shares of common stock. The number of warrants increased to 254,431 in fiscal 1999 because anti-dilution provisions were triggered when the June 7, 1999 warrants (described in Note 2) were issued. Each warrant entitles the registered holder thereof to purchase, at any time commencing May 7, 1999, until May 7, 2003, one share of common stock at a price of $55.62 per share. Commencing May 7, 2000, the warrants are subject to redemption by the Company, in whole, but not in part, at $.10 per warrant, provided that the average closing bid price the common stock as reported on Nasdaq SmallCap equals or exceeds $117.12 per share for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption.

As permitted by Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based
Compensation," (FAS No. 123), the Company has elected to continue to follow Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to
Employees" (APB No. 25), in accounting for its stock option plan. Had compensation expense for the Company's stock option plan been determined based upon the fair value at the grant date for these options consistent with the methodology described under FAS No. 123, the Company's net loss would have increased by approximately $61,000, $22,200 and $34,900 in fiscal
2000, 1999 and 1998, respectively. The pro forma impact on a per share basis would be $(0.05), $(0.02) and $(0.03) in 2000, 1999 and 1998, respectively.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, expected common stock market price volatility factor of 1.0 and an expected life of the options of ten years.

The Company has reserved 573,501 shares of common stock at September 30, 2000, to provide for the exercise of stock options and warrants.

6. Consulting Agreement with Shareholders

The Company has consulting agreements with shareholders that expire at various dates. Consulting expense related to such agreements were $18,000, $36,000 and $48,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

7. Eli Lilly & Company Collaborative Agreement

On June 3, 1996, Eli Lilly & Company (Lilly) and the
Company entered into a 20-year collaborative agreement
(Agreement) with respect to the further research, development, manufacture and sale of products for the treatment of Clostridium difficile-associated diseases.

In connection with this Agreement, Lilly (1) made equity investments totaling $4.0 million - $1.0 million in fiscal 1996 for 19,231 shares and $3.0 million in fiscal 1997 for 68,182 shares of the Company's stock;
(2) made nonrefundable cash payments of $400,000 in fiscal 1996 upon the Company meeting certain contractual requirements; and (3) reimbursed the Company for certain patent costs totaling $354,310 through fiscal 1999, which were to be recognized as revenue by the Company after issuance of the patents.
This revenue was recognized during the year ended
September 30, 2000 as part of other revenues because the patents are included in the assets to be sold to Promega (See Note 1).

In September 1998, as permitted under the Agreement, Lilly terminated the Agreement. In accordance with the terms of the Agreement, the termination excuses Lilly and the Company from any further obligations under the Agreement and terminates all licenses granted to Lilly under patents and technology of the Company.


8. 401(k) Plan

The Ophidian Pharmaceuticals, Inc. 401(k) Retirement
Plan (the Plan) covers all employees of the Company.
Employees become eligible to participate in the Plan after six months of service or 1000 hours of continuous service and may contribute up to 15% of their compensation. The Company may make matching contributions at a discretionary percentage. No matching contributions were made for the years ended
September 30, 2000, 1999 or 1998. The Plan was terminated on October 6, 2000.

9. Income Taxes

At September 30, 2000, the Company has net operating loss carryforwards for federal and Wisconsin tax purposes of approximately $18,428,000 and $18,960,000 respectively, which expire in varying amounts from 2007 through 2020. In addition, the Company has research and other tax credit carryforwards of approximately
$869,000 and $336,000 for federal and Wisconsin tax purposes, respectively. Valuation allowances have been recorded to offset the net deferred tax assets attributable to all of these carryforwards due to uncertainty regarding their realization.

The types of temporary differences between tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax asset
(liability) and their approximate tax effects are as follows at September 30:

                                    2000                        1999
                        -------------------------  ---------------------------
                         Temporary        Tax        Temporary         Tax
                         Difference      Effect      Difference       Effect
                        -------------------------  ---------------------------

Depreciation, patents,
 prepaid insurance
 and other              $(1,026,000)  $  (399,000)  $(1,098,000)  $  (428,000)
Impairment charge         2,067,000       811,000             -             -
Net operating loss
 carryforwards           18,428,000     7,224,000    16,265,000     6,376,000
Research and AMT credit
 carryforwards                            869,000                     869,000
                                     --------------              -------------
Deferred tax assets, net                8,505,000                   6,817,000
Valuation allowance                    (8,505,000)                 (6,817,000)
                                     --------------              -------------
                                      $         -                 $         -
                                     ==============              =============

Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue
Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

10. Quarterly Financial Data (unaudited)

The following tabels sets forth selected quarterly financial information for the years ended September
30, 2000 and 1999. The operating results are not necessarily indicative of results for any future period.

                       Fiscal 2000 Quarter Ended                    Fiscal 1999 Quarter Ended
              Dec. 31      Mar. 31    Jun. 30   Sept. 30    Dec. 31      Mar. 31      Jun. 30      Sept. 30
Revenues    $   -        $1,300,000  $ 14,224  $  354,310  $      690   $    5,915   $    8,760   $   11,600
Net income
 (loss)     (1,526,699)     391,573  (771,401) (2,367,860) (1,267,975)  (1,128,561)  (1,412,360)  (1,051,183)
Net income
 (loss) per
 share      $    (1.32)  $     0.32  $  (0.67) $    (2.05)  $   (1.10)  $    (0.98)  $    (1.23)  $    (0.91)
