Form 10-Q
period 2000-12-31
OPHIDIAN PHARMACEUTICALS INC
filed 2001-02-20
CIK 872947

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

                       FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended December 31, 2000

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


6320 Monona Drive, Suite 414, Madison, Wisconsin 53716

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
                                          Outstanding
                         Class         February 12, 2001
                     Common Stock,         1,158,249
                   $0.0025 par value

            OPHIDIAN PHARMACEUTICALS, INC.
             QUARTERLY REPORT ON FORM 10-Q
            QUARTER ENDED DECEMBER 31, 2000

                   TABLE OF CONTENTS

                                                                PAGE NO.

      PART I   FINANCIAL INFORMATION                              1

      Item 1 Financial Statements                                 1

             Statements of net assets in liquidation -
             December 31, 2000 and September 30, 2000             1

             Statement of changes in net assets in
             liquidation - Three-months ended
             December 31, 2000                                    2

             Statement of operations - Three months
             ended December 31, 1999                              2

             Statements of Cash Flows - Three-months
             ended September 30, 2000 and 1999                    3

             Notes to Financial Statements                        4

      Item 2 Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                           5

      PART II  OTHER INFORMATION                                  7

      SIGNATURES                                                  7

      EXHIBIT INDEX AND EXHIBITS                                  8

            PART I - FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

             OPHIDIAN PHARMACEUTICALS, INC
        STATEMENTS OF NET ASSETS IN LIQUIDATION


                                            (Unaudited)
                                            December 31,      September 30,
                                                2000               2000

                                         Liquidation Basis  Liquidation Basis

Assets
  Cash and cash equivalents                    $ 1,403,757        $   534,097
  Prepaid expenses and other                         3,528              9,005
  Note receivable                                  160,986                  -
  Equipment and leasehold improvements, net              -          2,641,250
  Patents, net                                           -            978,750
                                               -----------        -----------
    Total assets                                 1,568,271          4,163,102

Liabilities
  Accounts payable                                  39,306            133,481
  Accrued expenses and other obligations           150,300            455,971
  Long-term debt                                         -          2,000,000
  Capital lease obligations                              -              9,900
                                               -----------        -----------
    Total liabilities                              189,606          2,599,352
                                               -----------        -----------

Net assets in liquidation                      $ 1,378,665        $ 1,563,750
                                               ===========        ===========


See accompanying notes to financial statements.

            OPHIDIAN PHARMACEUTICALS, INC.
  STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION -
         THREE MONTHS ENDED DECEMBER 31, 2000
                          and
                STATEMENT OF OPERATIONS
         THREE MONTHS ENDED DECEMBER 31, 1999


                      (Unaudited)


                                          Three months ended
                                             December 31,
                                        2000              1999
                                 Liquidation Basis   Going-Concern
                                                         Basis

Revenues                               $         -     $         -

Operating expenses:
  Research & development                         -       1,040,795
  General & administrative                 368,111         409,907
                                       -----------     -----------
    Total operating expenses               368,111       1,450,702
                                       -----------     -----------

Operating loss                           (368,111)     (1,450,702)

Non-operating income (expense)              21,154        (75,997)
                                       -----------     -----------

Net loss                               $ (346,957)    $(1,526,699)
                                       ===========    ============

Net loss per share                        $ (0.30)        $ (1.32)


See accompanying notes to financial statements.

            OPHIDIAN PHARMACEUTICALS, INC.
               STATEMENTS OF CASH FLOWS
     THREE-MONTHS ENDED DECEMBER 31, 2000 AND 1999
                      (Unaudited)





                                                      Three months ended
                                                         December 31,
                                                      2000          1999
                                                  Liquidation   Going-Concern
         OPERATING ACTIVITIES                        Basis          Basis

Net loss                                          $ (346,957)  $  (1,526,699)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation and amortization                           -         133,818
    Common stock issued for consulting services             -           4,000
Changes in operating assets and liabilities:
    Accounts receivable                                 5,477           1,203
    Accrued expenses and other liabilities          (199,846)         (3,889)
                                                  -----------     -----------
Net cash used in operating activities               (541,326)       (835,029)

         INVESTING ACTIVITIES

    Purchase of equipment and leasehold
     improvements, net                                      -     (1,125,041)
    Proceeds from sale of equipment, leasehold
     improvements and patents                       1,250,000               -
    Note receivable                                   160,986               -
    Expenditures for patents and other assets               -         (3,573)
                                                  -----------     -----------
Net cash provided by investing activities           1,410,986     (1,128,614)

         FINANCING ACTIVITIES

    Proceeds from issuance of debt                          -       2,000,000
    Principal payments of capital lease obligations         -           (572)
                                                  -----------     -----------
Net cash provided by financing activities                   -       1,999,428
                                                                  -----------
Net increase in cash and cash equivalents             869,660          35,785
Cash and cash equivalents at beginning of period      534,097       3,416,490
                                                  -----------     -----------
Cash and cash equivalents at end of period        $ 1,403,757     $ 3,452,275
                                                  ===========     ===========
Supplemental disclosure of cash flows information
    Cash paid for interest                        $         -     $     1,852
Supplemental non-cash financing activities
    Note receivable of $160,986 received in the asset sale (Note 2)


See accompanying notes to financial statements.

            OPHIDIAN PHARMACEUTICALS, INC.
             NOTES TO FINANCIAL STATEMENTS
                      (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The  accompanying unaudited financial  statements  have
been  prepared  in  accordance with generally  accepted
accounting principles for interim financial information
and  in  accordance with the instructions to Form  10-Q
and Article 10 of Regulation S-X.  Accordingly, they do
not  include all of the information and notes  required
by   generally   accepted  accounting  principles   for
complete  financial statements and should  be  read  in
conjunction  with the Ophidian Pharmaceuticals,  Inc.'s
("the  Company")  annual report  filed  on  Form  10-K,
containing audited financial statements for the  fiscal
year  ended  September 30, 2000.   In  the  opinion  of
management,   all  adjustments  (consisting   only   of
adjustments   of   a   normal  and  recurring   nature)
considered  necessary for a fair  presentation  of  the
results  of  operations have been included.   Operating
results for any interim periods are not necessarily indicative of the results that might be expected for the full year.

The  financial  statements at September 30,  2000,  and
December  31, 2000, and for the period from October  1,
2000, through December 31, 2000, have been prepared  on
a  liquidation basis.  No adjustment has been  made  to
the  prior  period  financial  statements,  which  were
prepared  on  a going concern basis, as was appropriate
at  the  time  that  they were  presented.   The  going
concern  basis contemplates the realization  of  assets
and  the  satisfaction  of liabilities  in  the  normal
course   of   business.  Liquidation  basis  accounting
requires management to estimate and record the value of
all  transactions  anticipated up  until  the  date  of
liquidation, including any adjustments relating to  the
recoverability  and  classification   of   assets   and
liabilities.   The liquidation basis of  accounting  is
only used when it is reasonably certain that a business will terminate its operations and liquidate its assets.

In accordance with the liquidation basis of accounting,
certain   adjustments  were  made  to   the   financial
statements.   These adjustments represent  management's
estimate of the expenses that will be incurred up to the date of the expected liquidation of the Company.
No assurance can be given that the final costs will be in accordance with these estimates.


NOTE 2.  SIGNIFICANT EVENTS IN THE QUARTER

The Company's Common Stock was delisted from the NASDAQ
SmallCap Market effective November 7, 2000, because the
aggregate  value  of the public float  fell  below  the
NASDAQ requirement of $1,000,000.  The Company's Common
Stock  was delisted from the Pacific Exchange effective
November  10, 2000, based on the Company's announcement
of   stockholder   approval  of   proposals   to   sell
substantially  all  of  the  Company's  assets  and  to
authorize the Board of Directors to implement a plan to
liquidate, wind up, and dissolve the Company.   Trading
and  quotation of the Company's stock is now  available
through  the  OTC  (Over-the-Counter)  Bulletin   Board
quotation service under the symbol "OPHD".

At  a special meeting of stockholders held November  9,
2000,   stockholders   approved   proposals   to   sell
substantially  all  of the Company's  fixed  assets  to
Promega Corporation ("Promega") for $1,250,000 cash,  a
$250,000  promissory note (the "Promissory Note"),  and
the  assumption  of long-term debt of  $2,000,000  (the
"Asset  Sale"),  and  to  grant  authorization  to  the
Company's   Board  of  Directors  for  the   subsequent
liquidation, winding up, and dissolution of the Company pursuant to an approved Plan of Dissolution.

The Asset Sale closed on November 16, 2000.  The
$1,250,000 cash amount was offset by $101,255 for existing amounts payable to Promega. The net proceeds of $1,148,745 were paid to the Company in cash. A loss was recorded at September 30, 2000 based upon the estimated proceeds from the Asset Sale.

The  Promissory Note was reduced by $80,000 to  reflect
higher  scheduled rent payments on the Company's  lease
of  its  manufacturing facility which  was  assumed  by
Promega.   The  Promissory  Note  was  reduced  by   an
additional $10,000 by Promega pending investigation  of
a purported irregularity related to the plumbing system
at  the
manufacturing    facility.    The  Promissory      Note
matured on January 29, 2001. The Company received a cash payment of $160,986 against the Promissory Note on January 29, 2001. The cash amount included payment of 3% interest on the Promissory Note based upon the terms of the Asset Purchase Agreement.

NOTE 3.  SUBSEQUENT EVENT

Effective January 2, 2001,  the  Company  entered  into
a  letter  of intent to effect a merger with HEMOXymed,
Inc.,  a  privately held, development stage corporation
with its principal offices in Charlottesville, Virginia
("Hemoxymed").   Under  the  terms  of  the  letter  of
intent,   the  parties  will  negotiate  a   definitive
agreement  whereby  the Company  will  acquire  all  of
Hemoxymed's  outstanding capital stock  from  Hemoxymed
shareholders in exchange for the Company's issuance and
delivery  of new, unregistered shares of the  Company's
common  stock.   The  parties  expect  to  rename   the
combined   company   HEMOXymed,   Inc.   and   continue
Hemoxymed's  current business.  Pursuant to  the  terms
included in the letter of intent, Hemoxymed has  placed
$60,000  in  escrow to cover expenses incurred  by  the
Company   in  the  process  of  effecting  the  merger,
including  preparing and distributing a proxy statement
to  the Company's stockholders to solicit permission to
effect  a  plan  of merger and for any other  legal  or
administrative  costs associated with  a  merger.   Any
unused portion of the escrowed amount will be returned to Hemoxymed at the time the merger is finalized. The escrowed amount is not recorded in the Company's financial statements.

NOTE 4.  LITIGATION

On  December 22, 2000, Dr. Sean Carroll, Co-Founder and
former Scientific Advisor to the Company, informed  the
Company of his intent to make a claim for certain legal
expenses   under   the  terms  of  an   indemnification
agreement.    The  terms  of  the  agreement   included
standard language intended to indemnify an advisor from
any  claims arising from informal advice given  to  the
Company.   The validity of this claim has not yet  been
determined.



ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and
results of operations of the Company should be read  in
conjunction  with  the  financial  statements  and  the
related  notes thereto included in this document.  This
document  contains  certain forward-looking  statements
that  involve  risks and uncertainties. These  forward-
looking  statements are made in reliance upon the  safe
harbor  provisions of the Private Securities Litigation
Reform  Act of 1995. The Company cautions readers  that
the  Company's  actual results may differ significantly
from  the  results anticipated in these forward-looking
statements as a result of various factors. Such factors
include,  but are not limited to, those in the  section
titled  "Risk  Factors" (pages 7-18) of  the  Company's
Prospectus, which is part of the Company's Registration
Statement, filed on Form S-1, as amended, effective May
7, 1998, and summarized in its Annual Report for Fiscal
2000,  filed on Form 10-K, effective December 29, 2000.
The  Company  undertakes no obligation to  revise  such
forward-looking   statements  to  reflect   events   or
circumstances occurring after the date hereof.

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

September  1,  2000,  the  Company  executed  the  Sale
Agreement with Promega to sell substantially all of its
fixed assets for $1,250,000 cash, a $250,000 promissory
note,   and  the  assumption  of  long-term   debt   of
$2,000,000 (the "Asset Sale").  The promissory note was
subject to any post-closing adjustments within 90  days
of  the  closing,  as set forth in the Sale  Agreement.
Stockholders of the Company approved the Sale Agreement
on November 9, 2000, and authorized the Board to effect
the liquidation and dissolution of the Company pursuant
to  an  approved Plan of Dissolution.  The  Asset  Sale
closed  on November 16, 2000.  Refer to Note 2  of  the
accompanying   Financial  Statements  for   information
related to the Asset Sale.

The  Company has begun the process of liquidation,  and
intends  to  distribute to stockholders  in  the  first
quarter of calendar year 2001 any cash remaining  after
payment of the Company's operational and accrued costs.
In   lieu  of  dissolution,  the  Company's  Board   of
Directors  considered  proposed  business  combinations
with   operating  companies  by  means  of  a   merger,
exchange,  or  issuance  of securities,  or  a  similar
business combination that could add value to the  stock
held  by  remaining stockholders.  As  announced  in  a
press  release  dated  January 31,  2001,  the  Company
signed  a  letter  of intent to effect  a  merger  with
HEMOXymed,  Inc.,  a privately held, development  stage
corporation    with    its   principal    offices    in
Charlottesville,  Virginia  ("Hemoxymed").   Hemoxymed,
founded  in  1995, is developing a process designed  to
increase tissue oxygenation for the treatment of a wide
range  of  diseases.  Under the terms of the letter  of
intent,   the  parties  will  negotiate  a   definitive
agreement  whereby  the Company  will  acquire  all  of
Hemoxymed's  outstanding capital stock  from  Hemoxymed
shareholders in exchange for the Company's issuance and
delivery  of new, unregistered shares of the  Company's
common  stock.   The  parties  expect  to  rename   the
combined   company   HEMOXymed,   Inc.   and   continue
Hemoxymed's  current  business.  Any  costs  associated
with the merger will be borne by Hemoxymed.  The merger
is  expected to be tax-free to the stockholders of both
companies.   The closing of the transaction is  subject
to customary conditions, including the execution of a definitive merger agreement and the approval of the stockholders of both the Company and Hemoxymed.

If a definitive merger agreement is reached between Hemoxymed, Inc. and the Company, and if the Company's shareholders subsequently approve the agreement, it is the Board of Directors' intention to complete the transaction with Hemoxymed. If for any reason the transaction with Hemoxymed is not consummated, it is the Board of Directors' intention to proceed with the Plan of Dissolution as approved by stockholders on November 9, 2000.


     RESULTS OF OPERATIONS

The  financial  statements for the  three-month  period
ended  December  31,  2000  were  prepared  using   the
liquidation basis of accounting, which differs from the
going  concern basis of accounting used to prepare  the
financial  statements for the three-month period  ended
December  31,  1999.   See Note 1 to  the  accompanying
financial statements.

     LIQUIDATION OF THE COMPANY

As  previously announced, the Company sold all  of  its
fixed  assets  to  Promega on  November  16,  2000.   A
distribution  of cash remaining after  payment  of  the
Company's operational and accrued costs will be made to
stockholders prior to the close of the first quarter in
calendar year 2001.  Since August, 2000, there has been
one  administrative  employee  retained  to  carry  out
business  associated with the Plan of Dissolution  that
was  approved by stockholders on November 9, 2000.  The
proposed  plan  of merger with Hemoxymed  will  require
stockholder  approval.   A  Proxy  Statement  will   be
prepared and distributed to stockholders in conjunction
with a stockholder's meeting to be held in March, 2001.
If  the  plan  of merger is approved, the Company  will
complete   the  merger  with  Hemoxymed  as   soon   as
administratively feasible.

              PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          See  Note  4  to  the  accompanying Financial
          Statements.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A special meeting of stockholders was held November 9, 2000. Stockholders approved proposals to sell substantially all of the Company's fixed assets to Promega for $1,250,000 cash, a $250,000 promissory note, and the assumption of a long-term debt of $2,000,000 and to grant authorization to the Company's Board of directors for the subsequent liquidation, winding up, and dissolution of the Company pursuant to an approved Plan of Dissolution.

ITEM 5.   OTHER INFORMATION - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits Required by Item 601 of Regulation S-
          K. The exhibits listed in the Exhibit Index following the signatures to this Report are filed as part of, or incorporated by reference into, this Report.

          (b) Reports on Form 8-K. The Company filed a Form 8-K on December 4, 2000, reporting that the Asset Sale to Promega closed on November 16, 2000, and that at the closing the Company received (a) $1,148,745.12 in cash, representing the agreed cash price of $1,250,000 less certain allowable, closing date adjustments, and (b) a promissory note in the original principal amount of $250,000, representing the balance of the purchase price and payable in full with accrued interest on or before January 29, 2001. This report on Form 8-K also reported that the Company had issued a press release on November 9, 2000, announcing that (a) at a Special Meeting of the Company's Stockholders on that date, the stockholders had approved the Asset Sale and authorized the Board of Directors to implement a plan of dissolution for the Company, and (b) pursuant to applicable NASDAQ regulations, NASDAQ had delisted the Company's stock from the NASDAQ SmallCap Market effective Tuesday, November 7, 2000, and that trading and quotation of the Company's stock was now available through the OTC Bulletin Board quotation service.

                      SIGNATURES

Pursuant  to the requirement of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OPHIDIAN PHARMACEUTICALS, INC.


February 16, 2001             By:  /s/ Margaret van Boldrik
                                 --------------------------------------------
                                       Margaret van Boldrik, Vice President

February 16, 2001             By:  /s/ Susan P. Maynard
                                 --------------------------------------------
                                       Susan P. Maynard, Secretary

                     EXHIBIT INDEX

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

 10.2   1998  Incentive Stock Option Plan, filed as Exhibit  A  to
        the   Proxy   Statement,   and  hereby   incorporated   by
        reference.

 10.3 1990 Incentive Stock Option Plan, filed as Exhibit 10.3 to the Registration Statement, and hereby incorporated by reference.

 10.4 1992 Employee Stock Option Plan, filed as Exhibit 10.4 to the Registration Statement, and hereby incorporated by reference.

 10.5 Lease for 2617 Progress Road, Madison, WI, dated June 9, 1999, between the Company and Progress Holdings, LLC, filed as Exhibit 10.11 to the Company's Form 10-Q for the period ended June 30, 1999, and hereby incorporated by reference.

 10.6 Form of Promissory Note and Loan Agreement, dated June 7, 1999, among the Company, Rex J. Bates and Davis U. Merwin, filed as Exhibit 10.12 to the Company's Form 10-Q for the period ended June 30, 1999, and hereby incorporated by reference.

 10.7 Asset Purchase Agreement dated as of September 1, 2000, by and between the Company and Promega Corporation, filed as Exhibit A to the Company's Definitive Proxy Statement filed on October 10, 2000, and hereby incorporated by reference.

 10.8 Letter of Intent dated January 2, 2001 between the Company and HEMOXymed, Inc.