Form 10-Q
period 2001-03-31
OPHIDIAN PHARMACEUTICALS INC
filed 2001-05-14
CIK 872947

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                         (Mark One)

[X]        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly
              period ended March 31, 2001

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

Yes X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding April 23, 2001
Common Stock, $0.0025 par value	1,158,249

OPHIDIAN PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2001

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

OPHIDIAN PHARMACEUTICALS, INC
STATEMENTS OF NET ASSETS IN LIQUIDATION
	(Unaudited)
	March 31, 2001	September 30, 2000
	Liquidation Basis	Liquidation Basis

Assets
Cash and cash equivalents	$ 1,424,589	$ 534,097
Prepaid expenses and other	6,215	9,005
Equipment and leasehold improvements, net	--	2,641,250
Patents, net	--	978,750
Total assets	1,430,804	4,163,102

Liabilities
Accounts payable	10,767	133,481
Accrued expenses and other obligations	198,706	455,971
Long-term debt	-	2,000,000
Capital lease obligations	-	9,900
Total liabilities	209,473	2,599,352

Net assets in liquidation	$ 1,221,331	$ 1,563,750

See accompanying notes to financial statements.

OPHIDIAN PHARMACEUTICALS, INC.

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
and
STATEMENT OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2001 and 2000
(Unaudited)
	Three months ended March 31,		Six months ended March 31,

	2001	2000	2001	2000
	Liquidation Basis	Going-Concern Basis	Liquidation Basis	Going-Concern Basis

Revenues:
Sale of patents	$ --	$ 1,300,000	$ --	$ 1,300,000
Total revenues	--	1,300,000	--	1,300,000

Operating expenses:
Cost of patents sold	--	83,481	--	83,481
Research & development	--	641,738	--	1,682,533
General & administrative	80,399	306,731	448,510	716,638
Total operating expenses	80,399	1,031,950	448,510	2,482,652

Operating income (loss)	(80,399)	268,050	(448,510)	(1,182,652)

Non-operating income	27,813	123,523	48,967	47,526

Net income (loss)	$ (52,586)	$ 391,573	$ (399,543)	($ 1,135,126)

Net income (loss) per share - basic	$ (0.05)	$ 0.34	$ (0.35)	$ (0.98)

Net income (loss) per share - diluted	$ (0.05)	$ 0.32	$ (0.35)	$ (0.98)

See accompanying notes to financial statements.

OPHIDIAN PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
SIX-MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)
	Six months ended
	March 31,
	2001	2000
	Liquidation Basis	Going-Concern Basis
OPERATING ACTIVITIES
Net loss	$ (399,543)	$ (1,135,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	--	187,131
Common stock issued for consulting services	--	8,004
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,790	99,729
Accounts payable	(122,714)	563,995
Accrued expenses and other liabilities	(1,027)	86,862
Net cash used in operating activities	(520,494)	(189,405)

INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements, net	--	(2,842,900)
Proceeds from sale of equipment, leasehold improvements and
patents	1,410,986	--
Expenditures for patents and other assets	--	(99,047)
Net cash provided by (used in) investing activities	1,410,986	(2,941,947)

FINANCING ACTIVITIES
Proceeds from issuance of debt	--	2,000,000
Principal payments of capital lease obligations	--	(1,155)
Other	--	54,175
Net cash provided by financing activities	--	2,053,020
Net increase (decrease) in cash and cash equivalents	890,492	(1,078,332)
Cash and cash equivalents at beginning of period	534,097	3,416,490
Cash and cash equivalents at end of period	$ 1,424,589	$ 2,338,158
Supplemental disclosure of cash flows information
Cash paid for interest	$ --	$ 28,613
Supplemental non-cash financing activities
Interest capitalized in equipment and leasehold improvements	--	$ 92,603

See accompanying notes to financial statements.

OPHIDIAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the annual report filed on Form 10-K for Ophidian Pharmaceuticals, Inc. (the "Company" or "Ophidian"), containing audited financial statements for the fiscal year ended September 30, 2000. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for any interim periods are not necessarily indicative of the results that might be expected for the full year.

The financial statements at September 30, 2000, and March 31, 2001, and for the period from October 1, 2000, through March 31, 2001, have been prepared on a liquidation basis. No adjustment has been made to the prior period financial statements, which were prepared on a going concern basis, as was appropriate at the time that they were presented. The going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidation basis of accounting requires management to estimate and record the value of all transactions anticipated up until the date of liquidation, including any adjustments relating to the recoverability and classification of assets and liabilities. The liquidation basis of accounting is only used when it is reasonably certain that a business will terminate its operations and liquidate its assets.

In accordance with the liquidation basis of accounting, certain adjustments were made to the financial statements. These adjustments represent management's estimate of the expenses that will be incurred up to the date of the expected liquidation of the Company. No assurance can be given that the final costs will be in accordance with these estimates.

NOTE 2. SIGNIFICANT EVENTS IN THE QUARTER

At the March 28, 2001 meeting of the Board of Directors, the Board authorized the payment of a dividend in the amount of eighty-three cents ($0.83) per share to stockholders of record on April 23, 2001, to be made between April 25 and April 30, 2001. This dividend represents most of the proceeds that the Company received from the sale of its assets to Promega Corporation on November 16, 2000. To the extent that a stockholder's cost per share exceeds $0.83, this distribution is a non-taxable return of capital. The Company has retained the remaining portion of the proceeds to cover certain operating expenses, taxes, other costs, and remaining liabilities of the Company, including any liabilities that arise after the closing of its Agreement and Plan of Merger with Hemoxymed, Inc. ("Hemoxymed"). After payment of its remaining liabilities, a final distribution of any remaining proceeds, if any, from the sale of its assets to Promega Corporation will be made to pre-existing stockholders following the closing of the Company's Agreement and Plan of Merger with Hemoxymed.

NOTE 3. SUBSEQUENT EVENTS

On April 16, 2001, an Agreement and Plan of Merger was executed between the Company and Hemoxymed, whereby the Company will acquire all of Hemoxymed's outstanding capital stock from Hemoxymed shareholders in exchange for the Company's issuance and delivery to Hemoxymed shareholders of 19,000,000 new, unregistered shares of the Company's common stock. Immediately following the closing of the transaction, the Company will have 20,200,000 shares of its common stock issued and outstanding, of which Hemoxymed shareholders will hold approximately 94% and the Ophidian stockholders immediately prior to the transaction will hold the remaining 6%. Upon closing of the transaction, (a) Ophidian's current officers and directors will resign and a majority of the Hemoxymed shareholders will designate the Company's new officers and directors, and (b) Hemoxymed will become a wholly owned subsidiary of the Company. As previously announced, the parties expect to rename the Company "HEMOXymed, Inc." and its subsidiary will continue Hemoxymed's current business, which is the development of a process designed to increase tissue oxygenation for the treatment of a wide range of diseases. The transaction is expected to be tax-free to the stockholders of both companies. The closing of the transaction is subject to customary conditions, including the approval of the stockholders of both Ophidian and Hemoxymed.

On April 30, 2001, a cash dividend of eighty-three cents ($0.83) per share was paid to stockholders of record as of April 23, 2001. Refer to Note 2 for details.

NOTE 4. LITIGATION

As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, Dr. Sean Carroll, co-founder and former Scientific Advisor to the Company, delivered to the Company on December 22, 2000, a claim under the terms of an indemnification agreement between the Company and him entered into in connection with his services to the Company as an advisor. The terms of the indemnification agreement included standard language intended to indemnify an advisor from any claims arising from advice given by him to the Company. His claim is for a portion of his legal fees incurred in litigation with his former spouse, totaling $51,200. Thereafter on February 22, 2001, Dr. Margaret van Boldrik, co-founder of the Company, Vice President, and director of the Company, delivered to the Company her claim for damages arising from an alleged conspiracy between Dr. Sean Carroll, her former husband, and the Company, to terminate her employment with the Company, among other things. Dr. van Boldrik claims an amount equal to that claimed by her former husband, Dr. Carroll.

At the February 23, 2001, meeting of the Board of Directors, the Board authorized the retention of attorney Michael Zaleski of the firm of Quarles & Brady, Madison, Wisconsin, to assess and address the claims of Drs. Carroll and van Boldrik. Mr. Zaleski advised the Board that both claims are without merit. At the March 28, 2001, meeting of the Board of Directors, the Board reviewed the assessment of the claims by Mr. Zaleski and directed that funds, sufficient in amount to defend and/or pay both claims, be retained and not distributed to stockholders pending a final disposition of both claims. The Board expects to contest both claims if legal proceedings are ever commenced against the Company.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document. This document contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that the Company's actual results may differ significantly from the results anticipated in these forward-looking statements as a result of various factors. Such factors include, but are not limited to, those set forth in the section titled "Risk Factors" (pages 7-18) of the Company's Prospectus, which is part of the Company's Registration Statement, filed on Form S-1, as amended, effective May 7, 1998, and summarized in its Annual Report for Fiscal 2000, filed on Form 10-K, effective December 29, 2000. The Company undertakes no obligation to revise such forward-looking statements to reflect events or circumstances occurring after the date hereof.

                  OVERVIEW

The Company was incorporated on November 10, 1989, and commenced business operations on January 17, 1990. Primary business efforts were directed at the design, development and commercialization of cost effective therapeutic and diagnostic products for human and animal use, focusing principally on products for the prevention and treatment of infectious diseases. On May 26, 2000, due to lack of financing, the Company's Board of Directors took action to cease operations as a going concern, reducing the Company's workforce 80% by laying off research, development and operations personnel. Remaining management staff were retained for a reasonable time to wind down clinical trial and manufacturing operations and to continue efforts to actively seek potential commercial partners having strategic interests in markets served by the Company's products. Since mid-August 2000 the Company has retained only one Board-appointed administrative staff member to execute operations.

On August 28, 2000, the Company's Board of Directors adopted resolutions to approve an Asset Purchase Agreement (the "Sale Agreement") with Promega Corporation ("Promega") and to effect the subsequent dissolution of the Company. On September 1, 2000, the Company executed the Sale Agreement with Promega to sell substantially all of its fixed assets for $1,250,000 cash, a $250,000 promissory note, and the assumption of long-term debt of $2,000,000 (the "Asset Sale"). The promissory note was subject to certain post-closing adjustments within 90 days of the closing, as set forth in the Sale Agreement. Stockholders of the Company approved the Sale Agreement on November 9, 2000, and authorized the Board to effect the liquidation and dissolution of the Company pursuant to an approved Plan of Dissolution. The Asset Sale closed on November 16, 2000. The $1,250,000 cash amount was offset by $101,255 for existing amounts payable to Promega. The net proceeds of $1,148,745 were paid to the Company in cash. The Promissory Note was reduced by $80,000 to reflect higher than scheduled rent payments on the Company's lease of its manufacturing facility, which lease was assumed by Promega. The Promissory Note was reduced by an additional $10,000 by Promega pending investigation of a purported irregularity related to the plumbing system at the manufacturing facility. The Promissory Note matured on January 29, 2001. The Company received a cash payment of $160,986 against the Promissory Note on January 29, 2001. The cash amount included payment of 3% interest on the Promissory Note based upon the terms of the Asset Purchase Agreement. The purported irregularity related to the plumbing system at the manufacturing facility was resolved and the Company received a final cash payment of $10,000 plus interest on March 15, 2001.

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

On January 2, 2001, the Company entered into a letter of intent to effect a merger with HEMOXymed, Inc., a privately held, development stage corporation with its principal offices in Charlottesville, Virginia ("Hemoxymed"). Pursuant to the terms included in the letter of intent, Hemoxymed placed $60,000 in escrow to cover expenses incurred by the Company in the process of effecting the merger, including preparing and distributing a proxy statement to the Company's stockholders to solicit their approval and adoption of a plan of merger and for any other legal or administrative costs associated with a merger. Any unused portion of the escrowed amount will be returned to Hemoxymed at the time the merger is finalized. The escrowed amount is not recorded in the Company's financial statements.

On April 16, 2001, an Agreement and Plan of Merger was executed between the Company and Hemoxymed. Refer to Note 2 of the financial statements for details. If the agreement is subsequently approved by the stockholders of both companies, it is the Board of Directors' intention to complete the transaction with Hemoxymed. If for any reason the transaction with Hemoxymed is not consummated, it is the Board of Directors' intention to proceed with the Plan of Dissolution as approved by stockholders on November 9, 2000.

                  RESULTS OF OPERATIONS

The financial statements for the six-month period ended March 31, 2001, were prepared using the liquidation basis of accounting, which differs from the going-concern basis of accounting used to prepare the financial statements for the six-month period ended March 31, 2000. See Note 1 to the accompanying financial statements.

                  LIQUIDATION OF THE COMPANY

As previously announced, the Company sold substantially all of its fixed assets and intellectual property to Promega on November 16, 2000. A distribution of cash remaining after payment of the Company's operational and accrued costs was made on April 30, 2001, to stockholders of record as of April 23, 2001. Since August 2000 there has been one administrative employee retained to carry out business associated with the Plan of Dissolution that was approved by stockholders on November 9, 2000. The Agreement and Plan of Merger with Hemoxymed will require stockholder approval. A Proxy Statement will be prepared and distributed to stockholders in conjunction with a stockholder's meeting to be held in June, 2001. If the Agreement and Plan of Merger is approved, the Company will complete the merger with Hemoxymed as soon as administratively feasible.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                                               See Note 4 to the accompanying Financial Statements.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.    OTHER INFORMATION - None

ITEM 6.    EXHIBITS AND REPORTS ON FROM 8-K

          (a)        Exhibits Required by Item 601 of Regulation S-K. The exhibits listed in the Exhibit Index following the signatures to this Report are filed as part of, or incorporated by reference into, this Report.

          (b)        Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPHIDIAN PHARMACEUTICALS, INC.

May 11, 2001	By: /s/ Peter Model
Peter Model, Chairman of the Board of Directors

May 11, 2001	By: /s/ Susan P. Maynard
Susan P. Maynard, Secretary

EXHIBIT INDEX
Number	Description
3.1	Certificate of Incorporation of the Registrant, filed as Exhibit C to the Company's Proxy Statement filed on February 23, 1999 (the "Proxy Statement"), and hereby incorporated by reference.
3.2	Bylaws of the Registrant, filed as Exhibit D to the Proxy Statement, and hereby incorporated by reference.
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed as Exhibit A to the Company's Proxy Statement filed on June 29, 1999, and hereby incorporated by reference.