Form 10-Q
period 2001-06-30
OPHIDIAN PHARMACEUTICALS INC
filed 2001-08-13
CIK 872947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 2001

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


             6320 Monona Drive, Suite 407, Madison, Wisconsin 53716
              (Address of Principal Executive Offices and Zip Code)


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

Yes   X      No
     ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                              Outstanding
          Common Stock,                       August 1, 2001
       $0.0025 par value                        1,158,229

                         OPHIDIAN PHARMACEUTICALS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I   FINANCIAL INFORMATION                                              1

Item 1 Financial Statements                                                 1

     Statements of net assets in liquidation - June 30, 2001 and
     September 30, 2000                                                     1

     Statements of changes in net assets in liquidation -
     Three and Nine months ended June 30, 2001                              2

     Statements of operations -
     Three and Nine months ended June 30, 2001                              2

     Statements of Cash Flows -
     Nine months ended June 30, 2001 and 2000                               3

     Notes to Financial Statements                                          4


Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                            6

PART II  OTHER INFORMATION                                                  8

SIGNATURES                                                                  8

EXHIBIT INDEX AND EXHIBITS                                                  9

                         PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                          OPHIDIAN PHARMACEUTICALS, INC
                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                               (Unaudited)
                                                                 June 30,           September 30,
                                                                  2001                  2000
                                                            -----------------     -----------------
                                                            Liquidation Basis     Liquidation Basis
Assets
  Cash and cash equivalents                                     $363,739            $  534,097
  Prepaid expenses and other                                         900                 9,005
  Equipment and leasehold improvements, net                            -             2,641,250
  Patents, net                                                         -               978,750
                                                                --------            ----------
    Total assets                                                 364,639             4,163,102

Liabilities
  Accounts payable                                                35,380               133,481
  Accrued expenses and other obligations                         101,233               455,971
  Long-term debt                                                       -             2,000,000
  Capital lease obligations                                            -                 9,900
                                                                --------            ----------
    Total liabilities                                            136,613             2,599,352
                                                                --------            ----------
Net assets in liquidation                                       $228,026            $1,563,750
                                                                ========            ==========


See accompanying notes to financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                       and
                            STATEMENTS OF OPERATIONS

               THREE AND NINE MONTHS ENDED June 30, 2001 and 2000
                                   (Unaudited)

                                                   Three months ended            Nine months ended
                                                        June 30,                       June 30,
                                                 2001             2000           2001            2000
                                             -----------     -------------   -----------     -------------
                                             Liquidation     Going-Concern   Liquidation     Going-Concern
                                                Basis            Basis          Basis            Basis
Revenues:
  Sale of patents                            $      -        $       -        $       -        $1,300,000
  Other                                                         14,224                             14,224
                                                             ---------                        -----------
    Total revenues                                  -           14,224                -         1,314,224

Operating expenses:
  Cost of patents sold                              -                -                -            83,481
  Research & development                            -          192,541                -         1,875,074
  General & administrative                     43,197          635,509          491,707         1,352,147
                                             --------        ---------        ---------       -----------
    Total operating expenses                   43,197          828,050          491,707         3,310,702
                                             --------        ---------        ---------       -----------

Operating loss                                (43,197)        (813,826)        (491,707)       (1,996,478)
Non-operating income                           11,222           42,425           60,189            89,951
                                             --------        ---------        ---------       -----------
Net loss                                     $(31,975)       $(771,401)       $(431,518)      $(1,906,527)
                                             ========        =========        =========       ===========

Net loss per share - basic and diluted       $  (0.03)       $   (0.67)       $   (0.37)      $     (1.65)



See accompanying notes to financial statements.

                         OPHIDIAN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED June 30, 2001 AND 2000
                                   (Unaudited)

                                                                                       Nine months ended
                                                                                            June 30,
                                                                                2001                       2000
                                                                          -----------------        -------------------
                                                                          Liquidation Basis        Going-Concern Basis
                       OPERATING ACTIVITIES
Net loss                                                                     $  (431,518)               $(1,906,527)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                                        -                    386,316
  Common stock issued for consulting services                                          -                     11,005
Changes in operating assets and liabilities:
  Prepaid expenses and other assets                                                8,105                     64,621
  Accounts payable                                                               (98,101)                   130,683
  Accrued expenses and other liabilities                                         (98,500)                   104,784
                                                                             -----------                -----------
Net cash used in operating activities                                           (620,014)                (1,209,118)


                       INVESTING ACTIVITIES

  Purchase of equipment and leasehold improvements, net                                -                 (3,095,632)
  Proceeds from sale of equipment, leasehold
    improvements and patents                                                   1,410,986                          -
  Expenditures for patents and other assets                                            -                   (119,813)
                                                                             -----------                -----------
Net cash provided by (used in) investing activities                            1,410,986                 (3,215,445)


                       FINANCING ACTIVITIES

  Proceeds from issuance of debt                                                       -                  2,000,000
  Principal payments on capital lease obligations                                      -                     (1,748)
  Dividends paid                                                                (961,330)                         -
                                                                             -----------                -----------
Net cash provided by (used in) financing activities                             (961,330)                 1,998,252
                                                                             -----------                -----------
Net decrease in cash and cash equivalents                                       (170,358)                (2,426,311)
Cash and cash equivalents at beginning of period                                 534,097                  3,416,490
                                                                             -----------                -----------
Cash and cash equivalents at end of period                                   $   363,739                $   990,179
                                                                             ===========                ===========
Supplemental disclosure of cash flows information
  Cash paid for interest                                                     $         -                $    19,336
Supplemental non-cash financing activities
    Interest capitalized on equipment and leasehold improvements                       -                    142,603



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

The financial statements at September 30, 2000, and June 30, 2001, and for the period from October 1, 2000, through June 30, 2001, have been prepared on a liquidation basis. No adjustment has been made to the prior period financial statements, which were prepared on a going concern basis, as was appropriate at the time that they were presented. The going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidation basis of accounting requires management to estimate and record the value of all transactions anticipated up until the date of liquidation, including any adjustments relating to the recoverability and classification of assets and liabilities. The liquidation basis of accounting is only used when it is reasonably certain that a business will terminate its operations and liquidate its assets.

In accordance with the liquidation basis of accounting, certain adjustments were made to the financial statements. These adjustments represent management's estimate of the expenses that will be incurred up to the date of the expected liquidation of the Company. No assurance can be given that the final costs will be in accordance with these estimates.

NOTE 2.  SIGNIFICANT EVENTS IN THE QUARTER

An Agreement and Plan of Merger (the "Merger Agreement") was executed as of April 16, 2001, by and among the Company, Hemoxymed, Inc. ("Hemoxymed"), and Ophidian Holdings, Inc., a wholly owned subsidiary of the Company, whereby Hemoxymed will merge (the "Merger") with and into Ophidian Holdings, Inc., with Ophidian Holdings, Inc. as the surviving corporation, which will remain a wholly-owned subsidiary of the Company. Hemoxymed was incorporated in California in 1995 as Hemox Therapeutics, Inc., and changed its name in February 2001 to Hemoxymed, Inc. Hemoxymed is a development stage corporation, which along with its French subsidiary, Hemox Therapeutics, SARL, is engaged in the development and commercialization of Hemoxygenation(TM), a process designed to increase tissue oxygenation for the treatment of a wide range of diseases. Hemoxymed's executive offices and principal operations are located at 325 Barracks Hill, Charlottesville, Virginia. Ophidian Holdings, Inc. was incorporated in Delaware in September 1998 as a wholly owned subsidiary of the Company for the anticipated purpose of holding certain real estate and manufacturing assets of the Company which were to be acquired as the Company developed its manufacturing capabilities. The real estate and other manufacturing assets were never acquired and Ophidian Holdings, Inc. has remained a non-operating, wholly-owned subsidiary corporation.

Upon the effective date of the Merger, the Company will issue approximately 19,000,000 additional shares of the Company's Common Stock to holders of Hemoxymed common stock, thus increasing the number of shares of outstanding Common Stock to approximately 20,200,000. After the Merger, each of the 1,158,229 outstanding shares of the Company's Common Stock will remain outstanding. Holders of record on August 17, 2001, of the Company's outstanding Common Stock will receive a dividend of .036046 shares of Common Stock per share. No fractional shares will be issued in connection with this dividend. Accordingly, upon completion of the Merger, the holders of the Company's
Common Stock prior to the merger will hold approximately and in the aggregate 1,200,000 shares of the approximately 20,200,000 shares of outstanding Common Stock. Therefore, the stockholders of the Company will hold approximately 5.94% of the outstanding Common Stock of the Company whose subsidiary, after the closing, will hold the value of Hemoxymed acquired through the Merger. The principal purpose of the Merger is to utilize the Company's status as a publicly-traded corporation to allow the existing stockholders of the Company the potential to realize some value from this remaining asset by retaining a percentage interest in the Company whose subsidiary has received value from the Merger with Hemoxymed. Except for taxes payable on any gain recognized as a result of receiving the stock dividend of
0.036046 shares per share of Company Common Stock and any cash received in lieu of fractional shares of the Company's Common Stock, the Merger generally will have no tax consequences to the Company's stockholders.

Upon the effective date of the Merger, each of the 19,309,174 shares of Hemoxymed common stock outstanding immediately prior to the Merger will be converted into 0.983988 shares of the Company's Common Stock and current stockholders of Hemoxymed will own 94.06% - without regard to any Dissenting Shares, as that term is defined in the Merger Agreement, of Hemoxymed.

The Company has agreed that upon the effective date of the Merger, each of the remaining officers and directors of the Company will resign and be replaced by persons designated by Hemoxymed, and the directors and officers of Ophidian Holdings, Inc. will be the persons who served as the directors and officers of Hemoxymed immediately prior to the Merger.

The Merger will be accounted for as a reverse acquisition with Hemoxymed deemed to be the acquiror under accounting principles generally accepted in the United States. As such, the Merger will be treated as an acquisition using the purchase method of accounting with no change in the recorded amount of Hemoxymed's assets and liabilities. The assets and liabilities of the Company that are acquired as a result of the Merger will be recorded at their fair market values.

On April 30, 2001 a dividend in the amount of eighty-three cents ($0.83) per share was paid to stockholders of the Company of record on April 23, 2001. This dividend represented most of the proceeds that the Company received from the sale of its assets to Promega Corporation on November 16, 2000. To the extent that a stockholder's cost per share exceeded $0.83, this distribution was a non-taxable return of capital. The Company has retained the remaining portion of the proceeds to cover certain operating expenses, taxes, other costs, and remaining liabilities of the Company, including any liabilities that arise after the closing of the Merger. After payment of the Company's remaining liabilities and following the closing of the Merger, a final distribution of the remaining proceeds, if any, from the sale of its assets to Promega Corporation will be made to the Company's stockholders of record on August 17, 2001.

NOTE 3.  SUBSEQUENT EVENTS

The Company filed a preliminary proxy statement with the Securities and Exchange Commission ("SEC") on June 22, 2001. The preliminary proxy was filed in connection with the Company's proposed scheduled Annual Meeting to be held July 31, 2001, at which stockholders would be asked to consider and vote on a proposal to approve and adopt the Merger Agreement. The SEC subsequently informed the Company that it intended to perform a full review of the proxy statement. This process would have delayed scheduling of the Annual Meeting by 8 to 10 weeks. On July 10, 2001, the Company informed the SEC that it was withdrawing the preliminary proxy statement. This decision was made, in part, because applicable state corporate law does not require stockholder approval for the merger of a subsidiary corporation and the Company is not subject to the corporate governance rules of any exchange or other self regulatory organization that might otherwise require stockholder approval prior to an issuance of the Company's stock in connection with the Merger, and, in part, because the Company felt it was not in the best interest of its stockholders to delay the Merger as the delay would completely deplete the Company's available cash resources.

The Merger Agreement requires the approval of Hemoxymed shareholders. A Special Meeting of the shareholders of Hemoxymed was held on August 10, 2001, at which its shareholders, among other business matters, approved the Merger Agreement. Accordingly, the closing of the Merger is now expected to occur on or about August 21, 2001.

The Company filed a Form 14f-1 Information Statement ("Information Statement") with the SEC on August 8, 2001. This Information Statement was mailed to stockholders on or about August 8, 2001, and included sections to address questions and answers about the Merger, a summary of the Merger's material terms, certain information concerning Hemoxymed, and certain information concerning the Company, including the persons designated by Hemoxymed to become directors and officers of the Company upon the Closing. In addition, financial statements for Hemoxymed for the year ended December 31, 2000, and the quarter ended March 31, 2001, were included.

NOTE 4.  LITIGATION

As previously disclosed in the Company's Quarterly Reports on Form 10-Q for the quarters ended December 31, 2000 and March 31, 2001, Dr. Sean Carroll, co-founder and former Scientific Advisor to the Company, delivered to the Company on December 22, 2000, a claim under the terms of an indemnification agreement between the Company and him entered into in connection with his services to the Company as an advisor. The terms of the indemnification agreement included standard language intended to indemnify an advisor from any claims arising from advice given by him to the Company. His claim is for a portion of his legal fees incurred in litigation with his former spouse, totaling $51,200. Thereafter on February 22, 2001, Dr. Margaret van Boldrik, co-founder of the Company, Vice President, and director of the Company, delivered to the Company her claim for damages arising from an alleged conspiracy between Dr. Sean Carroll, her former husband, and the Company, to terminate her employment with the Company, among other things. Dr. van Boldrik claims an amount equal to that claimed by her former husband, Dr. Carroll.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document. This document contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that the Company's actual results may differ significantly from the results anticipated in these forward-looking statements as a result of various factors. Such factors include, but are not limited to, those set forth in the section titled "Risk Factors" (pages 7-18) of the Company's Prospectus, which is part of the Company's Registration Statement, filed on Form S-1, as amended, effective May 7, 1998, and summarized in its Annual Report for Fiscal 2000, filed on Form 10-K on December 29, 2000. The Company undertakes no obligation to revise such forward-looking statements to reflect events or circumstances occurring after the date hereof.

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

On August 28, 2000, the Company's Board of Directors adopted resolutions to approve an Asset Purchase Agreement (the "Sale Agreement") with Promega Corporation ("Promega") and to effect the subsequent dissolution of the Company. On September 1, 2000, the Company executed the Sale Agreement with Promega to sell substantially all of its fixed assets for $1,250,000 cash, a $250,000 promissory note, and the assumption of long-term debt of $2,000,000 (the "Asset Sale"). The promissory note was subject to certain post-closing adjustments within 90 days of the closing, as set forth in the Sale Agreement. Stockholders of the Company approved the Sale Agreement on November 9, 2000, and authorized the Board to effect the liquidation and dissolution of the Company pursuant to an approved Plan of Dissolution. The Asset Sale closed on November 16, 2000. The $1,250,000 cash amount was offset by $101,255 for existing amounts payable to Promega. The net proceeds of $1,148,745 were paid to the Company in cash. The Promissory Note was reduced by $80,000 to reflect higher than scheduled rent payments on the Company's lease of its manufacturing facility, which lease was assumed by Promega. The Promissory Note was reduced by an additional $10,000 by Promega pending investigation of a purported irregularity related to the plumbing system at the manufacturing facility. The Promissory Note matured on January 29, 2001. The Company received a cash payment of $160,986 against the Promissory Note on January 29, 2001. The cash amount included payment of 3% interest on the Promissory Note based upon the terms of the Asset Purchase Agreement. The purported irregularity related to the plumbing system at the manufacturing facility was resolved, and the Company received a final cash payment of $10,000 plus interest on March 15, 2001.

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

On January 2, 2001, the Company entered into a letter of intent to effect a merger with Hemoxymed, Inc., a privately held, development stage corporation with its principal offices in Charlottesville, Virginia ("Hemoxymed"). Pursuant to the terms included in the letter of intent, Hemoxymed placed $60,000 in escrow to cover expenses incurred by the Company in the process of effecting the merger, including preparing and distributing a proxy statement to the Company's stockholders to solicit their approval and adoption of a plan of merger and for any other legal or administrative costs associated with a merger. As of the date of this Quarterly Report, the expenses of the merger have exceeded the $60,000 placed in escrow. The escrowed amount has not been recorded in the Company's financial statements.

An Agreement and Plan of Merger was executed as of April 16, 2001, by and among the Company, Hemoxymed, and Ophidian Holdings, Inc., a wholly owned subsidiary of the Company. Refer to Note 2 of the financial statements for details. The shareholders of Hemoxymed approved the Agreement and Plan of Merger at a Special Meeting of the Hemoxymed shareholders on August 10, 2001, and it is the Board of Directors' intention to complete the transaction with Hemoxymed on or about August 21, 2001. If for any reason the transaction with Hemoxymed is not consummated, it is the Board of Directors' intention to proceed with the Plan of Dissolution as approved by stockholders on November 9, 2000.

     RESULTS OF OPERATIONS

The financial statements for the nine month period ended June 30, 2001, were prepared using the liquidation basis of accounting, which differs from the going-concern basis of accounting used to prepare the financial statements for the nine month period ended June 30, 2000. See Note 1 to the accompanying financial statements.

     LIQUIDATION OF THE COMPANY

As previously announced, the Company sold substantially all of its fixed assets and intellectual property to Promega Corporation on November 16, 2000. A distribution of cash remaining after payment of the Company's operational and accrued costs was made on April 30, 2001, to stockholders of record as of April 23, 2001. Since August 2000 there has been one administrative employee retained to carry out business associated with the Plan of Dissolution that was approved by stockholders on November 9, 2000. Pursuant to the Agreement and Plan of Merger with Hemoxymed, it is the Board of Directors' intention to complete the merger transaction with Hemoxymed on or about August 21, 2001. At a date to be determined following the closing of the merger with Hemoxymed and final payment of the Company's remaining liabilities, a final distribution of the remaining proceeds, if any, from the

Asset Sale will be made to the Company's stockholders of record on August 17, 2001. If for any reason the transaction with Hemoxymed is not consummated, it is the Board of Directors' intention to proceed with the Plan of Dissolution as approved by the stockholders on November 9, 2000.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Note 4 to the accompanying financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits Required by Item 601 of Regulation S-K. The exhibit listed in the Exhibit Index following the signatures to this Report is incorporated by reference into this Report.

        (b) Reports on Form 8-K - The Company filed a Form 8-K with the SEC on April 19, 2001, reporting that the Company issued a press release on April 16, 2001, announcing (a) that the Company would make a distribution to stockholders of record on April 23, 2001, of eighty-three ($0.83) per share, representing most of the proceeds from the Company's sale of substantially all of its assets to Promega Corporation on November 16, 2000, and (b) that as of April 16, 2001, the Company had entered into an Agreement and Plan of Merger with Hemoxymed, Inc. pursuant to which the Company would acquire all of Hemoxymed's outstanding capital stock from Hemoxymed shareholders in exchange for the Company's issuance and delivery of 19,000,000 unregistered shares of the Company's common stock, leaving current stockholders of the Company with approximately 6% of the Company's outstanding stock and Hemoxymed as a wholly owned subsidiary of the Company.


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OPHIDIAN PHARMACEUTICALS, INC.


August 14, 2001               By:
                                 -----------------------------------------------
                                 Peter Model, Chairman of the Board of Directors


August 14, 2001               By:
                                 -----------------------------------------------
                                 Susan P. Maynard, Secretary

                                  EXHIBIT INDEX

Number    Description

 10.1 Agreement and Plan of Merger made as of April 16, 2001, by and among the Company, Ophidian Holdings, Inc., a wholly owned subsidiary of the Company, and Hemoxymed, Inc., filed as Exhibit A to the Company's Information Statement on Form 14f-1 filed on August 8, 2001, and hereby incorporated by reference.