Form 10-Q
period 2001-09-30
OPHIDIAN PHARMACEUTICALS INC
filed 2001-11-14
CIK 872947

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 30, 2001

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number  001-13835

                        OPHIDIAN PHARMACEUTICALS, INC.
                        ------------------------------
            (Exact name of Registrant as specified in its Charter)

                     DELAWARE                          39-1661164
                     --------                          ----------
          (State or Other Jurisdiction of           (I.R.S. Employer
          Incorporation or Organization)          Identification No.)

           325 Barracks Hill, Charlottesville, VA               22901
           ----------------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

                                (804) 984-2409
                                --------------
             (Registrant's Telephone Number, Including Area Code)


                6320 Monona Drive, Suite 407, Madison WI 53716
                ----------------------------------------------
         (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No __
     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.0025 par value - 20,199,915 shares outstanding as of November 13, 2001.

                        OPHIDIAN PHARMACEUTICALS, INC.
                         (a development stage company)
                         QUARTERLY REPORT ON FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION

Item 1- Financial Statements
  Consolidated Balance Sheets............................................................................   2
  Consolidated Statements of Operations..................................................................   3
  Consolidated Statements of Shareholders Equity/(Deficit)...............................................   4
  Consolidated Statements of Cash Flows..................................................................   6
  Notes to Consolidated Financial Statements.............................................................   7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...........  10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk......................................  12

                                    PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings...............................................................................  12
Item 2 - Changes in Securities...........................................................................  12
Item 3 - Defaults Upon Senior Securities.................................................................  12
Item 4 - Submission of Matters to a Vote of Security Holders.............................................  12
Item 5 - Other Information...............................................................................  13
Item 6 - Exhibits and Reports on Form 8-K................................................................  13

SIGNATURES

EXHIBIT INDEX AND EXHIBITS

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        OPHIDIAN PHARMACEUTICALS, INC.
                         (a development stage company)
                          CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,       December 31,
                                                                                     2001                2000
                                                                                     ----                ----
                                                                                  (unaudited)
Assets
Current assets:
 Cash and cash equivalents................................................        $    32,233         $    23,535
 Restricted cash..........................................................            275,518                   0
 Prepaids and other current assets........................................             64,727               6,775
                                                                                  -----------         -----------
  Total current assets....................................................            372,478              30,310
                                                                                  -----------         -----------

Property and equipment:
 Furniture and equipment..................................................             21,639              22,135
 Accumulated depreciation.................................................            (17,792)            (13,128)
                                                                                  -----------         -----------
  Net property and equipment..............................................              3,847               9,007
                                                                                  -----------         -----------

Other assets:
 Patents, net.............................................................            172,434             183,063
 Other....................................................................              2,448               2,186
                                                                                  -----------         -----------
  Total other assets......................................................            174,882             185,249
                                                                                  -----------         -----------
    Total assets..........................................................        $   551,207         $   224,566
                                                                                  ===========         ===========
Liabilities and stockholders' equity/(deficit)
Current liabilities:
 Accounts payable.........................................................        $   246,102         $   224,102
 Accrued compensation and benefits........................................            100,921              61,437
 Other accrued liabilities................................................            400,212             135,187
 Dividend payable.........................................................            251,417                   0
 Income taxes payable.....................................................              1,924               1,979
 Note payable - officers..................................................             29,250              29,250
 Note payable - others....................................................            347,065             180,000
                                                                                  -----------         -----------
  Total current liabilities...............................................          1,376,891             631,955
                                                                                  -----------         -----------
Stockholders' equity/(deficit):
 Common stock.............................................................          1,796,770           1,257,191
 Deficit accumulated during the development stage.........................         (2,621,905)         (1,664,390)
 Accumulated other comprehensive income...................................               (549)               (190)
                                                                                  -----------         -----------
 Total stockholders' deficit..............................................           (825,684)           (407,389)
                                                                                  -----------         -----------
    Total liabilities and stockholders' deficit...........................        $   551,207         $   224,566
                                                                                  ===========         ===========

    See accompanying notes to consolidated financial statements.

                        OPHIDIAN PHARMACEUTICALS, INC.
                         (a development stage company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                                   Period from
                                                Three Months Ended                    Nine Months Ended           Feb. 22, 1995
                                                   September 30,                        September 30,             (inception to)
                                         ------------------------------        ------------------------------
                                             2001               2000               2001               2000        Sep. 30, 2001
                                         -----------        -----------        -----------        -----------   -----------------
Revenues..........................       $         0        $         0        $         0        $         0   $          14,963

Operating expenses:
 Research and development.........                 0             39,296                  0             80,208           1,336,521
 General and administrative.......           108,004             20,189            341,673             53,301             735,933
 Merger costs.....................           612,024                  0            612,024                  0             612,024
                                         -----------        -----------        -----------        -----------   -----------------
   Total operating expenses.......           720,028             59,485            953,697            133,509           2,684,478
                                         -----------        -----------        -----------        -----------   -----------------

Operating loss....................          (720,028)           (59,485)          (953,697)          (133,509)         (2,669,515)
                                         -----------        -----------        -----------        -----------   -----------------

Other (income) expense:
 Interest expense.................             6,519                353              8,516              1,099              15,761
 Interest income..................            (1,216)                (4)            (1,220)                (9)            (35,240)
 Other (income) expense...........             9,210            (10,484)            (4,702)           (18,028)            (31,986)
                                         -----------        -----------        -----------        -----------   -----------------
  Total other (income) expense....            14,513            (10,135)             2,594            (16,938)            (51,465)
                                         -----------        -----------        -----------        -----------   -----------------

Loss before income taxes..........          (734,541)           (49,350)          (956,291)          (116,571)         (2,618,050)
Provision for income taxes........                 4                  0                 11                  0               2,442
                                         -----------        -----------        -----------        -----------   -----------------
Net loss..........................       $  (734,545)       $   (49,350)       $  (956,302)       $  (116,571)  $      (2,620,492)
                                         ===========        ===========        ===========        ===========   =================

Basic & Diluted:
 Net loss per share...............       $     (0.04)       $     (0.00)       $     (0.05)       $     (0.01)  $           (0.17)
 Weighted average shares..........        19,577,513         18,937,656         19,297,256         18,937,656          15,649,840

See accompanying notes to consolidated financial statements.

                        OPHIDIAN PHARMACEUTICALS, INC.
                         (a development stage company)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY/(DEFICIT)
    FOR THE PERIOD FROM FEBRUARY 22, 1995 (INCEPTION) TO SEPTEMBER 30, 2001
                                  (Unaudited)

                                                                                  Deficit
                                                                                Accumulated        Accum.
                                                                                During the          Other            Total
                                                                 Common        Development          Comp.         Stockholders
                                                  Shares          Stock           Stage            Income            Equity
                                                  ------          -----           -----            ------            ------
Issuance of stock for cash...................        805,000     $      805       $         -       $   -              $      805
Net loss for the period February 22, 1995                  -              -            (2,644)          -                  (2,644)
 (inception) to December 31, 1995............      ---------     ----------       -----------       -----              ----------
Balance at December 31, 1995.................        805,000            805            (2,644)          -                  (1,839)
Issuance of stock for cash...................        195,000            195                 -           -                     195
Net loss for 1996............................              -              -            (7,039)          -                  (7,039)
                                                   ---------     ----------       -----------       -----              ----------
Balance at December 31, 1996.................      1,000,000          1,000            (9,683)          -                  (8,683)
Issuance of stock for assignment of patent             6,250              6                 -           -                       6
 rights......................................
Stock dividend...............................        200,041            200              (200)          -                       -
Net loss for 1997............................              -              -           (20,693)          -                 (20,693)
                                                   ---------     ----------       -----------       -----              ----------
Balance at December 31, 1997.................      1,206,291          1,206           (30,576)          -                 (29,370)
Issuance of stock for cash net of offering           963,690      1,159,294                 -           -               1,159,294
 costs of $141,924...........................
Issuance of stock for broker services                520,487              -                 -           -                       -
 associated with 1998 financing..............
Net loss for 1998............................              -              -          (516,411)          -                (516,411)
Foreign currency translation adjustment......              -              -                 -         178                     178
                                                   ---------     ----------       -----------       -----              ----------
Balance at December 31, 1998.................      2,690,468      1,160,500          (546,987)        178                 613,691
Issuance of stock upon exercise of stock             228,438            191                 -           -                     191
 options.....................................
Issuance of stock for services...............         50,000         66,500                 -           -                  66,500
Net loss for 1999............................              -              -          (918,761)          -                (918,761)
Foreign currency translation adjustment......              -              -                 -          55                      55
                                                   ---------     ----------       -----------       -----              ----------
Balance at December 31, 1999.................      2,968,906      1,227,191        (1,465,748)        233                (238,324)
Services contributed by stockholder..........              -         30,000                 -           -                  30,000
Net loss for 2000............................              -              -          (198,642)          -                (198,642)
Foreign currency translation adjustment......              -              -                 -        (423)                   (423)
                                                   ---------     ----------       -----------       -----              ----------
Balance at December 31, 2000.................      2,968,906     $1,257,191       $(1,664,390)      $(190)             $ (407,389)

                        OPHIDIAN PHARMACEUTICALS, INC.
                         (a development stage company)
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY/(DEFICIT) - (continued) FOR THE PERIOD FROM FEBRUARY 22, 1995 (INCEPTION) TO SEPTEMBER 30, 2001
                                  (Unaudited)

                                                                               Deficit
                                                                             Accumulated      Accum.
                                                                              During the       Other        Total
                                                                Common       Development       Comp.     Stockholders
                                                   Shares        Stock          Stage         Income        Equity
                                                   ------        -----          -----         ------        ------
Services contributed by stockholder..........             -        27,500              -           -        27,500
Issuance of stock upon exercise of stock             65,268            66              -           -            66
 options.....................................
Issuance of stock to employees and                  300,000       105,030              -           -       105,030
 consultants.................................
Issuance of stock to Prism Ventures and          15,975,000         1,597              -           -         1,597
 Hemoxymed officers associated with the
 Hemoxymed reorganization per the Hemoxymed,
 Inc. - Prism Ventures, LLC agreement........
Exchange of stock per the Hemoxymed, Inc. -       1,199,932       405,386              -           -       405,386
 Ophidian Pharmaceuticals, Inc. merger
 agreement...................................
Reduction of outstanding shares per the            (309,191)            -              -           -             -
 exchange ratio of the Hemoxymed, Inc. -
 Ophidian Pharmaceuticals, Inc. merger
 agreement...................................
Dividend payable for the interest income in               -             -         (1,213)          -        (1,213)
 the pre-merger Ophidian trust account for
 the period from August 22, 2001 to
 September 30, 2001..........................
Net loss for the nine-month period ended                  -             -       (956,302)          -      (956,302)
 September 30, 2001..........................
Foreign currency translation adjustment......             -             -              -        (359)         (359)
                                                 ----------    ----------    -----------      ------     ---------
Balance at September  30, 2001...............    20,199,915    $1,796,770    $(2,621,905)     $ (549)    $(825,684)
                                                 ==========    ==========    ===========      ======     =========

See accompanying notes to consolidated financial statements.

                        OPHIDIAN PHARMACEUTICALS, INC.
                         (a development stage company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                   Period from
                                                                      Nine Months Ended           Feb. 22, 1995
                                                                         September 30,            (inception to)
                                                               ------------------------------
                                                                   2001                2000       Sep. 30, 2001
                                                                   ----                ----       -------------
Operating activities
Net loss..................................................      $(956,302)          $(116,571)        $(2,620,492)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...........................         15,504              10,056              48,166
  Issuance of stock for services..........................        105,000                   0             171,500
  Issuance of stock for acquisitions......................        405,386                   0             405,386
  Services contributed by shareholder.....................         27,500              22,500              57,500
  Changes is operating assets and liabilities
   Prepaids and other current assets......................        (57,878)             35,055             (64,653)
   Accounts payable.......................................         11,718             (16,923)            235,820
   Accrued compensation and benefits......................         39,484              12,050             100,921
   Other accrued liabilities..............................        242,385              22,632             344,572
   Income taxes payable...................................            (56)               (258)              1,923
                                                                ---------           ---------         -----------
Net cash used in operating activities.....................       (167,259)            (31,459)         (1,319,357)
                                                                ---------           ---------         -----------
Investing activities
Purchases of property and equipment.......................              0                   0             (26,110)
Purchase of patents.......................................              0            (158,325)           (158,325)
Net cash acquired in the merger...........................        282,789                   0             282,789
Other.....................................................              0                   0             (12,243)
                                                                ---------           ---------         -----------
Net cash provided by (used in) investing activities.......        282,789            (158,325)             86,111
                                                                ---------           ---------         -----------

Financing activities
Proceeds from issuance of common stock....................          1,694                   0           1,162,179
Restricted cash in Ophidian Trust.........................       (275,518)                  0            (275,518)
Proceeds from notes payable...............................        167,065             180,000             376,315
                                                                ---------           ---------         -----------
Net cash provided by (used in) financing activities.......       (106,759)            180,000           1,262,976
                                                                ---------           ---------         -----------

Effects of exchange rates on cash and cash equivalents....            (73)                (19)              2,503
                                                                ---------           ---------         -----------

Increase (decrease) in cash and cash equivalents..........          8,698              (9,803)             32,233

Cash and cash equivalents at beginning of period..........         23,535              32,405                   0
                                                                ---------           ---------         -----------
Cash and cash equivalents at end of period................      $  32,233           $  22,602         $    32,233
                                                                =========           =========         ===========

See accompanying notes to consolidated financial statements.

                        OPHIDIAN PHARMACEUTICALS, INC.
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1. BUSINESS

Ophidian Pharmaceuticals, Inc. ("Ophidian" or the "Company") was incorporated November 10, 1989, and commenced business operations on January 17, 1990. Primary business efforts were directed at the design, development and commercialization of cost-effective therapeutic and diagnostic products for human and animal use, focusing principally on products for the prevention and treatment of infectious diseases. On May 26, 2000, due to lack of financing, the Company's Board of Directors took action to cease operations as a going concern, reducing the Company's workforce 80% by laying off research, development and operations personnel. Since mid-August 2000, the Company has retained only one Board-appointed administrative staff member to execute operations. On August 28, 2000, the Company's Board of Directors adopted resolutions to approve an Asset Purchase Agreement and to effect the subsequent dissolution of the Company. On September 1, 2000, the Company executed the Asset Purchase Agreement to sell substantially all of its fixed assets, and this sale closed on November 16, 2000. The bulk of the proceeds of this asset sale were distributed to stockholders in late April 2001. Since May 26, 2000, the Company has not conducted any active business operations.

On August 21, 2001, Ophidian and Hemoxymed, executed an Agreement and Plan of Merger (the "Plan"), whereby Ophidian acquired 100% of the outstanding equity securities of Hemoxymed from its stockholders (the "Hemoxymed Stockholders"). The Plan provided for the issuance and exchange of 19,000,000 shares of Ophidian's common stock for the outstanding common stock of Hemoxymed, which shares of common stock of Ophidian were "restricted securities" under the Securities Act of 1933, as amended. The board of directors and management of the resultant company are that of Hemoxymed.

Prior to the completion of the Plan, there were 1,158,245 outstanding shares of common stock of Ophidian. Per the Plan, pre-closing shareholders of Ophidian received a stock dividend of 0.036046. Giving effect to the issuance of the shares outlined above, there are 20,199,915 issued and outstanding shares of common stock of Ophidian. The pre-closing shareholders of Ophidian are entitled to a cash dividend of the pre-close cash balances of Ophidian less any cash used to pay any pre-close liabilities.

This transaction is commonly referred to as a "reverse acquisition" where 100% of Hemoxymed's stock was effectively exchanged for a controlling interest in a publicly held "shell" corporation, Ophidian. For financial accounting purposes, this transaction will be treated as the issuance of stock for the net monetary assets of Ophidian, with no goodwill or other intangible assets recorded. The purchase price was valued at $405,386 and was immediately expensed. There were also transaction costs of $206,638 which were expensed at the date of the merger.

Because this transaction is being accounted for as a "reverse acquisition" whereby Hemoxymed acquired 100% of Ophidian, the historical operating results prior to August 21, 2001 are those of Hemoxymed. Prior to the merger, Ophidian's year-end was September 30th. The resultant company has chosen to change its year-end to that of Hemoxymed, which is December 31st. As a result, the consolidated statements of operations are for the three-month and nine-month periods ended September 30, 2001. The company has received shareholder approval to change its name to Hemoxymed, inc. and intends to do so in the fourth quarter.

On July 29, 2001, in contemplation of the merger, Hemoxymed issued 14,700,000 shares of common stock at a price of $0.0001 to Prism Ventures, LLC as part of a reorganization of Hemoxymed, per the terms of the Prism Ventures, LLC - Hemoxymed, Inc. agreement dated September 29, 2000.

Hemoxymed, Inc. ("Hemoxymed") is a development stage biopharmaceutical company incorporated in February 1995 to conduct research and development aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs. Due to lack of financing, Hemoxymed has not conducted any research and development activities since September 2000.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements of Ophidian contained in Ophidian's Annual Report on Form 10-K for the year ended September 30, 2000 and the Hemoxymed Audited Financial Statements for the year ended December 31, 2000, contained in the Ophidian Current Report on Form 8-K/A, dated November 5, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3. OPHIDIAN MERGER WITH HEMOXYMED

Pro forma condensed consolidated statements of operations for the nine months ended September 30, 2001 and 2000 are included below. These statements give effect to the acquisition of Hemoxymed by Ophidian and related transactions as if such transactions had occurred on January 1, 2000 for the periods presented.

                                                                        For the Nine Months Ended
                                                                              September 30,
                                                                       --------------------------
                                                                           2001           2000
                                                                       -----------    -----------
     Revenues:
      Sale of patents..........................................        $         0    $ 1,300,000
      Other revenue............................................                  0        368,534
                                                                       -----------    -----------
        Total revenues.........................................                  0      1,668,534
                                                                       -----------    -----------

     Operating expenses:
      Research and development.................................                  0      1,252,798
      General and administrative...............................            205,126      1,061,339
      Cost of patents..........................................                  0         83,481
      Impairment charge........................................            (57,124)     1,905,035
                                                                       -----------    -----------
        Total operating expenses...............................            148,002      4,302,653
                                                                       -----------    -----------

     Operating loss............................................           (148,002)    (2,634,119)

     Total other (income) expense..............................            (24,522)        68,268
                                                                       -----------    -----------

     Loss before income taxes..................................           (123,480)    (2,702,387)
     Provision for income taxes................................                  4              0
                                                                       -----------    -----------
     Net loss..................................................        $  (123,484)   $(2,702,387)
                                                                       ===========    ===========

     Basic & Diluted:
      Net loss per share.......................................        $     (0.01)   $     (0.13)
      Weighted average shares..................................         20,199,915     20,199,915

NOTE 4. DIVIDEND PAYABLE

Per the Plan, pre-closing shareholders of Ophidian are entitled to a cash dividend of the pre-close cash balances of Ophidian less any cash used to pay any pre-close liabilities. At September 30, 2001 the dividend is estimated to be $251,417.

NOTE 5. NOTES  PAYABLE

At September 30, 2001, the Company had an unsecured non-interest bearing note payable of $180,000 to an individual. The note is payable on demand. In addition, the Company had an unsecured note payable of $167,065 to a shareholder that bears interest at 8% per annum. The note is payable on demand.

NOTE 6. NET LOSS PER SHARE

Basic net loss per share is computed based upon the weighted average number of common shares outstanding during the period. The Company's diluted net loss per share is the same as its basic net loss per share because all stock options, warrants, and other potentially dilutive securities are antidilutive and, therefore, excluded from the calculation of diluted net loss per share. In 2001, Hemoxymed issued 15,975,000 shares of common stock as part of a reorganization of Hemoxymed. Generally accepted accounting principles require that for the purpose of calculating earnings (loss) per share, the effect of the re-organization is to be retroactively applied to all periods presented.

NOTE 7. LITIGATION

As previously disclosed in Ophidian's Quarterly Reports on Form 10-Q for the quarters ended December 31, 2000, March 31, 2001 and June 30, 2001, Dr. Sean Carroll, co-founder and former Scientific Advisor to Ophidian, delivered to Ophidian on December 22, 2000, a claim under the terms of an indemnification agreement between Ophidian and him entered into in connection with his services to Ophidian as an advisor. The terms of the indemnification agreement included standard language intended to indemnify an advisor from any claims arising from advice given by him to Ophidian. His claim is for a portion of his legal fees incurred in litigation with his former spouse, totaling $51,200. Thereafter on February 22, 2001, Dr. Margaret van Boldrik, co-founder of Ophidian, Vice President, and director of Ophidian, delivered to Ophidian her claim for damages arising from an alleged conspiracy between Dr. Sean Carroll, her former husband, and Ophidian, to terminate her employment with Ophidian, among other things.
Dr. van Boldrik claims an amount equal to that claimed by her former husband, Dr. Carroll.

At the February 23, 2001, meeting of the Board of Directors, the Board authorized the retention of attorney Michael Zaleski of the firm of Quarles & Brady, Madison, Wisconsin, to assess and address the claims of Drs. Carroll and van Boldrik. Mr. Zaleski advised the Board that both claims are without merit. At the March 28, 2001, meeting of the Board of Directors, the Board reviewed the assessment of the claims by Mr. Zaleski and directed that funds, sufficient in amount to defend and/or pay both claims, be retained and not distributed to stockholders pending a final disposition of both claims. The Board expects to contest both claims if legal proceedings are ever commenced against Ophidian.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded from prior business combinations, will cease. This Statement is effective for fiscal years beginning after December 15, 2001. We currently are analyzing the impact of this Statement on the Company's consolidated financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.

OVERVIEW

As stated in Note 3 to the Notes to Consolidated Financial Statements included in this document, this merger is being accounted for as a "reverse acquisition" whereby Hemoxymed acquired 100% of Ophidian. Therefore, the historical operating results and management's discussion and analysis of results of operations prior to August 21, 2001 are those of the accounting acquirer, Hemoxymed. The operations of pre-merger Ophidian ceased on May 26, 2000 (see Note 1 of the Notes to Consolidated Financial Statements included in this document). Any forward-looking statements refer to the operations of Hemoxymed. Hemoxymed is a development stage biopharmaceutical company conducting research and development aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs.

Hemoxymed has had a limited operating history, a history of operating losses and expects to generate operating losses for the foreseeable future. As of September 30, 2001, Hemoxymed's accumulated deficit was $2,621,905. Hemoxymed anticipates that it will continue to incur significant losses until successful commercialization of its technology generates sufficient net revenues to cover all costs of operation.

RESULTS OF OPERATIONS

RESEARCH AND DEVELOPMENT

Due to lack of financing, there were no research activities in the three and nine-month periods ended September 30, 2001. Research and development activities were limited in the three and nine-month periods ended September 30, 2000 and consisted primarily of personnel costs.

GENERAL AND ADMINISTRATION

General and administration expenses consist primarily of personnel, legal and accounting, amortization of patents and patent maintenance costs. General and administration expenses in the three-month period ended September 30, 2001 increased by $87,815 over the corresponding period in year 2000, from $20,189 to $108,004, primarily due to non-cash charges to compensate and retain employees, non-cash contributed services by employee/shareholders and professional fees.

General and administration expenses in the nine-month period ended September 30, 2001 increased by $288,372 over the corresponding period in year 2000, from $53,301 to $341,673, primarily due to non-cash charges to compensate and retain employees, non-cash charges for contributed services by employee/shareholders, professional fees and a non-cash charge of $105,000 related to stock issued to employees and consultants. Generally accepted accounting principles require that compensation be recognized in the financial statements based on the difference between the issuance price and current market price of the underlying stock.

MERGER COSTS

On August 21, 2001, Ophidian and Hemoxymed, executed an Agreement and Plan of Merger (the "Plan"), whereby Ophidian acquired 100% of the outstanding equity securities of Hemoxymed from its stockholders (the "Hemoxymed Stockholders"). The Plan provided for the issuance and exchange of 19,000,000 shares of Ophidian's common stock for the outstanding common stock of Hemoxymed, which shares of common stock of Ophidian were "restricted securities" under the Securities Act of 1933, as amended. The board of directors and management of the resultant company are that of Hemoxymed.

Prior to the completion of the Plan, there were 1,158,245 outstanding shares of common stock of Ophidian. Per the Plan, pre-closing shareholders of Ophidian received a stock dividend of 0.036046. Giving effect to the issuance of the shares outlined above, there are 20,199,915 issued and outstanding shares of common stock of Ophidian. The pre-closing shareholders of Ophidian are entitled to a cash dividend of the pre-close cash balances of Ophidian less any cash used to pay any pre-close liabilities.

This transaction is commonly referred to as a "reverse acquisition" where 100% of Hemoxymed's stock was effectively exchanged for a controlling interest in a publicly held "shell" corporation, Ophidian. For financial accounting purposes, this transaction will be treated as the issuance of stock for the net monetary assets of Ophidian, with no goodwill or other intangible assets recorded. The purchase price was valued at $405,386 and was immediately expensed. There were also transaction costs of $206,638 which were expensed at the date of the merger.

REASONS FOR THE MERGER

Ophidian
--------
Following the distribution in April 2001 of most of the proceeds from the sale in November of 2000 of substantially all of the Company's assets, the only remaining asset of the Company--aside from a limited pool of funds retained to cover the Company's remaining expenses--is the Company's status as a publicly-traded corporation. The principal purpose of the Merger is to allow the existing stockholders of the Company the potential to realize some value from this remaining asset.

Hemoxymed
---------
The decision of the Hemoxymed Board of Directors to enter into the Merger Agreement was based upon its conclusion that, since Hemoxymed will be merging with a publicly-traded corporation, the Merger affords Hemoxymed an opportunity to access capital markets for the development of its oxygen therapeutics business and will provide greater liquidity for the Hemoxymed stockholders.

INTEREST AND OTHER (INCOME) EXPENSE

Interest expense in both the three and nine-month periods ended September 30, 2001 increased over the corresponding period in year 2000 due to an increase in loans payable. Interest income in both the three and nine-month periods ended September 30, 2001 increased over the corresponding period in year 2000 due to interest earned from August 22, 2001 to September 30, 2000 on the cash balances in the Ophidian Trust Account. This Trust Account holds the pre-merger Ophidian cash balance that is to be used for payment of pre-merger Ophidian liabilities. Other (income) expense includes foreign currency transaction gains and losses. Ophidian currently does not hedge foreign exchange transaction exposures. To the extent the Company has assets and liabilities denominated in foreign currencies that are not hedged, the Company is subject to foreign currency gains and losses.

CAPITAL RESOURCES AND LIQUIDITY

As previously announced, prior to the merger with Hemoxymed, Ophidian sold substantially all of its fixed assets and intellectual property to Promega Corporation on November 16, 2000. A distribution of cash remaining after payment of the Company's operational and accrued costs was made on April 30, 2001, to stockholders of record as of April 23, 2001. Since August 2000 there has been one administrative employee retained to carry out business associated with the Plan of Dissolution that was approved by stockholders on November 9, 2000. Upon the final payment of remaining pre-merger Ophidian liabilities, a final distribution of the remaining proceeds, if any, from the Asset Sale will be made to pre-merger Ophidian's stockholders of record on August 17, 2001. On the consolidated balance sheet at September 30, 2001, the pre-merger Ophidian assets and liabilities were:

                Restricted cash.........................    $275,518
                Deposits................................         336
                                                            --------
                Total assets............................    $275,854
                                                            ========

                Accounts payable........................    $  4,376
                Accrued liabilities.....................      20,061
                Dividend payable........................     251,417
                                                            --------
                Total liabilities.......................    $275,854
                                                            ========
The $275,518 of pre-merger Ophidian cash was placed is in a separate trust account and is not available for post-merger operations. Excluding this restricted cash, the Company has $32,233 available for operations.

The Company expects to raise approximately $2,000,000 of investment capital in the fourth quarter. This capital investment will include a combination of cash investment and conversion of current debt to equity. The Company believes the proceeds from this investment will be sufficient to meet the Company's working capital and capital expenditure requirements for pre-clinical development in Europe and general and administrative activities in the U.S. related to raising capital, for approximately the next year. The Company intends to begin Phase I clinical trials in Europe within the next year. To achieve this, the Company will require a minimum additional capital investment of $1 to $2 million. Should the Company be unable to raise such capital on acceptable terms to all, the Company will be unable to begin Phase I clinical trials. The Company will need to raise substantial additional funds to continue development and commercialization of our products. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time the Company is unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

This document contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that the Company's actual results may differ significantly from the results anticipated in these forward-looking statements as a result of various factors. Such factors related to the business of Hemoxymed include, but are not limited to, those in the section titled "Risk Factors" (pages 16-21) of the Company's Information Statement Pursuant to
Section 14(f) of the Securities Exchange Act of 1934, filed August 8, 2001. The Company undertakes no obligation to revise such forward-looking statements to reflect events or circumstances occurring after the date hereof.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2001 the Company did not have excess cash. All cash was held in operating checking accounts. The impact of a change in interest rates would not be material to our consolidated statements of operations.


                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     See Note 7 to the accompanying financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 15, 2001, holders of 14,637,786 shares of Common Stock (or approximately 72% of the total entitled to vote on the matters set forth) consented in writing without a meeting to approve the change of the Company's name to Hemoxymed, Inc. and to approve an amendment to the Company's Certificate of Incorporation to increase its authorized capital to 50,000,000 shares of Common Stock.

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Required by Item 601 of Regulation S-K. The exhibit listed in the Exhibit Index following the signatures to this Report is incorporated by reference into this Report.

     (b)  Reports on Form 8-K

          1) The Company filed a Form 8-K with the SEC on September 5, 2001, reporting that on August 21, 2001 Ophidian Pharmaceuticals, Inc. acquired Hemoxymed, Inc. through an exchange of stock. The transaction was structured as a reverse triangular merger with Hemoxymed merging into a newly created subsidiary of Ophidian Pharmaceuticals, Inc. formed specifically for the purpose of the transaction. Pursuant to the terms of the transaction, the Ophidian Pharmaceuticals, Inc. pre-merger officers and directors resigned and were replaced by designees of Hemoxymed. Also, as a result of the merger, the shareholders of Hemoxymed own in the aggregate 94.06% of Ophidian Pharmaceuticals, Inc.'s outstanding common stock. Following the merger, Prism Ventures LLC is now the owner of 71.61% of Ophidian Pharmaceuticals, Inc.'s outstanding stock. Prism is jointly owned by Mr. Judson A. Cooper and Dr. Joshua D. Schein both of whom are now directors of Ophidian Pharmaceuticals, Inc.

          2) The Company filed a Form 8-K/A with the SEC on November 5, 2001, containing the financial statements and pro forma financial information of the August 21, 2001 acquisition of Hemoxymed, Inc. by Ophidian Pharmaceuticals, Inc., as required by item 7.

          3) The Company filed a Form 8-K with the SEC on November 13, 2001, reporting that on April 16, 2001, the registrant, Ophidian Pharmaceuticals, Inc. (the "Company") entered into an Agreement and Plan of Merger by and among the Company, Ophidian Holdings, Inc., the wholly owned subsidiary of the Company and Hemoxymed, Inc. which agreement was executed by all the parties (the "Merger"). On November 1, 2001, the Board of Directors of the Company approved a change in its fiscal year end from September 30 to December 31. Since Hemoxymed, Inc. was the accounting acquiror in the Merger, and its fiscal year end was December 31, no transition report is required.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OPHIDIAN PHARMACEUTICALS, INC.


Date: November 14, 2001                   By: /s/ Edward J. Leary
                                              -------------------

                                          Edward J. Leary
                                          Chief Financial Officer
                                          (Principal Accounting and Financial
                                           Officer and Duly Authorized Officer)

                                 EXHIBIT INDEX


   Number   Description
   ------   -----------
    10.1    Agreement and Plan of Merger made as of April 16, 2001, by and among the Company, Ophidian Holdings, Inc., a wholly owned subsidiary of the Company, and Hemoxymed, Inc., filed as Exhibit A to the Company's Information Statement on Form 14f-1 filed on August 8,
            2001, and hereby incorporated by reference.