Form 10-K405
period 2001-12-31
OPHIDIAN PHARMACEUTICALS INC
filed 2002-04-01
CIK 872947

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended December 31, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
from        to

                        Commission File Number 001-13835

                                HEMOXYMED, INC.
                                --------------
             (Exact name of Registrant as specified in its Charter)

                  Delaware                         39-1661164
                  --------                         ----------
              (State or Other Jurisdiction of   (IRS Employer
              Incorporation or Organization)    Identification No.)

                  325 Barracks Hill, Charlottesville, VA  22901
                  ---------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (434) 984-2409
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12 (b) of the Act:  None

          Securities registered pursuant to Section 12 (g) of the Act:

                                (Title of Class)
                        Common Stock, $0.0025 par value
                         Common Stock purchase warrants

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X   No __
         ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $0

As of March 12, 2002, the aggregate market value of voting common equity held by non-affiliates of the Registrant (7,287,603 shares) was approximately $1,894,777. The aggregate market value was computed by reference to the "Close" price of such common equity as of that date.

As of March 12, 2002, the Registrant had 24,255,151 shares of Common Stock issued and outstanding.

                                     INDEX
                                     -----

                                                                           PAGE
                                                                           ----
PART I
   Item 1.     Business...................................................   1
   Item 2.     Description of properties..................................  11
   Item 3.     Legal proceedings..........................................  11
   Item 4.     Submission of matters to a vote of stockholders............  12
PART II
   Item 5.     Market for common equity and related stockholder matters...  12
   Item 6.     Selected financial data....................................  13
   Item 7.     Management's discussion and analysis of financial
               condition and results of operations........................  13
   Item 7(a).  Quantitative and qualitative disclosures about market risk
   Item 8.     Financial statements and supplementary data................  17
   Item 9.     Changes in and disagreements with accountants on accounting and financial disclosure...................................  17
PART III
   Item 10.    Directors, executive officers, promoters and control
               persons; compliance with section 16(a) of the exchange act.  17
   Item 11.    Executive compensation.....................................  19
   Item 12.    Security ownership of certain beneficial owners and
               management.................................................  21
   Item 13.    Certain relationships and related transactions.............  22
   Item 14.    Exhibits, financial statement schedules and reports on
               form 8-K...................................................  24

SIGNATURES                                                                  26

                                     PART I

FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-K for HEMOXymed, Inc. (hereafter, the "Company", the "Registrant" or "HEMOXymed") contains certain "forward-looking" statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those risks and uncertainties previously identified by the Company from time to time in the Company's prior filings with the Securities and Exchange Commission. To the extent that statements in this Annual Report involve, without limitation, potential business combinations, expectations for growth, market value, dividends, or any other estimates or guidance on future periods, these statements are forward-looking statements. The Company's actual results may differ significantly from the results projected in the forward-looking statements. The Company assumes no obligation to update forward-looking statements.

ITEM 1.     DESCRIPTION OF BUSINESS

MERGER OF HEMOXYMED, INC. AND OPHIDIAN PHARMACEUTICALS, INC.

          On August 21, 2001, HEMOXymed, Inc. ("HEMOXymed" or the "Company") and Ophidian Pharmaceuticals, Inc. ("Ophidian"), executed an Agreement and Plan of Merger (the "Plan"), whereby Ophidian acquired 100% of the outstanding equity securities of HEMOXymed from its stockholders. On November 14, 2001 the merged-company name was changed from Ophidian Pharmaceuticals, Inc. to HEMOXymed, Inc.

          The Plan provided for the issuance and exchange of 19,000,000 shares of Ophidian's common stock for the outstanding common stock of HEMOXymed, which shares of common stock of Ophidian were "restricted securities" under the Securities Act of 1933, as amended. Immediately following the merger there were 20,199,915 issued and outstanding shares of common stock of Ophidian. The board of directors and management of the resultant company are that of HEMOXymed.

          This transaction is commonly referred to as a "reverse acquisition" where 100% of HEMOXymed's stock was effectively exchanged for a controlling interest in a publicly held "shell" corporation, Ophidian. For financial accounting purposes, this transaction has been treated as the issuance of stock for the net monetary assets of Ophidian, with no goodwill or other intangible assets recorded. Because this transaction is being accounted for as a "reverse acquisition" whereby HEMOXymed acquired 100% of Ophidian, the historical operating results prior to August 21, 2001 are those of HEMOXymed.

          Prior to the merger, Ophidian's year-end was September 30th. The resultant company has chosen to change its year-end to that of HEMOXymed, which is December 31st.

GENERAL

          HEMOXymed, Inc. was founded in 1995 to leverage significant prior investment in a novel platform technology for increasing the amount of oxygen carried to the body's tissues using either a patient's own red blood cells or banked blood. The terms "HEMOXymed" and the "Company" or "us" and "we" as used herein include its subsidiary, HEMOX Therapeutics, SARL and Ophidian Holdings, Inc. Since its inception, HEMOXymed has acquired the exclusive worldwide licenses to this novel technology, advanced the development of its therapeutic process, HEMOXygenation(TM), and has positioned itself to enter Phase I clinical trials. As a reminder to the reader, following the merger in August 2001, the business and history of HEMOXymed is now our business and our history.

          The scientific founders, at the French National Blood Transfusion Foundation (Foundation National de Transfusion Sanguinaire, "FNTS") in the Regional Blood Transfusion Center of Tours, France, developed the technological basis for HEMOXymed, with assistance from the Max-Planck Institute in Mulheim, Germany. The initial premise of their work was to investigate the use of red blood cells as drug delivery carriers. A significant focus of these initial efforts was HEMOXygenation - Oxygen Release Modification through the use of red blood cells.The founders completed the preclinical development on the process. The funding for this initial work came from the Republic of France and the European Union, which invested approximately $8 million in direct costs in the program. However, due to programmatic changes at the FNTS, funding for the Regional Blood Transfusion Center was suspended and all research programs interrupted.

          HEMOXymed was founded to acquire the exclusive worldwide rights held in abeyance by the FNTS for the use of RBCs as a carrier for therapeutics to improve oxygenation. The founders of HEMOXymed recognized the potential for advancing the core process to rapid commercialization in major markets. HEMOXymed had also observed a significant shift in the marketplace due to advancements in blood transfusion therapies and profoundly underserved clinical needs - a marketplace demanding novel and advanced therapies to improve tissue oxygenation. HEMOXymed has been able to acquire the base intellectual property; build upon the preclinical and clinical development efforts of the founders and leverage the $8 million previously invested in the process.

TECHNOLOGY DESCRIPTION

Oxygenation
-----------
          Oxygenation is the core life sustaining process whereby oxygen enters the lungs, is attached to hemoglobin in red blood cells for distribution throughout the body, and ultimately released to the tissues. Improved oxygenation may provide for a unique therapeutic approach to a number of diseases and circumstances where insufficient oxygen is reaching the tissues or where increased oxygen would have a therapeutic benefit.

          There are a number of clinical conditions and diseases which involve ischemia (reduced blood flow to tissues), hypoxemia (reduced levels of oxygen carried in the blood) or reduced tissue oxygenation. These conditions all require treatment to increase tissue oxygenation. Current therapies do not fully address the needs of the patients suffering from these diseases. We believe that increased oxygenation through HEMOXygenation can significantly improve the clinical outcomes of these patients.

HEMOXygenation
--------------
          The process of HEMOXygenation improves delivery of oxygen to the tissues and addresses the clinical needs dependent upon improved oxygenation. The core of the HEMOXygenation process consists of a machine - the HEMOXygenator(TM) - and an oxygen release enhancer - ORMin(TM).

          Human hemoglobin contains four sites to which oxygen molecules attach during the transfer from the lungs to red blood cells. Hemoglobin is a protein that allows for the release of oxygen, utilizing another molecule, 2,3 diphosphoglycerate, popularly referred to as 2,3-DPG for short. 2,3-DPG is an Oxygen Release Modifier which is the 'glue' that holds the oxygen molecules to hemoglobin and allows oxygen release to the tissues. Despite its ability to carry four oxygen molecules, human hemoglobin normally releases only one oxygen molecule or 20-30% of transported oxygen to tissues.

          In contrast to man, birds have Inositol Pentaphosphate (IPP) rather than 2,3-DPG as an Oxygen Release Modifier. IPP is more efficient than 2,3-DPG because more of the contained oxygen is released to tissues from bird hemoglobin than from human hemoglobin. ORMin is a proprietary formulation of Inositol Hexaphosphate, a compound with chemical properties very similar to that of IPP. When ORMin replaces 2,3-DPG as the oxygen release modifier in human hemoglobin, the human hemoglobin releases 2 or 3 oxygen molecules, similar to the way IPP releases oxygen in birds.

          HEMOXygenation consists of the following steps:

1. Collection: Blood is taken from the patient by standard blood collection methods and drawn into the HEMOXygenator.
2. Separation: In the HEMOXygenator, the red blood cells are separated from the plasma and white blood cells. The cells are then washed with saline and ORMin is added.
3. Poration: The ORMin and red blood cell mixture is cooled and directed into the Porator, where a specified osmotic pressure is applied, causing the red cells to swell and pores on the surface of the cells to open. The ORMin enters the red blood cells through these pores.

4.   Rejuvenation: The red blood cells, now containing ORMin, are warmed.
     The rejuvenation solution, including adenosine tri-phosphate and saline, is applied to the cells, causing the pores on the surface of the red blood cells to decrease in size and returns the cells to normal function.
5. Return: The rejuvenated red blood cells are now ready for their return to the patient. The cells will either be collected for later transfusion, or remixed with plasma or a plasma extender/substitute and transfused directly from the HEMOXygenator back to the patient.

MARKETS

          HEMOXygenation treats people suffering from ischemia, which is decreased delivery of blood to the tissues, or hypoxemia, which is the inability to effectively transport oxygen from the lungs to the red blood cells. There are at least five major clinical indications, paralleling the major stages of oxygenation. Each indication deals with a relative or absolute oxygen deficiency that can be addressed with improvement in release of oxygen to the tissues.

Chronic Obstructive Pulmonary Disease (COPD)
--------------------------------------------
          COPD is any progressive disease of the lungs that reduces the amount of oxygen available for passage on to red blood cells. Emphysema and chronic bronchitis are the two most common forms of COPD. As reported by the National Center for Health Statistics in Current Estimates from the National Health Interview Survey, COPD affects approximately 20.4 million patients in the US and an estimated 32.4 million patients in Europe and 8.2 million patients in Japan.

          COPD is typically an irreversible lung condition because it results from damage to the respiratory tract. This damage is usually in the alveoli, preventing the normal transfer of oxygen from the lungs to the red blood cells. Treatment includes a number of medications to open the airways and reduce inflammation. In addition, patients receive inhaled oxygen and physical therapy. The oxygen reduces the strain on the body and increases energy available for daily activities. There is clinical evidence that patients who undergo oxygen therapy live longer.

Chronic Heart Failure (CHF)
---------------------------
          CHF is a progressive disease causing weakness of the heart muscle and results in decreased circulation to the tissues. The inability of patients suffering from CHF to adequately pump blood significantly affects their daily life. Even routine stress, such as household chores, can lead to heart attacks and exhaustion. Heart disease is the leading cause of death in the US, and ischemic heart disease, a form of CHF, comprises 25% of all heart disease related deaths. According to the National Health and Nutrition Examination Surveys, CHF affects approximately 5.8 million people in the US, 9.1 million patients in Europe, and 2.3 million patients in Japan.

Anemia
------
          Anemia is a decrease in the amount of normal hemoglobin that leads to a corresponding decrease in the oxygen carrying capacity of blood. As reported by the National Center for Health Statistics in Current Estimates from the National Health Interview Survey, anemia affects 6.1 million patients in the US, 9.6 million patients in Europe, and 2.5 million patients in Japan. There are many types of anemia, and they have various causes. Some anemias may be caused by infection, disease, reduction in hematocrit or bone marrow problems. Others result from medication problems or poor nutrition. Anemia causes fatigue, which can often be extreme, due to the lack of hemoglobin to transport oxygen to the tissues. Anemia is treated primarily with oxygen therapy and blood transfusions.

Peripheral Vascular Diseases (PVD)
----------------------------------
          PVD are conditions that narrow or block blood vessels, reducing the blood flow through the circulatory system. PVD includes conditions such as atherosclerosis and arteriosclerosis. As reported by the National Center for Health Statistics in Current Estimates from the National Health Interview Survey, PVD affects a very large population, occurring in about 12 percent of people age 65 to 70 and in about 20 percent of those over age 75. However, those patients suffering from chronic PVD, where the symptoms have become extremely painful and detrimental to the patients' health, affects approximately 540,000 patients in the US, 950,000 patients in Europe, and 220,000 patients in Japan.

          The reduction of blood flow decreases the amount of oxygen that reaches the tissues. PVD often results in extreme discomfort and pain. The leg pain is called "intermittent claudication." It is a cramp-like pain that occurs during walking. It may worsen when walking fast or uphill but stops with rest. As the arteries become more narrowed, the pain may even occur at rest. In the most severe cases, blood-starved tissues can begin to die. This can lead to painful sores or ulcers on the lower leg, toes or ankle and may lead to gangrene. If left untreated, toes or a whole foot may need to be amputated.

Transfusion
-----------
          There are other applications for HEMOXygenation such as allotransfusion, which is the traditional collection and storage of single units of blood for subsequent transfusion; autotransfusion, which is real time or planned processing and return of a patient's own blood; blood recovery during surgery; and, treatment of donated blood.

Allotransfusion & Donated Blood
-------------------------------
          There is a growing demand for blood stored for subsequent transfusion. However, the amount of blood and number of blood donors is decreasing. The World Health Organization estimates that the worldwide demand for banked blood is 100 million units per year. According to the American Association of Blood Banks, approximately 14 million units, including 1 million autologous, of blood are donated annually in the US by about 8 million volunteers. These donated units are transfused into over 4 million patients.

          Increasing the utility of the declining supply of banked blood through HEMOXygenation could reduce the amount of blood necessary to satisfy the demand for blood. A patient could receive less than one unit of blood worth of HEMOXygenated red blood cells, in combination with natural plasma or synthetic plasma substitutes, to receive the benefit of a whole unit of blood. This also has applications for military use, where storage and movement of blood supplies has crucial logistical implications. HEMOXygenating banked blood can reduce the amount of blood that needs to be stored and transported.

Auto-Transfusion (Real-Time & Stored)
-------------------------------------
          Autologous blood transfusion is the collection and reinfusion of the patient's own blood or blood components. Concerns about the transmission of disease through allogeneic blood transfusion, the transfusion of blood from a donor other than the patient, has resulted in a dramatic increase in autologous blood transfusion. Autologous blood transfusion is used mostly for patients undergoing planned surgical procedures where blood loss is anticipated to be high. The National Institutes of Health has suggested guidelines for the use of autotransfusion. It is recommended that patients planning to undergo surgery for coronary artery bypass grafts, total knee replacement, total hip replacement, major spine surgery, major vascular surgery and other planned, highly invasive surgeries, such as prostatectomies, should consider autotransfusion in preparation for surgery. According to the American Association of Blood Banks, it is estimated that 1.9 million of these planned, invasive surgical procedures were conducted in 1999 in the US, 3 million in Europe and 800,000 in Japan.

DISTRIBUTION, MARKETING AND SALES

          HEMOXymed is has three distinct parties to which it can market and sell HEMOXygenators and disposable kits: Prescriber, Provider, and Patient.

          .    Prescriber
               ----------
               The Prescriber is the physician or health care practitioner who would recommend HEMOXygenation as a treatment for patients with specific disease states. Physicians will be the most important component of the HEMOXymed marketing plan.

          .    Provider
               --------
               The Provider is the hospital based transfusion center or independent clinic performing the transfusion and blood processing services. The Provider would also perform the blood collection and storage services. Patients who would benefit from HEMOXygenation would receive their treatment through the Provider. Providers will be a target of HEMOXymed's marketing efforts, as they will understand the utility of the treatment, adopt the machines and begin to implement the therapy.

          .    Patient
               -------
               Although it is impractical to educate individual patients about HEMOXygenation, there are certain disease related patient groups and organizations that would be interested in HEMOXygenation. Given the increasing use of 'direct to consumer' advertising, these groups could be instrumental in encouraging adoption of HEMOXygenation as a standard of care for specific diseases.

We intend to develop an independent marketing and sales force focused on providers (hospital based or affiliated blood banks or infusion therapy centers and independent clinics) and prescribers (physicians treating patients with inadequate oxygenation). We will not be involved in the reimbursement process, but will sell HEMOXygenators and disposable kits directly at prices targeted to allow the providers and prescribers to be covered by the various health insurance schemes. Finally, we intend to use direct-to-consumer marketing and other efforts to target certain patient groups who have organized themselves due to their particular disease and who would benefit from HEMOXygenation.

COMPETITION

          There are four categories we have identified where companies are developing technologies and therapeutics that may be considered competitive to HEMOXygenation.

          .         Blood and Hemoglobin Substitutes
                    --------------------------------
               The hemoglobin and blood substitutes are intended to provide a patient with both blood volume and an increase in oxygenation capability. The substitutes are derived either from bovine or human hemoglobin. The hemoglobin is collected, purified and cleaned. It is often linked with other materials such as a polymer because raw hemoglobin outside the red blood cells is toxic to the kidneys and can cause vasoconstriction. Companies that have blood and hemoglobin substitutes in development or commercialization include: Apex Bioscience, Baxter Healthcare Corporation, BioPure, Enzon, Hemosol and Northfield Laboratories.

          .         Oxygen Therapeutics
                    -------------------
               A number of companies are focusing on the development of oxygen carrying emulsions. Oxygen emulsions are different from compressed oxygen canisters that supply oxygen gas for standard oxygen therapy. The emulsion preparations are intended to be injected and contain higher levels of oxygen than available from gas. The emulsion preparations increase the amount of oxygen available in the blood stream for delivery to the tissues. However, in lung, blood and cardiovascular diseases there remains an underlying abnormality affecting the uptake or delivery of oxygen to the tissues, which this process does not address. Companies that have oxygen therapeutics in development or commercialization include: Alliance Pharmaceutical Corporation, Perftoran and Synthetic Blood International, Inc.

          .         Hemoglobin Enhancers
                    --------------------
               The hemoglobin enhancers are the most similar to HEMOXygenation and we view this category of products as our most direct competition. Hemoglobin enhancers are intended to affect how natural human hemoglobin interacts with oxygen molecules in order to increase oxygenation. Companies that have oxygen therapeutics in development include: Allos Therapeutics, MaxCyte and GMP Companies Inc./OxyCell.

          .         Oxygen Therapy
                    --------------
               Standard oxygen therapy, whereby a patient is treated with oxygen from a pressurized oxygen cylinder, is most often used to enhance the oxygen blood level. Although standard oxygen therapy is the most common method to increase blood oxygen levels, it does not adequately address the physiological restrictions that can prevent delivery of that oxygen to the tissues.

          The principal factors affecting the biotechnology market include scientific and technological factors, the availability of patent and other protection for technology and products, the ability and length of time required to obtain governmental approval for testing, manufacturing, marketing and physician acceptance. Most competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than HEMOXymed. These companies may represent significant long-term competition for us. Our competitors may succeed in developing products that are more effective or less costly than any that may be developed by us, or that gain regulatory approval prior to our products.

          There can be no assurance that developments by other biotechnology companies will not render our products or technologies obsolete or noncompetitive or that we will be able to keep pace with technological developments of our competitors. We believe that some of our competitors are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by us. These competing products may be more effective and less costly than the products developed by us.

PATENTS

          We strongly believe in securing and maintaining a strong competitive position through the filing and prosecution of patents. To date, we have received three issued US patents with corresponding foreign filings and issuances in many major jurisdictions.

Name                                             US Patent  Date of Issuance
----                                             ---------  ----------------
Apparatus for Causing Medicinal Products to
Penetrate into Red Blood Cells                   5,589,389  December 31, 1996
Apparatus for Encapsulating Biological Active
Substances Into Erythrocytes                     4,752,586  June 21, 1988
Encapsulating Biological Active Substances
into Erythrocytes                                4,652,449  March 24, 1987

TRADEMARKS

          We maintain trademark rights to HEMOXymed, HEMOXygenation, HEMOXygenator and ORMin and we may adopt other trademarks for potential products in the future.

GOVERNMENT REGULATION

          The research, development, manufacture, and marketing of our potential products are subject to substantial regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of our potential products.

          Our product candidates associated with HEMOXygenation may be regulated by the FDA as drugs, biologics and medical devices. New drugs and medical devices are subject to regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are primarily regulated under the Public Health Service Act.

          Obtaining FDA approval has historically been a costly and time-consuming process. Generally, in order to gain FDA approval, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on a product's effectiveness and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug application (IND) for a drug or biologic or an investigational device exemption (IDE) for a device, which the FDA must review before human clinical trials of an investigational drug or device can start. The IND or IDE includes a detailed description of the further clinical investigations to be undertaken.

          In order to commercialize any products, we must sponsor and file an IND or, if applicable, IDE and be responsible for initiating and overseeing the clinical studies to demonstrate the safety, effectiveness, and potency that are necessary to obtain FDA approval of any such products. For IND's or IDE's we will be required to select qualified investigators to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations, including the general investigational plan and protocols contained in the IND or IDE.

          Clinical trials of drugs or biologics are typically conducted in three sequential phases that may overlap. Phase I involves the initial introduction of the drug into healthy human subjects where the product is tested for safety, dosage tolerance, absorption, metabolism distribution and excretion. Phase II involves studies in a limited patient population to:

     . determine the efficacy of the product for specific, targeted indications;
     . determine dosage tolerance and optimal dosage; and identify possible adverse effects and safety risks.

          When Phase II evaluations demonstrate that the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dose ranging and clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites. Clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if it concludes that an unwarranted risk is presented to patients, or, in Phase II and III, if it concludes that the study protocols are deficient in design to meet their stated objectives.

          If clinical trials of a new product are completed successfully, the sponsor of the product may seek FDA marketing approval. If the product is regulated as a biologic, the FDA will require the submission and approval of a Biologics License Application (BLA) before commercial marketing of the biologic. If the product is classified as a new drug, an applicant must file a New Drug Application (NDA) with the FDA and receive approval before commercial marketing of the drug. If the product is classified as a medical device and it is not substantially equivalent to a device already on the market, a premarket approval application (PMA) must be submitted before marketing. The NDA, BLA or PMA must include detailed information about the product and its manufacture and the results of product development, preclinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDA's, BLA's and PMA's submitted to the FDA can take up to two to five years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA, BLA or PMA does not satisfy its regulatory criteria for approval and deny approval or require additional clinical studies. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual regulatory requirements and review relating to Good Manufacturing Processes, adverse event reporting, promotion and advertising, and other matters. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

          HEMOXygenation technology will most likely be regulated by the FDA's Center for Biologics Evaluation and Research (CBER). The HEMOXygenator and disposables will be reviewed as medical devices under the Premarket Application
(PMA) provisions of the Federal Food, Drug and Cosmetic Act. Historically, the Office of Blood Research and Review in the Center for Biologics Evaluation and Research has had the most expertise and experience in regulating blood apheresis equipment and disposables associated with the processing of human blood. ORMin, a chemical additive and therapeutic treatment in the HEMOXygenation process, will likely be regulated by the FDA as a drug and therefore will require an IND submission to be reviewed by CBER.

          Further development for our products is expected to follow a similar path to that of any therapeutic biologic, with successful completion of Phase I, Phase II and Phase III trials required to precede the filing of a PMA. The collection of blood from patients, the handling of blood cells and the reinfusion of cells is required to be done in compliance with procedures used for blood component collection. That regulation is designed to protect both donors and recipients of blood products and involves significant record-keeping and other burdens.

ENVIRONMENTAL REGULATION

          In connection with our research and development activities, our business is and will be subject to regulation under various state and federal environmental laws. These laws and regulations govern our use, handling and disposal of various biological and chemical substances used in our operations. Although we believe that we have complied with these laws and regulations in all material respects and we have not been required to take any action to correct any noncompliance, there can be no assurance that we will not be required to incur significant costs to comply with health and safety regulations in the future.

EMPLOYEES

          In order to keep our operations viable as we seek investment capital, we are currently operating with a limited staff. As of December 31, 2001, we had three full-time employees. One of these employees is dedicated to research and development. The other two employees are the CEO and CFO responsible for raising investment capital and company administration. None of our employees are covered by a collective bargaining agreement and we believe all relations with our employees are satisfactory. Upon raising additional investment capital we intend to hire additional research and development personnel in addition to utilizing consultants.

RISK FACTORS RELATED TO OUR BUSINESS

          Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in other parts of this Annual Report on Form 10-K. You should consider carefully the following risk factors, together with all of the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

1. We are a development stage company with a limited operating history and no product revenues so it is difficult to evaluate if we are a good investment.

          Because our products are in an early stage of development, we have not received regulatory approval for any of our products nor have we released any products for commercial sale; therefore we can give you no assurances that we will succeed in commercializing our products. Our long-term viability and growth will depend on the successful commercialization of our HEMOXygenation process.

2. We have a history of losses and our existence will be dependent on our ability to raise capital which may not be readily available.

          We have experienced losses since inception. From our inception in February 1995 through December 31, 2001 we have incurred net losses of $2.8 million. We expect to continue to incur losses for at least the next 5 years as we expend substantial resources on research and clinical development. The process of developing our products requires significant pre-clinical testing and clinical trials as well as regulatory approvals for commercialization and marketing before we can begin to generate any revenue from product sales. In addition, commercialization of our products will require us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activity.

          We will need significant additional funding in the future to continue our operations. From inception, we have generated funds primarily through the sale of securities. We may seek additional funding through additional private sales of our securities, public sales of our securities, strategic alliances or by licensing all or a portion of our technology. Such funding will significantly dilute existing shareholders or may limit our rights to our technology. There can be no assurances that we will be able raise additional funding. If we fail to raise additional funding you may lose all or a substantial portion of your investment.

3. We have a dependence on and need for third party relationships to develop, produce and market our product without which we will fail.

          Our business strategy is to utilize the expertise and resources of third parties in a number of areas including:
          .    pre-clinical and clinical trials
          .    regulatory approvals
          .    development and manufacture of the HEMOXygenator(TM)
          .    manufacture of kits and solutions

          .    sales and marketing of our products.
This strategy of reliance on third party relationships creates risks to us by placing critical aspects of our business in the hands of third parties who we may not be able to control as effectively as our own personnel. If these third parties do not perform in a timely and satisfactory manner, we may incur additional costs and lose time in our development and clinical programs as well as commercializing our products.

          We do not have the ability to conduct all facets of our clinical trials independently. We intend to rely on clinical investigators and third-party clinical research organizations to perform a significant portion of these functions. There can be problems with using third party clinical research organizations such as:
          .    we are not able to locate acceptable contractors to run this portion of our clinical trials
          .    we can not enter into favorable agreements with them
          .    third parties may not successfully carrying out their
               contractual duties
          .    third parties may not meet expected deadlines
If any of these problems occur, we will be unable to obtain required approvals and will be unable to commercialize our products on a timely basis, if at all.

4. There is a need for acceptable clinical data in order to obtain regulatory approval which is necessary to market our product.

          In order to sell our products, we must receive regulatory approval for our products. Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through pre-clinical studies and clinical trials that the product is safe and effective for use in each target indication. If our products fail in clinical trials, you may lose all or a substantial portion of your investment.

          In addition, the results from pre-clinical testing and early clinical trials may not be predictive of results obtained in later clinical trials. There can be no assurance that our clinical trials will demonstrate sufficient safety and effectiveness to obtain regulatory approvals. The completion rate of our clinical trials is dependent on, among other factors, the patient enrollment rate. Patient enrollment is a function of many factors including:
          .    patient population size
          .    the nature of the protocol to be used in the trial
          .    patient proximity to clinical sites
          .    eligibility criteria for the study.
We believe our planned procedures for enrolling patients are appropriate. However, delays in patient enrollment would increase costs and delay ultimate sales, if any, of our products.

5.   There is no assurance we will obtain regulatory approval for our product.

          The regulatory process takes many years and requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. We may also encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop our products and/or the period required for review of any application for regulatory agency approval of a particular product. Delays in obtaining regulatory agency approvals will make the project more costly and adversely affect our business, putting your investment at greater risk.

          If the FDA grants approval for a drug or device, such approval may limit the indicated uses for which we may market the drug or device and this could limit the potential market for such drug or device. Furthermore, if we obtain approval for any of our products, the marketing and manufacture of such products remain subject to extensive regulatory requirements. Even if the FDA grants approval, such approval would be subject to continual review, and later discovery of unknown problems could restrict the products future use or cause their withdrawal from the market. Failure to comply with regulatory requirements could, among other things:
          .    result in fines
          .    suspension of regulatory approvals
          .    operating restrictions and criminal prosecution.

          In addition, many countries require regulatory agency approval of pricing and may also require approval for the marketing in such countries of any drugs or devices we develop. We cannot be certain that we will obtain any regulatory approvals in other countries and the failure to obtain such approvals may materially adversely affect our business. In order to market our products outside of the United States, we must comply with numerous and varying regulatory requirements of other countries regarding safety and quality. The approval procedures vary among countries and can involve additional product testing and administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries includes all of the risks associated with obtaining FDA approval detailed above. Approval by the FDA does not ensure approval by the regulatory authorities of other countries.

6. We may not be able to obtain and maintain patent protection for our technologies which will leave us vulnerable to competitors.

          Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. It is our policy to file patent applications in the United States and selected foreign jurisdictions. We currently hold and maintain 3 issued United States patents and various related foreign patents. No assurance can be given that our issued patents will provide competitive advantages for our technologies or will not be challenged or circumvented by competitors. With respect to already issued patents, there can be no assurance that any patents issued to us will not be challenged, invalidated, circumvented or that the patents will provide us proprietary protection or a commercial advantage. We also rely on trade secrets and proprietary know-how which we seek to protect, in part, through confidentiality agreements with employees, consultants, collaborative partners and others. There can be no assurance that these agreements will not be breached.

          The ability to develop our technologies and to commercialize products will depend on avoiding patents of others. Although we are not aware of any claim of patent infringement against us, claims concerning us infringing patents and proprietary technologies could have a material adverse effect on our business. In addition, litigation may also be necessary to enforce any of our patents or to determine the scope and validity of third-party proprietary rights. There can be no assurance that our patents would be held valid by a court of competent jurisdiction. We could incur substantial costs in defending ourselves in suits that may be brought against us claiming infringement of the patent rights of others or in asserting our patent rights in a suit against another party. Costs associated with patent litigation could materially adversely affect our business.

7. There is uncertainty regarding third-party reimbursement which is necessary for our success.

          If we succeed in bringing any of our products to the market, we cannot assure you that third parties will consider the products cost-effective or provide reimbursement in whole or in part for their use. Our commercial success will depend in part on third-party payers agreeing to reimburse patients for the costs of products. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. These organizations frequently challenge the pricing of new drugs and devices. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Therefore, third-party payers may not approve our products for reimbursement. If third-party payers do not approve our products for reimbursement, sales will suffer, as some patients will opt for a competing product that is approved for reimbursement. Even if third-party payers make reimbursement available, these payer's reimbursement policies may adversely affect our ability to sell such products on a profitable basis. The trend in medicine in the United States is toward managed healthcare. This trend includes:
          .    the growth of organizations such as health maintenance
               organizations (HMO's)
          .    legislative proposals to reform healthcare
          .    changes in government insurance programs
These factors could significantly influence the purchase of healthcare services and products, resulting in lower prices and reducing demand for our products, which could adversely affect our business.

8.   We depend upon key scientific personnel to develop our product

          We highly depend on the principal members of our scientific and management staff, the loss of whose services might significantly delay or prevent the achievement of research, development, or business objectives and would materially adversely affect our business. Our success depends, in large part, on our ability to continue to attract and retain qualified management, scientific and medical personnel.

          We expect that our potential expansion into areas and activities requiring additional expertise, such as clinical trials, governmental approvals, contract and internal manufacturing and sales and marketing, will place additional requirements on our management. We expect these demands will require an increase in management and scientific personnel and the development of additional expertise by existing management personnel. The failure to attract and retain such personnel or to develop such expertise could materially adversely affect prospects for our success.

9. We have a concentration of ownership which can limit your ability to influence management

          Prism Ventures, LLC beneficially owns 15,295,083 shares of our common stock or approximately 63.1% of the 24,255,151 outstanding shares at March 15, 2002. Accordingly, Prism Ventures LLC may be able to influence the outcome of shareholder votes including:
          .    the election of directors
          .    the adoption of amendments to the Company's Articles of
               Incorporation and Bylaws
          .    approval of mergers
          .    other significant transactions.

10.  We have potential liability from product liability claims

          In testing, manufacturing and marketing our products, we risk liability from the failure of products to perform as we expect. Such risks exist even with respect to those potential products, if any, that receive regulatory approval for commercial sale. Although we intend to have product liability insurance and seek to obtain indemnification from licensees of the products, obtaining insurance or indemnification may be inadequate, unobtainable or prohibitively expensive. Our inability to obtain sufficient insurance coverage on reasonable terms, or otherwise protect ourselves against potential product liability claims in excess of our insurance coverage could materially adversely affect our business.

ITEM 2.   DESCRIPTION OF PROPERTY

          We lease 2,350 square feet of laboratory space in Lyon, France at an annual rental of 24,200 Euros, or approximately $21,750. We also lease 250 square feet of office space in New York City at an annual rental of $36,120. We believe that we can acquire additional space, if needed, on acceptable terms.

ITEM 3.   LEGAL PROCEEDINGS

          We are not currently involved in any legal proceedings.

          Dr. Sean Carroll, one of our co-founders and a former Scientific Advisor, delivered on December 22, 2000, a claim under the terms of an indemnification agreement entered into in connection with his services to us as an advisor. The terms of the indemnification agreement included standard language intended to indemnify an advisor from any claims arising from advice given by him. His claim is for a portion of his legal fees incurred in litigation with his former spouse, totaling $51,200. Thereafter, on February 22, 2001, Dr. Margaret van Boldrik, one of our co-founders and former Vice President, and director, delivered her claim for damages arising from an alleged conspiracy between Dr. Sean Carroll, her former husband, and us, to, among other things, terminate her employment with us. Dr. van Boldrik claims an amount equal to that claimed by her former husband, Dr. Carroll.

          At the February 23, 2001, meeting of our board of directors, the board authorized the retention of Michael Zaleski, Esq. of the firm of Quarles & Brady, Madison, Wisconsin, to assess and address the claims of Drs. Carroll and van Boldrik. Mr. Zaleski advised the board that both claims are without merit. We expect to vigorously contest both claims if legal proceedings are ever commenced against us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

          Information required by this item is incorporated by reference to Form 14C Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on October 25, 2001.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock is quoted on the OTC (Over-the-Counter) Bulletin Board and traded under the symbol, "HMYD". Prior to February 5, 2002, our common stock was traded on the OTC Bulletin Board under the symbol "OPHD". Our common stock was previously traded on the NASDAQ SmallCap Market under the symbol "OPHD" and on the Pacific Exchange under the symbol, "OPD" prior to its delisting from those exchanges. Our common stock was delisted from the NASDAQ SmallCap Market effective November 7, 2000, because the aggregate value of the public float fell below the NASDAQ requirement of $1,000,000. Our common stock was delisted from the Pacific Exchange effective November 10, 2000, based on our announcement of stockholder approval of proposals to sell substantially all of our assets and to authorize the board of directors to implement a plan to liquidate, wind up, and dissolve. Ultimately, we were not dissolved but rather merged with HEMOXymed, Inc. on August 21, 2001, retaining our status as a publicly traded company.

          The following table sets forth the range of high and low bid quotations or high and low sales prices for our common stock from January 1, 2000, for each of the quarterly periods indicated as reported by the OTC Bulletin Board or NASDAQ SmallCap Market, as applicable. Bid quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions.

                                                     High          Low
                                                     ----          ---
2000:
  First quarter............................... $    20.000     $     3.000
  Second quarter..............................       8.000           0.250
  Third quarter...............................       1.609           0.375
  Fourth quarter..............................       1.327           0.845
2001:
  First quarter............................... $     1.297     $     0.845
  Second quarter..............................       1.351           0.241
  Third quarter...............................       0.724           0.350
  Fourth quarter..............................       0.620           0.340
2002:
  First quarter (through March 13, 2002)...... $     0.400     $     0.260

          As of December 31, 2001, we had approximately 144 record holders of our common stock. We estimate that as of such date there were more than 700 beneficial holders of our common stock.

          As required by the Agreement and Plan of Merger between us and HEMOXymed, Inc, we paid dividends to the pre-merger shareholders of Ophidian of as follows:

                                   Number of      Total
Date                Per Share       Shares       Dividend
----                ---------       ------       --------
April 23, 2001       $0.830        1,158,229     $961,330
November 15, 2001    $0.230        1,158,229     $266,393

          We do not intend to pay dividends for the foreseeable future.

          The Company issued 3,955,236 shares of common stock at $0.50 per share and 100,000 shares of common stock at $0.25 per share in a private placement on November 15, 2001. The private placement consisted of a $1,602,043 cash investment and the conversion of $400,575 of debt to equity. On March 15, 2002, we filed a registration statement on Form SB-2 with the SEC registering the 4,055,236 shares of common stock in addition to 17,537,495 shares of common stock previously issued.

ITEM 6.   SELECTED FINANCIAL DATA

          The following selected consolidated financial data set forth below has been derived from our audited consolidated financial statements for the years ended December 31, 2001, 2000, 1999 and 1998. The selected consolidated financial data set forth below for the year ended December 31, 1997 is unaudited. The data should be read in conjunction with the consolidated financial statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and other financial information included elsewhere in this annual report on Form 10-K.

                                           2001           2000            1999            1998            1997
                                         audited        audited         audited         audited        unaudited
                                         -------        -------         -------         -------        ---------
Statements of Operations Data
Grant revenues.....................    $          -   $           -   $      14,963   $           -   $           -
Operating expenses
    Research and development.......               -         119,374         762,349         446,717           6,753
    General and administrative.....         528,649          86,978         195,966          89,021          13,940
    Merger costs...................         612,024               -               -               -               -
Other (income) expense
    Interest expense...............          30,569           1,470             408           5,367               -
    Interest income................          (3,953)            (11)         (8,706)        (25,303)              -
    Other (income) expense.........          (8,325)         (9,189)        (18,014)            (81)              -
Net loss...........................    $ (1,158,964)  $    (198,642)  $    (918,761)  $    (516,411)  $     (20,693)
Net loss per share.................    $      (0.06)  $       (0.01)   $      (0.05)   $      (0.03)   $      (0.00)
Weighted average number of shares
   outstanding.....................      20,050,994      18,943,906      18,820,632      17,577,328      17,094,030

Balance Sheet Data
Cash and cash equivalents..........    $    858,943   $      23,535   $      32,405   $     788,863   $       1,000
Working capital/(deficit)..........         560,795        (601,645)       (257,302)        602,494         (33,560)
Total assets.......................       1,059,204         224,566          93,077         860,019           7,916
Deficit accumulated during the
   development stage...............      (2,821,475)     (1,664,390)     (1,465,748)       (546,987)        (30,575)
Total stockholders' equity/
   (deficit).......................    $    736,052   $    (407,389)  $    (238,324)  $     613,692   $     (29,369)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Special note regarding forward-looking statements

          Some of the statements in this Form 10-K are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this prospectus that are not statements of historical fact. You can identify these statements by words such as "may," "will," "should," "estimates," "plans," "expects," "believes," "intends" and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include those discussed in "Risk factors" and elsewhere in this prospectus. You are cautioned not to place undue reliance on any forward-looking statements.

                                Plan of operation

          The following discussion of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this document.

OVERVIEW

MERGER OF HEMOXYMED, INC. AND OPHIDIAN PHARMACEUTICALS, INC.

          On August 21, 2001, we acquired 100% of the outstanding equity securities of HEMOXymed, Inc., a privately held non-reporting company, from its stockholders. On November 14, 2001 our name was changed from Ophidian Pharmaceuticals, Inc. to HEMOXymed, Inc.

          The acquisition, through a merger, provided for the issuance and exchange of 19,000,000 shares of our common stock for all of the outstanding common stock of HEMOXymed. The shares of our common stock were "restricted securities" under the Securities Act of 1933, as amended. Immediately following the merger there were 20,199,915 issued and outstanding shares of our common stock. The terms of the merger also provided that the board of directors and management of the merged company are that of HEMOXymed.

          This transaction is commonly referred to as a "reverse acquisition" where 100% of HEMOXymed's stock was effectively exchanged for a controlling interest in a publicly held "shell" corporation, in this case, our stock. For financial accounting purposes, this transaction has been treated as the issuance of stock for the net monetary assets of Ophidian, with no goodwill or other intangible assets recorded. Because this transaction is being accounted for as a "reverse acquisition" whereby HEMOXymed acquired 100% of Ophidian, the historical operating results prior to August 21, 2001 are those of HEMOXymed.

          Prior to the merger, our year-end was September 30th. As part of the merger we have chosen to change our year-end to that of HEMOXymed, which is December 31st.

          Any forward-looking statements refer to our post-merger operations, which are those of HEMOXymed. Prior to the merger HEMOXymed was, and following the merger we now are, a development stage biopharmaceutical company conducting research and development aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved medical needs.

          We have had a limited operating history, a history of operating losses and expect to generate operating losses for the foreseeable future. As of December 31, 2001, HEMOXymed's accumulated deficit was $2,821,475. We anticipate that we will continue to incur significant losses until successful commercialization of our technology generates sufficient net revenues to cover all costs of operation.

CRITICAL ACCOUNTING POLICIES

Research and development
          Research and development (or R&D) expenses include related salaries, contractor fees, building costs, utilities, administrative expenses and allocations of corporate costs. R&D expenses also include activities such as investigator sponsored trials. All such costs are charged to R&D expense as incurred. The Company had no R&D expenses during 2001 due to the lack of adequate financing and the dissolution of its French subsidiary. R&D in 2000 and 1999 totaled $119,374 and $762,349, respectively.

Stock-based compensation
          The Company regularly issues common stock to its employees in lieu of cash compensation in order to conserve cash reserves. The Company intends to continue this practice until adequate funds are raised and/or the Company is generating revenues to sustain operations. The Company recognizes expense for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost is recognized for the excess
                                       14
of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company recorded compensation expense of $105,000 in the year ended December 31, 2001 for 300,000 shares of common stock issued to employees at less than fair market value.

Long-lived assets
          We evaluate our long-lived assets, including patents, for impairment whenever indicators of impairment exist. Our current estimates of recoverability are based on the Company's product obtaining commercial viability in the future or the Company's ability to recover its cost related to these assets through sale to a competitor at a price in excess of their carrying value. The Company has recorded no impairment losses related to these assets.

RESULTS OF OPERATIONS

RESEARCH AND DEVELOPMENT

          Research and development expenses consist primarily of personnel costs, clinical and regulatory consultants, equipment and supplies and laboratory facility costs.

         Due to lack of financing, there were no research activities in the year ended December 31, 2001. Research and development expenses for the year ended December 31, 2000 decreased from the year ended December 31, 1999 by $642,975, from $762,349 to $119,374. This decrease was due to lack of financing. In November 2001, we raised equity financing of approximately $2 million. We resumed research and development activities in January 2002 and opened a research and clinical development laboratory in Lyon, France in February 2002.

GENERAL AND ADMINISTRATION

         General and administration expenses consist primarily of personnel costs, legal and accounting, business development, amortization of patents and patent maintenance. General and administrative expenses for the year ended December 31, 2001 increased from the year ended December 31, 2000 by $441,671, from $86,978 to $528,649. This increase is primarily due to stock paid to employees for compensation, professional fees associated with being a public company and amortization of patents. Generally accepted accounting principles require that compensation expense be recognized in the financial statements based on the difference between the issuance price and current market price of the underlying stock issued to employees as compensation.

         General and administration expenses for the year ended December 31, 2000 decreased from the year ended December 31, 1999 by $108,988, from $195,966 to $86,978. This decrease is primarily due to reduced personnel costs, reduced travel and reduced costs associated with raising equity investment. These decreases were partially offset by increased non-cash expenses charged for contributed services by employee/shareholders.

MERGER COSTS

         Prior to the completion of the merger, we had 1,158,245 outstanding shares of common stock. Per the plan of merger, our pre-closing shareholders received a stock dividend of 0.036046. Giving effect to the issuance of the shares outlined above, immediately following the merger we had 20,199,915 issued and outstanding shares of common stock. Also, our pre-closing shareholders were entitled to a cash dividend of our pre-close cash balances less any cash used to pay pre-close liabilities. That dividend was paid on December 14, 2001 in the amount of $266,393.

         For financial accounting purposes, this transaction is treated as the issuance of stock for the net monetary assets of Ophidian, with no goodwill or other intangible assets recorded. The purchase price was valued at $405,386 and was immediately expensed. There were also transaction costs of $206,638 which were expensed at the date of the merger.

         On November 14, 2001 the merged-company name was changed from Ophidian Pharmaceuticals, Inc. to HEMOXymed, Inc. On February 5, 2002 the Company's ticker symbol was changed on the Over-the- Counter: Bulletin Board (OTC:BB) from OPHD to HMYD.

REASONS FOR THE MERGER
----------------------

Ophidian
--------
         Following the distribution in April 2001 of most of the proceeds from the sale in November 2000 of substantially all of Ophidian's assets, the only remaining asset of Ophidian--aside from a limited pool of funds retained to cover remaining expenses--was Ophidian's status as a publicly-traded corporation. The principal purpose of the merger was to allow the Ophidian stockholders the potential to realize some value from this remaining asset.

HEMOXymed
---------
HEMOXymed's merger with Ophidian, a publicly traded corporation, gives HEMOXymed an opportunity to access public capital markets and provided greater liquidity for the HEMOXymed stockholders.

INTEREST AND OTHER (INCOME) EXPENSE

         Interest expense was $30,569, $1,470 and $408 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase for the year ended December 31, 2001 is due to interest expense associated with notes payable. The increase for the year ended December 31, 2000 is due to interest expense associated with officers notes payable.

         Interest income for the year ended December 31, 2001 increased from the year ended December 31, 2000 by $3,942, from $11 to $3,953. This increase is due to interest earned on investment of the proceeds of the $2.0 million equity financing on November 15, 2001. Interest income for the year ended December 31, 2000 decreased from the year ended December 31, 1999 by $8,695, from $8,706 to $11. This decrease is due to reduced cash balances in the year ended December 31, 2000.

         Other income of $8,325, $9,189 and $18,014 for the years ended December 31, 2001, 2000 and 1999, respectively, includes foreign currency transaction gains. We currently do not hedge foreign exchange transaction exposures. To the extent we have assets and liabilities denominated in foreign currencies that are not hedged, we are subject to foreign currency gains and losses.

PLAN OF OPERATIONS

         Until a minimum of $1 million additional investment capital is raised, our activities will be limited to pre-clinical development in Europe and investment raising activities in the United States and Europe. To minimize cash burn, our officers have agreed to defer 50% to 100% of compensation until cash balances are sufficient to pay compensation. Our efforts to raise investment capital consist of:
          .     presenting Hemoxymed as an investment opportunity to:
                .    angel investors and angel investor groups
                .    small and large venture capital firms
                .    other investment groups
          . seeking government investment and/or collaboration with both the United States and France
          . seeking strategic corporate alliances or joint ventures with biotechnology and pharmaceutical companies who have products that may benefit from such arrangements

         If we are successful in raising investment in 2002, we intend to begin a combined Phase I-II clinical trial in France within 6 months of the financing. Phase II of this initial clinical trial will included patients with one type of disease, for example, arteriosclerosis. This clinical trial is designed to see if we can prove the efficacy of our technology on humans. If these clinical results are favorable, we will advance to Phase III clinical trials in France for that disease. We will also begin additional Phase I-II clinical trials involving other diseases such as Chronic Obstructive Pulmonary Disease and Chronic Heart Failure. These additional Phase I-II clinical trials will be in the United States, Europe and Japan. Beginning the initial Phase III clinical trial and additional Phase I-II clinical trials will take significant capital investment. We estimate we will require financing of approximately $20 million over a five-year period. We believe that with favorable clinical data from our initial Phase I-II clinical trial, we will be able to raise the additional investment capital.

         We do not expect revenues from our HEMOXygenation technology for at least 3 years after raising our next round of financing which needs to be a minimum of $1 million. There can be no assurance that we will raise a minimum of $1 million investment capital in 2002 or that adequate funds on acceptable terms will be available in the future when we need them. If at any time we are unable to obtain sufficient additional investment capital, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

CAPITAL RESOURCES AND LIQUIDITY

         At December 31, 2001, our cash and cash equivalents were $858,943 and were invested in money market instruments. On November 15, 2001, we completed an equity financing of $2,002,618. The financing consisted of a cash investment of $1,424,978 and conversion of debt to equity of $577,640. A portion of the cash investment was used to pay existing debt at November 15, 2001. As stated above in our Plan of operations, we require a minimum capital investment of $1 million to commence a Phase I-II clinical trial in France. We believe we have enough cash to continue our current operations into year 2003. Our current operations consist of limited pre-clinical activities in France and investment capital raising activities in the United States and France.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Company's Financial Statements and Supplementary Data required by this item are listed in Item 13 and included in this document at pages F-1 to F-14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our executive officers and directors, and their ages as of March 15, 2002, are as follows:

Name                    Age     Position with the Company
----                    ---     -------------------------

Stephen K. Parks         48     Director, President and Chief Executive Officer

Judson A. Cooper         43     Director

Joshua D. Schein         41     Director

Edward J. Leary          42     Chief Financial Officer

     Stephen K. Parks has been the President ,Chief Executive Officer and Chairman of the Board of Directors of Hemoxymed since January 1997 and continued in such positions following the merger in August 2001. Mr. Parks has extensive experience in managing and leading successful medical device companies. Mr. Parks was President and CEO of Medical Innovations Corporation from inception in 1986 through its sale to Ballard Medical Products in 1993. He continued as President of the Medical Innovations Corporation subsidiary of Ballard Medical Products through 1996. Previously, Mr. Parks was the Quality Control Manager at HDC Corporation, a start-up manufacturer of implantable blood access devices. Prior to that, Mr. Parks was a Regulatory Affairs Officer with Abbott Laboratories parenteral solutions group and a Microbiologist with Baxter Travenol. He holds a B.S. in Microbiology from Auburn University.

     Judson A. Cooper has been a Director since August 2001. Mr. Cooper is a founder of SIGA Technologies, Inc., a publicly traded biotechnology company, and served as its Chairman of the Board of Directors from August 1998 to April 2001.
 Mr. Cooper also served as SIGA's acting Chairman of the Board of Directors from April 1998 to August 1998, as a Director from December 1995 to April 2001, and as Executive Vice President from November 1996 to April 2001, and as its founding President from December 1995 to November 1996. Mr. Cooper is also a founder of DepoMed, Inc., a publicly traded drug delivery company and served as a Director of DepoMed, Inc. from December 1995 to June 1998. From January 1996 to August 1998, Mr. Cooper was an executive officer and a Director of Virologix Corporation, a private biotechnology company which he co-founded and subsequently was acquired by Access Pharmaceuticals, a publicly traded biotechnology company. From June 1996 to September 1998, Mr. Cooper was an executive officer and a Director of Callisto Pharmaceuticals, Inc., a private biotechnology company which he co-founded. Since 1997, Mr. Cooper has been a principal of Prism Ventures, LLC, a privately held limited liability company focused on the biotechnology industry. From September 1993 to December 1995, Mr. Cooper was a private investor. From 1991 to 1993, Mr. Cooper was a Vice President at D. Blech & Company, Incorporated, a merchant and investment banking firm focused on the biopharmaceutical industry. Mr. Cooper is a graduate of the Kellogg School of Management.

     Joshua D. Schein Ph.D. has been a Director of the Company since August 2001. Dr. Schein is a founder of SIGA Technologies, Inc., a publicly traded biotechnology company, and served as its Chief Executive Officer from August 1998 to April 2001. Dr. Schein also served as SIGA's acting Chief Executive Officer from April 1998 to August 1998, as Secretary and a Director from December 1995 to April 2001, and as Chief Financial Officer from December 1995 until April 1998. Dr. Schein is also a founder of DepoMed, Inc., a publicly traded drug delivery company and served as a director of DepoMed, Inc. from December 1995 to June 1998. From January 1996 to August 1998, Dr. Schein was an executive officer and a Director of Virologix Corporation, a private biotechnology company which he co-founded and subsequently was acquired by Access Pharmaceuticals, a publicly traded biotechnology company. From June 1996 to September 1998, Dr. Schein was an executive officer and a Director of Callisto Pharmaceuticals, Inc., a private biotechnology company which he co-founded. Since 1997, Dr. Schein has been a principal of Prism Ventures, LLC, a privately held limited liability company focused on the biotechnology industry. From 1994 to 1995, Dr. Schein served as a Vice President of Investment Banking at Josephthal, Lyon and Ross, Incorporated, an investment banking firm. From 1991 to 1994, Dr. Schein was a Vice President at D. Blech & Company, Incorporated, a merchant and investment banking firm focused on the biopharmaceutical industry. Dr. Schein received a Ph.D. in neuroscience from the Albert Einstein College of Medicine, an MBA from the Columbia Graduate School of Business, and a B.A. in biochemistry from Brandeis University.

     Edward J. Leary has been the Chief Financial Officer of Hemoxymed since August 1998 and continued in such position following the merger in August 2001. Mr. Leary has been a key manager in creation of value at a series of high-profile ventures. From 1993 to 1998, Mr. Leary was Controller of Visio Corporation of Seattle, Washington, a software developer, assisting in its IPO in 1995 as well as six acquisitions of other firms. Prior to that, Mr. Leary held the position of Chief Financial Officer with Medical Innovations Corporation from 1987 to 1993. Mr. Leary was also a Financial Analyst with Advanced Micro Devices, a semiconductor manufacturer. Mr. Leary holds a B.S. in Business Administration from Indiana University of Pennsylvania and is a certified public accountant.

BOARD OF DIRECTORS COMMITTEES AND OTHER INFORMATION

     The Company's directors serve staggered three year terms and hold office until the third annual meeting of stockholders of the Company following their election to the Board and until their respective successors have been qualified and elected. Officers are elected by, and serve at the discretion of, the Board of Directors.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     The Company's executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock are required under the Exchange Act to file reports of ownership of Common Stock of the Company with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. The Company believes that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock have been complied with.

COMMITTEES

     In February 2002, the Board of Directors appointed Joshua D. Schein and Stephen K. Parks to the Audit Committee. The Audit Committee reviews the scope and results of the Company's financial statements conducted by the Company's independent accountants. The Committee also reviews the scope of other services provided by the Company's independent accountants, proposed changes in the Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to its internal accounting, and auditing and financial controls. The Committee makes recommendations to the Board of Directors on the engagement of the independent accountants, as well as other matters which may come before it or as directed by the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Directors do not receive any standard compensation for services.

EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid for services rendered to Hemoxymed and then to us following the merger in all capacities during Fiscal 2001, 2000, and 1999 by our President and Chief Executive Officer, who is the only executive officer earning in excess of $100,000 annually.

---------------------------------------------------------------------------------------------------------
                                                               Long Term Compensation            All
                                                         ----------------------------------     Other
                               Annual Compensation               Awards            Payouts    Compensa-
-------------------------------------------------------------------------------------------      ion
                                                Other                 Securities
                                                Annual    Restricted    Under-
 Name and                                      Compensa-    Stock       lying       LTIP
 Principle Position  Year   Salary    Bonus      tion       Awards     Options     Payouts
---------------------------------------------------------------------------------------------------------

 Stephen K. Parks    2001  $ 12,500  $ 50,000    $ 0          0          0           0           $0
    President and    2000  $      0  $      0    $ 0          0          0           0           $0
    CEO/(1)/         1999  $100,000  $      0    $ 0          0          0           0           $0
---------------------------------------------------------------------------------------------------------

/(1)/ $30,000 of Stephen K. Parks' bonus was paid in stock at a fair market value of $0.50 per share. The balance of $20,000 was paid in cash.

EMPLOYMENT AGREEMENTS

     Stephen K. Parks is employed pursuant to an agreement which provides for a base salary of $150,000 per year. Due to financial constraints of Hemoxymed and continuing following the merger, Mr. Parks worked without salary from September 1999 to November 2001. The salary for this period has not been accrued and will not be paid to Mr. Parks.

     Edward J. Leary, the Chief Financial Officer, is employed pursuant to an agreement which provides for a base salary of $125,000 per year. Due to financial constraints of the Company, Mr. Leary worked without salary from September 1999 to August 2001. The salary for this period has not been accrued and will not be paid to Mr. Leary.

COMPENSATION OF DIRECTORS

     Directors do not currently receive any compensation for their service as members of the board of directors.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

       Our Board of Directors is comprised of two non-employee directors and our Chief Executive Officer. All three members participate in the executive compensation decisions of the Company. It is their responsibility to:

       -  Make decisions concerning matters of executive compensation;

       -  Administer the Company's executive incentive plans;

       -  Review compensation plans, programs and policies; and

       -  Monitor the performance and compensation of executive officers.

       The goal of our Board of Directors executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining senior management. The Board of Directors informal executive compensation philosophy (which applies generally to all management, including the Chief Executive Officer, Stephen K. Parks) considers a number of factors, which may include:

       - Providing levels of compensation competitive with companies at a comparable stage of development and in our geographic area;

       - Integrating management's compensation with the achievement of performance goals;

       - Maintaining an appropriate balance between base salary and performance-based compensation, with a higher proportion of compensation being performance-based.

       The compensation structure of our executive officers, including our Chief Executive Officer, is based on competitive, market-based pay practices, performance evaluations and generally includes a combination of base salary, discretionary bonuses and stock options or warrants. In setting compensation levels, the Board of Directors considers data regarding compensation practices from a group of biotechnology and pharmaceutical companies that are believed to be generally comparable to the Company.

       Base salary is not targeted at any particular level within the group of companies considered. Instead, total salary is determined based on a subjective assessment of the executive's performance and the Company's needs.

       The Board of Directors has deferred consideration of cash bonuses for the year ended December 31, 2001. There were no stock or equity bonuses in 2001.

       Consistent with its belief that equity ownership by senior management is beneficial in aligning the interests of senior management with those of the stockholders, we provide potentially significant long-term incentive opportunities to our senior management through discretionary grants of stock options or warrants, thereby emphasizing the potential creation of long-term stockholder value. The Board of Directors considers stock options and warrants effective long-term incentives because an executive can profit only if the value of the Common Stock increases. In making these grants, the Board of Directors considers its subjective assessment of our past financial performance and future prospects, an executive officer's current level of ownership of the Common Stock, the period during which an executive officer has been in a key position with us, individual performance and competitive practices within the comparative group of companies. The Board of Directors views management's ability to raise investment capital as a significant asset to the Company. The Board of Directors intends on compensating executive management with equity ownership for successfully obtaining investment capital for the Company.

By the Board of Directors:
Stephen K. Parks, Chairman
Judson A. Cooper
Joshua D. Schein

STOCK PRICE PERFORMANCE PRESENTATION

     As stated in the footnotes to the consolidate financial statements and in management's discussion and analysis of financial condition and results of operations contained in this annual report on Form 10-K, Hemoxymed merged with Ophidian Pharmaceuticals, Inc., a publicly held "shell" corporation on August 21, 2001. Because this transaction is being accounted for as a "reverse acquisition" whereby HEMOXymed acquired 100% of Ophidian Pharmaceuticals, Inc., the historical operating results contained in this annual report on Form 10-K prior to August 21, 2001 are those of HEMOXymed. We feel it would be misleading to include a historical stock performance presentation of Ophidian Pharmaceuticals, Inc. because the financial statements of Hemoxymed contained in this annual report on Form 10-K had no impact on the historical stock performance of Ophidian Pharmaceuticals, Inc.

STOCK OPTION PLANS

     The Company has a 1992 Employee Stock Option Plan, and a 1998 Incentive Stock Option Plan (collectively, the "Stock Option Plans") in force for its employees, advisors and directors. The 1998 Incentive Stock Option Plan was adopted by stockholders on March 23, 1999, to supplement the 1990 Incentive Stock Option Plan. The Stock Option Plans provide for the grant of options to purchase shares, in the case of the 1992 Employee Stock Option Plan, at a value determined by the Stock Option Committee, and in the case of the 1990 and 1998 Incentive Stock Option Plans, at not less than fair market value as of the date options are granted. The Stock Option Plans are administered by a committee ("Stock Option Committee") made up of at least two members of the Company's Board of Directors who are not officers, employees, or consultants of the Company. On December 1, 1992, by a vote of stockholders, the number of shares available for employee stock options was increased by 25,000 shares, for a total of 82,145. On March 23, 1999, the stockholders voted to adopt the 1998 Incentive Stock Option Plan and to increase the number of shares available for stock options by 39,730 shares, for a total of 121,875. At December 31, 2001 there were no stock options outstanding and 41,759 available for grant.

OPTION GRANTS

     There were no option grants to executives or directors in the years ended December 31, 2001, 2000 or 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our securities as of February 28, 2002, by (a) each person known by us to be the beneficial owner of more than 5% of any class of our securities, (b) our directors, (c) our executive officers, and (d) all directors and executive officers as a group. As of February 28, 2002, a total of 24,255,151 shares of our common stock, all of which are voting shares, 241,636 of our Common Stock ($55.615) Purchase Warrants, and 12,500 of our Common Stock ($36.00) Purchase Warrants were issued and outstanding.

                                                                                     Common Stock
                                                              Common Stock             Warrants
                                                              ------------             --------
                                                        Number of    Percent of    Number of       Percent of
Name                                                     Shares         Class       Warrants          Class
----                                                     ------         -----       --------          -----
Stephen K. Parks /(1)/                                 1,332,990         5.5%           0               0.0%
Edward J. Leary /(2)/                                    339,475         1.4%           0               0.0%
Judson A. Cooper /(3)/                                15,121,920        62.3%           0               0.0%
Joshua D. Schein Ph.D. /(4)/                          15,121,920        62.3%           0               0.0%
Prism Ventures, LLC /(5)/                             15,295,083        63.1%           0               0.0%
All Directors and Officers as a group (5 persons)     16,967,548        70.0%           0               0.0%

/(1)/ The address for Mr. Parks is c/o HEMOXymed, Inc. 325 Barracks Hill, Charlottesville, VA 22901.

/(2)/ The address for Mr. Leary is c/o HEMOXymed, Inc. 325 Barracks Hill, Charlottesville, VA 22901.

/(3)/ Includes 14,948,757 shares held by Prism Ventures, LLC. Mr. Cooper is a member of Prism Ventures LLC and has voting and/or investment control over the shares held by it. Mr. Cooper's address is c/o HEMOXymed, Inc., 420 Lexington Ave., Suite 300, New York, NY 10170.

/(4)/ Includes 14,948,757 shares held by Prism Ventures, LLC. Dr. Schein is a member of Prism Ventures LLC and has voting and/or investment control over the shares held by it. Dr. Schein's address is c/o HEMOXymed, Inc., 420 Lexington Ave., Suite 300, New York, NY 10170.

/(5)/ Prism Ventures LLC is jointly owned by Mr. Cooper and Dr. Schein. The address for Prism Ventures LLC is c/o HEMOXymed, Inc., 420 Lexington Ave., Suite 300, New York, NY 10170.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 14, 1999, Stephen K. Parks, President and CEO, loaned HEMOXymed $9,750. The note accrues interest at a rate of five percent per annum and is payable on demand. Interest expense related to this note was $1,463, $1,467 and $106 for the years ended December 31, 2001, 2000 and 1999, respectively. None of the accrued interest was paid by March 15, 2002.

     In February 2001, the board of directors of HEMOXymed approved the reorganization of HEMOXymed, per the terms of the Prism Ventures, LLC - HEMOXymed, Inc. agreement dated September 29, 2000. This agreement called for the issuance of common stock at a price of $0.0001 per share to: (1) Prism Ventures, LLC, -- 14,700,000 shares; (2) Stephen K. Parks, President and CEO - 1,000,000 shares; and (3) Edward J. Leary, Chief Financial Officer - 275,000 shares. These shares were all issued in 2001.

     In April 2001, HEMOXymed issued 300,000 shares of common stock at a price of $0.0001 to employees as compensation for services that were not compensated with cash. Edward J. Leary, our Chief Financial Officer, received 70,000 shares of common stock at a price of $0.0001 in this transaction.

     We believe that each of the transactions set forth above as well as those currently in effect were entered into on (i) terms as fair as those that could be obtained from independent third parties, and (ii) were ratified by a majority (but no less than two) of our independent directors who did not have an interest in the transaction and who had access to our counsel at our expense. All future transactions with us in which a director, officer or 5% shareholder has a direct or indirect interest must (i) be on terms no less favorable to us than could be obtained from unaffiliated third parties, and (ii) be approved by a majority of directors who have no direct or indirect interest in the transaction and who have access at our expense to our counsel or independent counsel.

LIABILITY AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Under our bylaws and the Delaware General Corporation Law, directors and officers are entitled to mandatory indemnification from us against certain liabilities and expenses to the extent such officers or directors are successful in the defense of a proceeding. In all other circumstances, the Delaware General Corporation Law permits indemnification for expenses incurred in the defense or settlement of a derivative or third-party action if there is a determination by a majority vote of the directors who are not parties to such action, even though less than a quorum, or, if there are no such directors or if such directors so direct, by independent legal counsel in a written opinion, or by the stockholders, that the person seeking indemnification acted in good faith and in a manner reasonably believed to be in or not opposed to our best interests, and with respect to any criminal action, had no reasonable cause to believe his or her conduct was unlawful. Without court approval, however, no indemnification may be made in respect of any derivative action in which such person is adjudged liable for negligence or misconduct in the performance of his or her duty to us. Our Certificate of Incorporation permits indemnification to the fullest extent permitted by the Delaware General Corporation Law, except that in an action initiated by an officer or director, we are only required to provide indemnification if the action was first authorized by the Board of Directors. The Certificate of Incorporation further provides that expenses incurred by an individual in his or her capacity as a director or in certain other capacities in defending a civil or criminal action shall be paid by us in advance of the final disposition of the matter upon receipt of an undertaking from the director to repay the sum advanced if it shall ultimately be determined that he or she is not entitled to be indemnified by us pursuant to the terms of the Delaware General Corporation Law.

     The Delaware General Corporation Law further states that the indemnification provided by statute is not exclusive of any other rights or remedies that directors, officers, employees, or agents may have under any bylaw, agreement, vote of stockholders or disinterested directors, or otherwise. Accordingly, under the Delaware General Corporation Law and our bylaws, we are authorized to enter into separate indemnification agreements with our directors, officers, employees, or agents. Our bylaws further provide that we may purchase and maintain insurance on behalf of an individual who is a director or officer against liability asserted against or incurred by such individual in his or her capacity as a director or officer regardless of whether we would have the capacity to indemnify or allow expenses to the individual against the same liability under the provisions of the Delaware General Corporation Law.

     The Delaware General Corporation Law permits a corporation to include a provision in its Certificate of Incorporation which eliminates the personal liability of a director for monetary damages arising from breaches of his or her fiduciary duties to us or our stockholders, subject to the following exceptions:
(i) a breach of the director's duty of loyalty to the Company or its stockholders; (ii) acts or omissions not in good faith or involving intentional misconduct or a knowing violation of the law; (iii) willful or negligent conduct in paying dividends or repurchasing stock out of other than lawfully available funds (a violation of Section 174 of the Delaware General Corporation Law); and
(iv) any transaction from which the director derives an improper personal benefit. Our certificate of incorporation includes such a limitation of liability provision, including the foregoing exceptions. In addition, under the Delaware General Corporation Law, a limitation of liability provision may not relieve directors from the obligation to comply with any law, including federal and state securities laws, or from the availability of non-monetary remedies such as injunctive relief or rescission. Finally, the liability limitation provision in our certificate of incorporation does not extend to acts or omissions of a director which occurred before the date on which the certificate of incorporation became effective. In general, under the Delaware General Corporation Law and our certificate of incorporation, a director may not be held liable by us or to our stockholders for monetary damages arising out of the director's negligence, gross negligence, or lack of due care in carrying out his or her fiduciary duties as a director. These provisions pertain only to breaches of duty by directors as directors and not in any other corporate capacity, such as officers. As a result of such provisions, stockholders may be unable to recover monetary damages against directors for actions taken by such directors which constitute negligence or gross negligence or which are in violation of such directors' fiduciary duties, although it may be possible to obtain injunctive or other equitable relief with respect to such actions. If equitable remedies are found not to be available to stockholders in any particular case, stockholders may not have any effective remedy against the challenged conduct.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report.

     1. List of Financial Statements.

             The following financial statements of HEMOXymed, Inc. and Report of Ernst & Young LLP, Independent Auditors, are included in this report:

     .  Report of Ernst & Young LLP, Independent Auditors.
     .  Consolidated Balance Sheets at December 31, 2001 and 2000
     . Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 and for the period from February 22, 1995 (inception) to December 31, 2001
     . Consolidated Statements of Stockholders' Equity/(Deficit) for the period from February 22, 1995 (inception) to December 31, 2001
     . Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 and for the period from February 22, 1995 (inception) to December 31, 2001
     .  Notes to Consolidated Financial Statements.

     2. List of all Financial Statement Schedules.

             All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

   Number    Description
   ------    -----------

    3.1 Certificate of Incorporation, filed as Exhibit C to the Company Proxy Statement, filed on February 23, 1999 (the "Proxy Statement"), and hereby incorporated by reference.

    3.1.1 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit A to the Company's Proxy Statement, filed on June 29, 1999, and hereby incorporated by reference.

    3.1.2    Certificate of Amendment of Certificate of Incorporation, filed as
             Exhibit 3.1.2 to our Registration Statement on Form SB-2 dated March 15, 2002 and hereby incorporated by reference.

    3.2 Company Bylaws, filed as Exhibit D to the Proxy Statement and hereby incorporated by reference.

    4.1 Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, as amended, effective May 7, 1998, Registration Number 333-33219 (the "Registration Statement"), and hereby incorporated by reference.

    4.1.1 Specimen Common Stock Certificate, identifying the Company name change from Ophidian Pharmaceuticals, Inc. to HEMOXymed, Inc., filed as Exhibit 4.1.1 to our Registration Statement on Form SB-2 dated March 15, 2002 and hereby incorporated by reference.

    4.2 Specimen Warrant Certificate, filed as Exhibit 4.2 to the Registration Statement, and hereby incorporated by reference.

    4.3 Form of Representatives' Warrant Agreement, including Specimen Representatives' Warrant, filed as Exhibit 4.3, to the Registration Statement, and hereby incorporated by reference.

   Number    Description
   ------    -----------

    4.4 Form of Warrant Agreement, filed as Exhibit 4.4, to the Registration Statement and hereby incorporated by reference.

    4.5 Specimen Unit Certificate, filed as Exhibit 4.5 to the Registration Statement, and hereby incorporated by reference.

    10.1 1998 Incentive Stock Option Plan, filed as Exhibit A to the Proxy Statement, and hereby incorporated by reference.

    10.2 1990 Incentive Stock Option Plan, filed as Exhibit 10.3 to the Registration Statement, and hereby incorporated by reference.

    10.3 1992 Employee Stock Option Plan, filed as Exhibit 10.4 to the Registration Statement, and hereby incorporated by reference.

    10.4 Agreement and Plan of Merger made as of April 16, 2001, by and among the Company, Ophidian Holdings, Inc., a wholly owned subsidiary of the Company, and HEMOXymed, Inc., filed as Exhibit A to the Company's Information Statement on Form 14f-1 filed on August 8, 2001, and hereby incorporated by reference.

    21       Subsidiaries of the Company

(b) Reports on Form 8-K filed by the Company during the last quarter covered by this Report.

         1. The Company filed a Form 8-K/A with the SEC on November 5, 2001, containing the financial statements and pro forma financial information of the August 21, 2001 acquisition of HEMOXymed, Inc. by Ophidian Pharmaceuticals, Inc., as required by item 7.

         2. The Company filed a Form 8-K with the SEC on November 13, 2001, reporting that on April 16, 2001, Ophidian Pharmaceuticals, Inc. entered into an Agreement and Plan of Merger by and among Ophidian Pharmaceuticals, Inc., Ophidian Holdings, Inc., the wholly owned subsidiary of Ophidian Pharmaceuticals, Inc. and HEMOXymed, Inc. which agreement was executed by all the parties. On November 1, 2001, the Board of Directors of the Company approved a change in its fiscal year end from September 30 to December 31. Since HEMOXymed, Inc. was the accounting acquiror in the merger and its fiscal year end was December 31, no transition report is required.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 28, 2002                             HEMOXymed, Inc.

                                           By:  /s/ Edward J. Leary
                                           --------------------------------
                                           Edward J. Leary
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

March 28, 2002                             By:  /s/ Stephen K. Parks
                                           ---------------------------------
                                           Stephen K. Parks
                                           President, Chief Executive Officer &
                                           Chairman of the Board of Directors

March 28, 2002                             By:  /s/ Edward J. Leary
                                           ---------------------------------
                                           Edward J. Leary
                                           Chief Financial Officer
                                           (Principle Financial Officer and
                                           Principle Accounting Officer)

March 28, 2002                             By:  /s/ Judson A. Cooper
                                           ---------------------------------
                                           Judson A. Cooper
                                           Director

March 28, 2002                             By:  /s/ Joshua D. Schein
                                           ---------------------------------
                                           Joshua D. Schein
                                           Director

                                HEMOXYMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 AND PERIOD FROM FEBRUARY 22, 1995 (INCEPTION) TO DECEMBER 31, 2001

                                    Contents

                                                                      Page
                                                                      ----

Report of Independent Auditors......................................   F1

Consolidated Balance Sheets.........................................   F2

Consolidated Statements of Operations...............................   F3

Consolidated Statements of Stockholders' Equity/(Deficit)...........   F4

Consolidated Statements of Cash Flows...............................   F6

Notes to Consolidated Financial Statements..........................   F7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Hemoxymed, Inc.

We have audited the accompanying consolidated balance sheets of Hemoxymed, Inc (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2001, and for the period February 22, 1995 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hemoxymed, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, and for the period February 22, 1995 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Hemoxymed, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Richmond, Virginia
March 5, 2002

                                      F1

                                HEMOXYMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
                                                                         ---------------------------------
                                                                                2001             2000
Assets
Current assets:
   Cash and cash equivalents..........................................       $   858,943      $    23,535
   Prepaids and other current assets..................................            25,004            6,775
                                                                             -----------      -----------
     Total current assets.............................................           883,947           30,310
                                                                             -----------      -----------

Property and equipment:
   Furniture and equipment............................................             7,489           22,135
   Accumulated depreciation...........................................            (7,143)         (13,128)
                                                                             -----------     ------------
     Net property and equipment.......................................               346            9,007
                                                                             -----------      -----------

Other assets:
   Patents, net.......................................................           168,891          183,063
   Other..............................................................             6,020            2,186
                                                                             -----------      -----------
     Total other assets...............................................           174,911          185,249
                                                                             -----------      -----------

        Total assets..................................................       $ 1,059,204      $   224,566
                                                                             ===========      ===========

Liabilities and stockholders' equity/(deficit)
Current liabilities:
   Accounts payable...................................................       $    85,153      $   224,102
   Accrued compensation and benefits..................................           102,431           61,437
   Accrued patent costs...............................................            33,000           33,000
   Accrued professional fees..........................................            49,300           28,300
   Other accrued liabilities..........................................            24,018           73,887
   Income taxes payable...............................................                 -            1,979
   Note payable - officers............................................            29,250           29,250
   Note payable - others..............................................                 -          180,000
                                                                             -----------      -----------
     Total current liabilities .......................................           323,152          631,955
                                                                             -----------      -----------

Stockholders' equity/(deficit):
   Common Stock, par value $0.0025: authorized shares, 50,000,000;
     Issued and outstanding shares, 24,255,151 and 2,968,906 in 2001
     and 2000, respectively...........................................            60,638            7,422
   Additional paid in capital ........................................         3,496,889        1,249,769
   Deficit accumulated during the development stage ..................        (2,821,475)      (1,664,390)
   Accumulated other comprehensive income ............................                 -             (190)
                                                                             -----------      -----------
   Total stockholders' deficit........................................           736,052         (407,389)
                                                                             -----------      -----------

        Total liabilities and stockholders' equity/(deficit)..........       $ 1,059,204      $   224,566
                                                                             ===========      ===========

   See accompanying notes to consolidated financial statements.

                                      F2

                                HEMOXYMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    Period from
                                                                                                    Feb 22, 1995
                                                              Year Ended December 31,               (inception) to
                                               --------------------------------------------------
                                                          2001             2000             1999    Dec. 31, 2001
                                                          ----             ----             ----    -------------
Grant revenues..................................  $         -       $         -      $     14,963   $       14,963

Operating expenses:
   Research and development.....................            -           119,374           762,349        1,336,521
   General and administrative...................      528,649            86,978           195,966          922,909
   Merger costs.................................      612,024                 -                 -          612,024
                                                  -----------       -----------      ------------   --------------
      Total operating expenses..................    1,140,673           206,352           958,315        2,871,454
                                                  -----------       -----------      ------------   --------------

Operating loss .................................   (1,140,673)         (206,352)         (943,352)      (2,856,491)
                                                  -----------       -----------      ------------   --------------

Other (income) expense:
   Interest expense.............................       30,569             1,470               408           37,814
   Interest income..............................       (3,953)              (11)           (8,706)         (37,973)
   Other (income) expense.......................       (8,325)           (9,189)          (18,014)         (35,609)
                                                  -----------       -----------      ------------   --------------
     Total other (income) expense...............       18,291            (7,730)          (26,312)         (35,768)
                                                  -----------       -----------      ------------   --------------

Loss before income taxes........................   (1,158,964)         (198,622)         (917,040)      (2,820,723)
Provision for income taxes......................       (1,879)               20             1,721              552
                                                  -----------       -----------      ------------   --------------
Net loss........................................  $(1,157,085)      $. (198,642)      $  (918,761)  $   (2,821,275)
                                                  ===========       ===========      ============   ==============

Basic & diluted:
   Net loss per share...........................      $ (0.06)          $ (0.01)          $ (0.05)         $ (0.16)
   Weighted average shares......................   20,050,994        18,943,906        18,820,632       18,054,684

See accompanying notes to consolidated financial statements

                                      F3

                                HEMOXYMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
     FOR THE PERIOD FROM FEBRUARY 22, 1995 (INCEPTION) TO DECEMBER 31, 2001

                                                                                             Deficit
                                                                                           Accumulated      Accum.
                                                                            Additional      During the      Other          Total
                                                                Common        Paid in      Development      Comp.       Stockholders
                                                  Shares        Stock         Capital         Stage         Income         Equity
                                                  ------        -----         -------         -----         ------         ------

Issuance of stock for cash....................     805,000   $     2,013   $    (1,208)   $          -     $     -     $       805
Net loss for the period February 22, 1995
   (inception) to December 31, 1995...........           -             -             -          (2,644)          -          (2,644)
                                               -----------   -----------   -----------    ------------     -------     -----------
Balance at December 31, 1995..................     805,000         2,013        (1,208)         (2,644)          -          (1,839)
Issuance of stock for cash....................     195,000           488          (293)              -           -             195
Net loss for 1996.............................           -             -             -          (7,039)          -          (7,039)
                                               -----------   -----------   -----------    ------------     -------     -----------
Balance at December 31, 1996..................   1,000,000         2,501        (1,501)         (9,683)          -          (8,683)
Issuance of stock for assignment of patent
   rights.....................................       6,250            16           (10)              -           -               6
Stock dividend ...............................     200,041           500          (300)           (200)          -               -
Net loss for 1997.............................           -             -             -         (20,693)          -         (20,693)
                                               -----------   -----------   -----------    ------------     -------     -----------
Balance at December 31, 1997..................   1,206,291         3,017        (1,811)        (30,576)          -         (29,370)
Issuance of stock for cash net of offering
   costs of $141,924..........................     963,690         2,408     1,156,886               -           -       1,159,294
Issuance of stock for broker services
   associated with 1998 financing.............     520,487         1,301        (1,301)              -           -               -
Net loss for 1998.............................           -             -             -        (516,411)          -        (516,411)
Foreign currency translation adjustment.......           -             -             -               -         178             178
                                                                                                                       -----------
Total comprehensive loss                                 -             -             -               -           -        (516,233)
                                               -----------   -----------   -----------    ------------     -------     -----------
Balance at December 31, 1998..................   2,690,468         6,726     1,153,774        (546,987)        178         613,691
Issuance of stock upon exercise of stock
   options....................................     228,438           571          (380)              -           -             191
Issuance of stock for services................      50,000           125        66,375               -           -          66,500
Net loss for 1999.............................           -             -             -        (918,761)          -        (918,761)
Foreign currency translation adjustment.......           -             -             -               -          55              55
                                                                                                                       -----------
Total comprehensive loss                                 -             -             -               -           -        (918,706)
                                               -----------   -----------   -----------    ------------     -------     -----------
Balance at December 31, 1999..................   2,968,906         7,422     1,219,769      (1,465,748)        233        (238,324)
Services contributed by stockholder...........           -             -        30,000               -           -          30,000
Net loss for 2000.............................           -             -             -        (198,642)          -        (198,642)
Foreign currency translation adjustment.......           -             -             -               -        (423)           (423)
                                                                                                                       ------------
Total comprehensive loss                                 -             -             -               -           -        (199,065)
                                               -----------   -----------   -----------    ------------     -------     -----------
Balance at December 31, 2000..................   2,968,906   $     7,422   $ 1,249,769    $ (1,664,390)    $  (190)    $  (407,389)

                                      F4

                                HEMOXYMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT) (CONTINUED)
     FOR THE PERIOD FROM FEBRUARY 22, 1995 (INCEPTION) TO DECEMBER 31, 2001

                                                                                             Deficit
                                                                                           Accumulated      Accum.
                                                                            Additional      During the      Other          Total
                                                                Common        Paid in      Development      Comp.       Stockholders
                                                  Shares        Stock         Capital         Stage         Income         Equity
                                                  ------        -----         -------         -----         ------         ------

Services contributed by stockholder...........           -             -        27,500              -            -          27,500
Issuance of stock upon exercise of stock
   options....................................      65,268           163           (97)             -            -              66
Issuance of stock to employees and
   consultants................................     300,000           750       104,280              -            -         105,030
Issuance of stock to Prism Ventures and
   HEMOXymed officers associated with the
   HEMOXymed reorganization per the
   HEMOXymed, Inc. - Prism Ventures, LLC
   agreement..................................  15,975,000        39,938       (38,341)             -            -           1,597
Exchange of stock per the HEMOXymed, Inc.
   Ophidian Pharmaceuticals, Inc. merger
   agreement..................................   1,199,932         3,000       402,386              -            -         405,386
Reduction of outstanding shares per the
   exchange ratio of the HEMOXymed, Inc. -
   Ophidian Pharmaceuticals, Inc. merger
   agreement..................................    (309,191)         (773)          773              -            -               -
Issuance of stock associated with the $2.0
   million private financing  on November
   15, 2001 net of offering costs of             4,055,236        10,138     1,750,619              -            -       1,760,757
   $241,861...................................
Net loss for 2001.............................           -             -             -     (1,157,085)           -      (1,157,085)
Foreign currency translation adjustment.......           -             -             -              -          190             190
                                                                                                                       -----------
Total comprehensive loss                                 -             -             -              -            -      (1,156,895)
                                                ----------   -----------   -----------    -----------      -------     -----------
Balance at December 31, 2001..................  24,255,151   $    60,638   $ 3,496,889    $(2,821,475)     $     -     $   736,052
                                                ==========   ===========   ===========    ===========      =======     ===========

See accompanying notes to consolidated financial statements

                                      F5

                                HEMOXYMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Period from
                                                                  Year Ended December 31,                 Feb. 22, 1995
                                                       ----------------------------------------------     (inception) to
                                                            2001            2000            1999          Dec. 31, 2001
                                                       ----------------------------------------------    ------------------
Operating activities
Net loss                                               $ (1,157,085)    $  (198,642)     $ (918,761)       $  (2,821,275)
Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization ....................       19,671          15,221           8,932               52,334
    Issuance of stock for services....................      135,000               -          66,500              201,500
    Non-cash merger cost..............................      405,386               -               -              405,386
    Issuance of stock for interest on loans...........       20,000               -               -               20,000
    Services contributed by shareholder ..............       27,500          30,000               -               57,500
    Changes is operating assets and liabilities ......
      Prepaids and other current assets ..............      (18,229)         34,919          18,264              (25,004)
      Accounts payable................................     (138,949)         (8,853)        183,708               85,153
      Accrued compensation and benefits...............       40,994          18,662          (3,599)             102,431
      Other accrued liabilities ......................       54,531          77,859        (125,689)             156,717
      Income taxes payable ...........................       (1,979)           (114)          1,404                    -
                                                       ------------     -----------      ----------        --------------
Net cash used in operating activities ................     (613,160)        (30,948)       (769,241)          (1,765,258)
                                                       ------------     -----------      ----------        --------------

Investing activities
Purchases of property and equipment ..................            -               -         (19,161)             (26,110)
Purchase of patents ..................................            -        (158,331)              -             (158,325)
Other ................................................       (3,834)            151             372              (16,077)
                                                       ------------     -----------      ----------        --------------
Net cash used for investing activities................       (3,834)       (158,180)        (18,789)            (200,512)
                                                       ------------     -----------      ----------        --------------

Financing activities
Proceeds from issueance of common stock, net of
   offering costs ....................................    1,274,810               -             191            2,435,295
Proceeds from notes payable ..........................      177,065         180,000          29,250              386,315
                                                       ------------     -----------      ----------        --------------
Net cash provided by financing activities.............    1,451,875         180,000          29,441            2,821,610
                                                       ------------     -----------      ----------        --------------

Effects of exchange rates on cash and cash
   equivalents........................................          527             258           2,131                3,103
                                                       ------------     -----------      ----------        --------------
Increase (decrease) in cash and cash equivalents .....      835,408          (8,870)       (756,458)             858,943
                                                       ------------     -----------      ----------        --------------

Cash and cash equivalents at beginning of period......       23,535          32,405         788,863                    -
                                                       ------------     -----------      ----------        --------------
Cash and cash equivalents at end of period............  $   858,943     $    23,535      $   32,405         $    858,943
                                                       ============     ===========      ==========        =============

Supplemental cash flow information
Interest paid ........................................  $         -     $         -      $      750         $      5,548
Non-cash financing activities
Issuance of common stock for consulting fees related
   to common stock financing..........................  $    90,000     $         -      $        -         $     90,000
Issuance of common stock as payment of note
   payable............................................  $   180,000     $         -      $        -         $    180,000

See accompanying notes to consolidated financial statements.

                                      F6

                                 HEMOXYMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Business
HEMOXymed, Inc. ("HEMOXymed" or the "Company") is a development stage biopharmaceutical company incorporated in February 1995 to conduct research and development aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs. Due to lack of financing, HEMOXymed did not conduct any research and development activities from September 2000 through December 2001. Following a $2.0 million financing in November 2001, the Company resumed research and clinical development activities in January 2002.

On August 21, 2001, HEMOXymed and Ophidian Pharmaceuticals, Inc. ("Ophidian"), executed an Agreement and Plan of Merger (the "Plan"), whereby Ophidian acquired 100% of the outstanding equity securities of HEMOXymed from its stockholders. The Plan provided for the issuance and exchange of approximately 19,000,000 shares of Ophidian's common stock for the outstanding common stock of HEMOXymed, which shares of common stock of Ophidian were "restricted securities" under the Securities Act of 1933, as amended. The board of directors and management of the resultant company are that of HEMOXymed.

Prior to the completion of the Plan, there were 1,158,245 outstanding shares of common stock of Ophidian. Per the Plan, pre-closing shareholders of Ophidian received a stock dividend of 0.036046. Giving effect to the issuance of the shares outlined above, immediately following the merger there were 20,199,915 issued and outstanding shares of common stock of Ophidian. The pre-closing shareholders of Ophidian were entitled to a cash dividend of the pre-close cash balances of Ophidian less any cash used to pay pre-close liabilities. That dividend was paid on December 14, 2001 in the amount of $266,393.

This transaction is commonly referred to as a "reverse acquisition" where 100% of HEMOXymed's stock was effectively exchanged for a controlling interest in a publicly held "shell" corporation, Ophidian. For financial accounting purposes, this transaction has been treated as the issuance of stock for the net monetary assets of Ophidian, with no goodwill or other intangible assets recorded. The purchase price was valued at $405,386 and was immediately expensed. There were also transaction costs of $206,638 which were expensed at the date of the merger.

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

Ophidian was incorporated November 10, 1989, and commenced business operations on January 17, 1990. Primary business efforts were directed at the design, development and commercialization of cost-effective therapeutic and diagnostic products for human and animal use, focusing principally on products for the prevention and treatment of infectious diseases. On May 26, 2000, due to lack of financing, Ophidian's Board of Directors took action to cease operations as a going concern, reducing Ophidian's workforce 80% by laying off research, development and operations personnel. From August 2000 to the merger in August 2001, Ophidian retained only one Board-appointed administrative staff member to execute operations. On August 28, 2000, Ophidian's Board of Directors adopted resolutions to approve an Asset Purchase Agreement and to effect the subsequent dissolution of Ophidian. On September 1, 2000, Ophidian executed an asset purchase agreement to sell substantially all of its fixed assets,

                                      F7
and this sale closed on November 16, 2000. The bulk of the proceeds of this asset sale were distributed to stockholders in April 2001. Since May 26, 2000, Ophidian has not conducted any active business operations.

On November 14, 2001 the merged-company name was changed from Ophidian Pharmaceuticals, Inc. to HEMOXymed, Inc. The following is a description of the Company's more significant accounting policies:

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, HEMOX Therapeutics, SARL and Ophidian Holdings, Inc. In 2001, HEMOX Therapeutics, SARL was dissolved as research and development activities in France were terminated. The Company established HEMOXymed Europe, SAS in Lyon, France in February 2002. All significant intercompany balances and transactions have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency
Foreign currency transactions and financial statements are translated into U.S. dollars following the provisions of Statement of Financial Accounting Standards
(SFAS) No. 52, "Foreign Currency Translation." Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average rates in effect during the year. The effects of exchange rate changes on the Company's assets and liabilities are reflected as a separate component of comprehensive income. Foreign currency exchange gains in 2001, 2000 and 1999 are $8,325, $9,189 and $18,014, respectively and are included in the consolidated statements of operations.

Cash and Cash Equivalents
The Company considers liquid investments with maturities of three months or less when purchased to be cash equivalents. Substantially all cash equivalents are held in a short-term money market account with a bank.

Property and Equipment
Property and equipment is stated at cost. Depreciation is provided using the straight-line method over periods ranging from three to five years. Depreciation expense was $5,499, $6,784 and $6,920 for the years ended December 31, 2001, 2000 and 1999, respectively.

Derivatives
During June 1998, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives and Hedging Activities, and in June 2000 issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. These new standards require companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair value of those derivatives would be accounted for based on the use of the derivative and whether the instrument qualified for hedge accounting, as defined in SFAS 133 and 138. The Company was required to adopt the provisions of SFAS 133 and 138 on January 1, 2001, the first day of fiscal 2001. The Company currently has no derivative financial instruments subject to the provisions of this statement.

Long-Lived Assets
Long-Lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the assets carrying value over the fair value of the asset less cost to sell. No impairment losses were recorded during the period presented. There were no assets held for sale at December 31, 2001.

                                      F8

Patents
Patents are stated at cost. Amortization is provided using the straight-line method over the life of the patents, approximately 13 years. Amortization expense was $14,172, $8,267 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

Stock-Based Compensation
The Company recognizes expense for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company recorded compensation expense of $105,000 in the year ended December 31, 2001 for stock issued to employees at less than fair market value. Disclosures regarding alternative fair value measurement and recognition methods prescribed by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, are presented in Note 5.

Revenue Recognition
The Company received a grant of $14,963 in 1999 from L'Agence Nationale De Valorisation De La Recherche in Paris, France. Grant revenues are recognized as the related work is performed.

Income Taxes
Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss Per Share
Basic net loss per share is computed based upon the weighted average number of common shares outstanding during the period. The Company's diluted net loss per share is the same as its basic net loss per share because all stock options, warrants, and other potentially dilutive securities are antidilutive and, therefore, excluded from the calculation of diluted net loss per share. In 2001, HEMOXymed issued 15,975,000 shares of common stock as part of a reorganization of HEMOXymed. Generally accepted accounting principles require that for the purpose of calculating earnings (loss) per share, the effect of the reorganization is to be retroactively applied to all periods presented.

Basis of Presentation
The Company has experienced losses since inception and had a working capital balance of $560,795 at December 31, 2001. These circumstances indicate the Company may be unable to continue as a going concern. HEMOXymed raised $2 million of funding in November 2001. This funding has allowed the Company to resume clinical development activities in France and to actively pursue additional funding. The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

2. OPHIDIAN MERGER WITH HEMOXYMED
Pro forma condensed consolidated statements of operations for the years ended December 31, 2001 and 2000 are included below. These statements give effect to the acquisition of HEMOXymed by Ophidian and related transactions as if such transactions had occurred on January 1, 2000 for the periods presented.

                                      F9

                                                                          December 31,
                                                                 ---------------------------------
                                                                      2001             2000
                                                                      ----             ----
Revenues:
   Sale of patents............................................    $         0         $ 1,300,000
   Other revenue..............................................              0             368,534
                                                                  -----------       -------------
      Total revenues..........................................              0           1,668,534
                                                                  -----------       -------------

Operating expenses:
   Research and development...................................              0           1,291,964
   General and administrative.................................        626,985           1,463,127
   Cost of patents............................................              0              83,481
   Loss on early extinguishment of debt.......................              0             361,506
   Impairment charge..........................................        (57,124)          2,066,907
                                                                  -----------       -------------
      Total operating expenses................................        569,861           5,266,985
                                                                  -----------       -------------

Operating loss ...............................................       (569,861)         (3,598,451)

Total other (income) expense..................................        (20,744)             56,322
                                                                  -----------       -------------

Loss before income taxes......................................       (549,117)         (3,654,773)
Provision for income taxes....................................         (1,879)                 20
                                                                  -----------       -------------
Net loss......................................................    $  (547,238)      $  (3,654,793)
                                                                  ===========       =============

Basic & Diluted:
   Net loss per share.........................................        $ (0.02)             $(0.18)
   Weighted average shares....................................     24,255,151          19,834,647

The pro forma financial statements have eliminated merger costs since such costs are directly attributable to the transaction and do not have an on-going impact.

3. ROYALTY AGREEMENT

In 1996, the Company entered into a royalty agreement with an assignor ("Assignor") as consideration for the assignment of his rights and title to certain patents, trade secrets and scientific assets. The Assignor is to receive royalty payments in the amount of one percent of the net income of the Company resulting from the sale of products utilizing the assigned patents, trade secrets or scientific assets, up to $1 million. After the Assignor has received royalty payments of $1 million, he is to receive royalty payments in the amount of one-half of one percent of the net income of the Company, until the Assignor has received an aggregate of $2 million. As of December 31, 2001, no royalty liability has been accrued and no payments have been made.

4. COMMITMENTS

HEMOXymed entered into operating leases to rent office and laboratory facilities beginning in January 2002. Certain facility leases contain renewal provisions. Future minimum lease payments under non-cancelable operating leases are:

Year                                                 Amount
----                                                 ------
2002 .............................................  $  38,488
2003 and thereafter ..............................          -
                                                    ---------
Total minimum lease payments......................  $  38,488
                                                    ---------

Rental expenses under operating leases totaled $0, $0 and $16,648 in the years ended December 31, 2001, 2000 and 1999, respectively.

                                      F10

5. STOCKHOLDERS' EQUITY

COMMON STOCK

As disclosed in Note 1, on August 21, 2001, HEMOXymed and Ophidian executed an Agreement and Plan of Merger whereby Ophidian acquired 100% of the 19,309,174 outstanding shares of common stock of HEMOXymed from its stockholders in exchange for 19,000,000 shares of Ophidian common stock. Giving effect to all merger related stock transactions, immediately following the merger there were 20,199,915 issued and outstanding shares of common stock of Ophidian.

Periodically, the Company has issued shares of common stock in exchange for services provided by stockholders and others. These issuances have been recorded at their estimated fair value at the time of the respective transactions and corresponding amounts have been reflected as compensation expense in the accompanying consolidated statements of operations.

In 1997, the Company's Board of Directors declared a stock dividend of .198801 shares of common stock for every one share of common stock outstanding on April 20, 1997. All share activity before the split and all stock option data have been restated to reflect the stock split.

STOCK OPTION PLANS

At the merger date of August 21, 2001, both HEMOXymed and Ophidian had stock option plans in effect. Since Ophidian was the legal acquirer, the Ophidian securities including the stock option plans survived the merger and the Hemoxymed securities and stock option plans were terminated. Both pre-merger companies stock option plans are discussed below. For the purposes of this footnote, "Pre-merger Hemoxymed" is the company that merged into Ophidian, defined here as "Pre-merger Ophidian". It is the stock option plans and warrants of Pre-merger Ophidian that survived the merger and were in effect at December 31, 2001.

Pre-merger Hemoxymed Stock Option Plans- terminated at merger
-------------------------------------------------------------

In 1997, Pre-merger Hemoxymed's stockholders approved the adoption of a stock option plan for its key employees, directors, and consultants. The plan provides for issuance of options to purchase up to 293,706 shares of common stock. At the merger date, August 21, 2001, no options were available for new grants under the plan. Options have been granted at the discretion of the Board of Directors at exercise prices not less than the estimated fair value of such shares at the date of grant, expire after ten years and vest ratably over a period of three years.

In 1998, Pre-merger Hemoxymed's stockholders approved the adoption of a stock option plan for its key employees, directors, and consultants. The plan provides for issuance of options to purchase up to 300,000 shares of common stock. At the merger date, August 21, 2001, 300,000 options were available for new grants under the plan. As a result of the merger, this stock option plan was terminated. Therefore, no stock options were ever issued from the 1998 Stock Option Plan.

                                      F11

A summary of stock option activity since inception of Pre-merger Hemoxymed is as follows:

                                                                            Weighted
                                                                             Average
                                                            Shares       Exercise Price
                                                       ----------------------------------

Balance at Plan inception, January 30, 1997............            -          $    -
    Granted............................................      293,706            0.001
    Exercised..........................................            -            0.001
                                                             -------
Outstanding at December 31, 1997.......................      293,706            0.001

    Granted............................................            -               -
    Exercised..........................................            -               -
                                                             -------
Outstanding at December 31, 1998.......................      293,706            0.001

    Granted............................................            -               -
    Exercised..........................................     (228,438)           0.001
                                                             -------
Outstanding at December 31, 1999.......................       65,268            0.001

    Granted............................................            -               -
    Exercised..........................................            -               -
                                                             -------
Outstanding at December 31, 2000.......................       65,268          $ 0.001

    Granted............................................            -               -
    Exercised..........................................      (65,268)           0.001
                                                             -------
Outstanding at August 21, 2001                                     -               -
                                                             =======

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS No. 123), the Company elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), in accounting for its stock option plan. Since there were no options granted in the years ended December 31, 2001, 2000 and 1999, there is no compensation expense to be determined based upon the fair value at the grant date. Accordingly, there would be no change to the financial statements contained in this annual report.

Pre-merger Ophidian Stock Option Plans- the surviving stock option plans
-------------------------------------------------------------------------

The pre-merger Ophidian 1998 Stock Option plan is the surviving stock option plan. At December 31, 2001 there were no options outstanding and 41,759 options available for grant.

STOCK WARRANTS

In 1994, Ophidian granted a consultant, Burrill & Craves, stock warrants as a performance incentive related to their business development services. The stock warrants grant an option to purchase 12,500 shares of the Company's common stock at a price of $36 per share exercisable until May 1, 2004.

In connection with Ophidian's initial public offering in 1998, the Company issued warrants for the purchase of 241,637 shares of common stock. The number of warrants increased to 254,431 in 1999 because anti-dilution provisions were triggered when certain warrants were issued on June 7, 1999. Each warrant entitles the registered holder thereof to purchase, at any time commencing May 7, 1999, until May 7, 2003, one share of common stock at a price of $55.62 per share. Commencing May 7, 2000, the warrants became subject to redemption by the Company, in whole, but not in part, at $.80 per warrant, provided that the average closing bid price the common stock as

                                      F12
reported on Nasdaq SmallCap equals or exceeds $117.12 per share for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption.

6.  INCOME TAXES

Income taxes payable of $1,979 at December 31, 2000 were for foreign taxes payable by HEMOXymed's subsidiary HEMOX Therapeutics, SARL. These income taxes were not required to be paid as a result of the dissolution of HEMOX Therapeutics, SARL in 2001.

At December 31, 2001, for federal tax purposes the Company has net operating loss carryforwards of approximately $2,500,000 which expire in varying amounts from 2007 through 2021. In addition, the Company has research and other tax credit carryforwards of approximately $907,000. Valuation allowances have been recorded to offset the net deferred tax assets attributable to all of these carryforwards due to uncertainty regarding their realization.

The types of temporary differences between tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax asset (liability) and their approximate tax effects are as follows at December 31:

                                                               2001                              2000
                                                  --------------------------------  -----------------------------
                                                    Temporary           Tax          Temporary           Tax
                                                   Difference         Effect         Difference         Effect
                                                   ----------         ------         ----------         ------

Expenses not currently deductible                $    181,000      $       72,000    $   236,000     $    97,000
Acquisition costs                                     571,000             228,000              -               -
Net operating loss carryforwards                    2,500,000             988,000      1,394,000         572,000
Research and AMT credit carryforwards                                     907,000                         36,000
                                                                   --------------                    -----------
Deferred tax assets, net                                           $    2,195,000                    $   705,000
Valuation allowance                                                $(   2,195,000)                   $  (705,000)
                                                                   --------------                    -----------
                                                                   $            -                    $         -
                                                                   ==============                    ===========

Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating losses and credits before utilization.

7. RELATED PARTY TRANSACTIONS

The Company had unsecured notes payable of $29,250 to a director and two former directors at December 31, 2001 and 2000. The notes accrue interest at a rate of five percent per annum and are payable on demand. Interest expense related to these notes was $1,463 and $1,467 for the years ended December 31, 2001 and 2000, respectively.

During 2001 and 2000, two stockholders of the Company contributed services without remuneration to the Company valued at $27,500 and $30,000, respectively, which have been recorded as expense in the consolidated statements of operations.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement No. 141, "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt these new accounting standards beginning the first quarter of fiscal 2002. We are currently assessing the impact of this statement on the Company, however, we do not anticipate this statement to have a material impact on the consolidated financial position or results of operations of the Company.

In August 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The Statement supercedes Statement 121, "Accounting for the Impairment of Long-Lived

                                      F13

Assets and for Long-Lived Assets to be Disposed of" and APB. Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 relating to the recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. This Statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of this statement on the Company, however, we do not anticipate this statement to have a material impact on the consolidated financial position or results of operations of the Company.

9. BUSINESS SEGMENT AND OTHER INFORMATION

The Company operates in one business segment: the research and development of improved tissue oxygenation.

Information regarding the Company's operations in different geographic areas is set forth below.

                                                                  Year ended December 31,
                                                    ------------------------------------------------
                                                        2001               2000             1999
                                                        ----               ----             ----
Grant Revenues:
    United States                                   $         -        $         -       $         -
    France                                                    -                  -            14,963
                                                    -----------        -----------       -----------
                                                    $         -        $         -       $    14,963
                                                    ===========        ===========       ===========

Operating income/(loss):
    United States                                   $(1,132,517)       $  (206,101)      $  (946,223)
    France                                               (8,156)              (251)            2,871
                                                    -----------        -----------       -----------
                                                    $(1,140,673)       $  (206,352)      $  (943,352)
                                                    ===========        ===========       ===========

Identifiable assets:
    United States                                   $   200,261        $   186,988       $    41,115
    France                                                    -             14,043            19,557
                                                    -----------        -----------       -----------
                                                        200,261            201,031            60,672
Corporate assets                                        858,943             23,535            32,405
                                                    -----------        -----------       -----------
                                                    $ 1,059,204        $   224,566       $    93,077
                                                    ===========        ===========       ===========

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected quarterly financial information of HEMOXymed for the years ended December 31, 2001 and 2000. The operating results are not necessarily indicative of results for any future period.

Year 2001                                  Mar. 31           Jun. 30          Sep. 30           Dec. 31
---------                                  -------           -------          -------           -------
    Revenues                             $         -       $         -      $         -       $         -
    Net income (loss)                        (52,278)         (169,480)        (734,545)         (200,782)
    Net income (loss) per share          $     (0.00)      $     (0.01)     $     (0.04)      $     (0.01)

Year 2000                                  Mar. 31           Jun. 30          Sep. 30           Dec. 31
---------                                  -------           -------          -------           -------

    Revenues                             $         -       $         -      $         -       $         -
    Net income (loss)                        (18,765)          (48,456)         (49,350)          (82,071)
    Net income (loss) per share          $     (0.00)      $     (0.00)     $     (0.00)      $     (0.00)

                                      F14