Form 10QSB
period 2002-03-31
OPHIDIAN PHARMACEUTICALS INC
filed 2002-05-15
CIK 872947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 2002

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 001-13835

                                 HEMOXYMED, INC.
             (Exact name of Registrant as specified in its Charter)

                DELAWARE                                     39-1661164
                --------                                     ----------
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

                  325 Barracks Hill, Charlottesville, VA 22901
                  --------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

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

Yes   [X]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.0025 par value - 24,305,151 shares outstanding as of May 13, 2002.

Transitional small business disclosure format:       Yes   [ ]     No [X]

                                 HEMOXYMED, INC.
                          (a development stage company)
                         QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1- Financial Statements (Unaudited)
     Consolidated Balance Sheets .............................................2
     Consolidated Statements of Operations....................................3
     Consolidated Statements of Shareholders' Equity/(Deficit)................4
     Consolidated Statements of Cash Flows....................................6
     Notes to Consolidated Financial Statements...............................7


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................8



                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings....................................................9
Item 2 - Changes in Securities................................................9
Item 3 - Defaults Upon Senior Securities.....................................10
Item 4 - Submission of Matters to a Vote of Security Holders.................10
Item 5 - Other Information...................................................10
Item 6 - Exhibits and Reports on Form 8-K....................................10


SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 HEMOXYMED, INC.
                          (a development stage company)
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               March 31,     December 31,
                                                                                 2002            2001
                                                                                 ----            ----
                                                                              (unaudited)
Assets
Current assets:
   Cash and cash equivalents..........................................       $   701,815      $   858,943
   Prepaids and other current assets..................................            24,446           25,004
                                                                             -----------      -----------
     Total current assets.............................................           726,261          883,947
                                                                             -----------      -----------

Property and equipment:
   Furniture and equipment............................................            13,948            7,489
   Accumulated depreciation...........................................            (8,028)          (7,143)
                                                                             ------------     ------------
     Net property and equipment.......................................             5,920              346
                                                                             -----------      -----------

Other assets:
   Patents, net.......................................................           165,347          168,891
   Other..............................................................             6,020            6,020
                                                                             -----------      -----------
     Total other assets...............................................           171,367          174,911
                                                                             -----------      -----------

        Total assets..................................................       $   903,548      $ 1,059,204
                                                                             ===========      ===========

Liabilities and stockholders' equity/(deficit) Current liabilities:
   Accounts payable...................................................       $    60,482      $    85,153
   Accrued compensation and benefits..................................           137,284          102,431
   Accrued patent costs...............................................            33,000           33,000
   Accrued professional fees..........................................            28,300           49,300
   Other accrued liabilities..........................................            23,173           24,018
   Income taxes payable...............................................                 -                -
   Note payable - officers............................................            19,500           29,250
   Note payable - others..............................................                 -                -
                                                                             -----------      -----------
     Total current liabilities .......................................           301,739          323,152
                                                                             -----------      -----------

Stockholders' equity/(deficit):
   Common Stock.......................................................            60,763           60,638
   Additional paid in capital ........................................         3,516,764        3,496,889
   Deficit accumulated during the development stage ..................        (2,975,464)      (2,821,475)
   Accumulated other comprehensive income ............................              (254)               -
                                                                             ------------     -----------
   Total stockholders' deficit........................................           601,809          736,052
                                                                             -----------      -----------

        Total liabilities and stockholders' equity/(deficit)..........       $   903,548      $ 1,059,204
                                                                             ===========      ===========

   See accompanying notes to consolidated financial statements.

                                 HEMOXYMED, INC.
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                    Period from
                                                      Three Months Ended            Feb 22, 1995
                                                          March 31,               (inception) to
                                              -----------------------------------
                                                    2002              2001        Mar. 31,  2002
                                                    ----              ----        --------------
Grant revenues................................      $       -       $         -    $       14,963

Operating expenses:
   Research and development...................              -                 -         1,336,521
   General and administrative.................        156,821            62,383         1,079,730
   Merger costs...............................              -                 -           612,024
                                                     ---------      -----------    --------------
      Total operating expenses................        156,821            62,383         3,028,275
                                                     ---------      -----------    --------------


Operating loss ...............................       (156,821)          (62,383)       (3,013,312)
                                                     ---------      ------------   ---------------

Other (income) expense:
   Interest expense...........................            346               763            38,160
   Interest income............................         (3,178)               (2)          (41,151)
   Other (income) expense.....................              -           (10,870)          (35,609)
                                                     ---------      ------------   ---------------
     Total other (income) expense.............         (2,832)          (10,109)          (38,600)
                                                     ---------      ------------   ---------------

Loss before income taxes......................       (153,989)          (52,274)       (2,974,712)
Provision for income taxes....................              -                 4               552
                                                    ----------      -----------    --------------
Net loss......................................      $(153,989)      $   (52,278)   $   (2,975,264)
                                                    ==========      ============   ===============

Basic & diluted:
   Net loss per share.........................      $   (0.01)      $     (0.00)   $        (0.16)
   Weighted average shares....................     24,280,707        18,967,838        18,270,782


See accompanying notes to consolidated financial statements

                                 HEMOXYMED, INC.
                          (a development stage company)
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)-(UNAUDITED)
       FOR THE PERIOD FROM FEBRUARY 22, 1995 (INCEPTION) TO MARCH 31, 2002


                                                                                            Deficit
                                                                                          Accumulated      Accum.
                                                                           Additional      During the       Other         Total
                                                               Common        Paid in      Development       Comp.      Stockholders
                                                 Shares        Stock         Capital         Stage         Income         Equity
Issuance of stock for cash....................     805,000   $     2,013   $    (1,208)   $          -     $     -     $       805
Net loss for the period February 22, 1995
   (inception) to December 31, 1995...........           -             -             -          (2,644)          -          (2,644)
                                                 ---------    ----------   -----------    -------------    -------     ------------
Balance at December 31, 1995..................     805,000         2,013        (1,208)         (2,644)          -          (1,839)
Issuance of stock for cash....................     195,000           488          (293)              -           -             195
Net loss for 1996.............................           -             -             -          (7,039)          -          (7,039)
                                                 ---------    ----------   -----------    -------------    -------     ------------
Balance at December 31, 1996..................   1,000,000         2,501        (1,501)         (9,683)          -          (8,683)
Issuance of stock for assignment of patent
   rights.....................................       6,250            16           (10)              -           -               6
Stock dividend ...............................     200,041           500          (300)           (200)          -               -
Net loss for 1997.............................           -             -             -         (20,693)          -         (20,693)
                                                 ---------    ----------   -----------    -------------    -------     ------------
Balance at December 31, 1997..................   1,206,291         3,017        (1,811)        (30,576)          -         (29,370)
Issuance of stock for cash net of offering
   costs of $141,924..........................     963,690         2,408     1,156,886               -           -       1,159,294
Issuance of stock for broker services
   associated with 1998 financing.............     520,487         1,301        (1,301)              -           -               -
Net loss for 1998.............................           -             -             -        (516,411)          -        (516,411)
Foreign currency translation adjustment.......           -             -             -               -         178             178
                                                                                                                       -----------
Total comprehensive loss......................           -             -             -               -           -        (516,233)
                                                 ---------    ----------   -----------    ------------     -------     -----------
Balance at December 31, 1998..................   2,690,468         6,726     1,153,774        (546,987)        178         613,691
Issuance of stock upon exercise of stock
   options....................................     228,438           571          (380)              -           -             191
Issuance of stock for services................      50,000           125        66,375               -           -          66,500
Net loss for 1999.............................           -             -             -        (918,761)          -        (918,761)
Foreign currency translation adjustment.......           -             -             -               -          55              55
                                                                                                                       -----------
Total comprehensive loss......................           -             -             -               -           -        (918,706)
                                                 ---------    ----------   -----------    ------------     -------     -----------
Balance at December 31, 1999..................   2,968,906         7,422     1,219,769      (1,465,748)        233        (238,324)
Services contributed by stockholder...........           -             -        30,000               -           -          30,000
Net loss for 2000.............................           -             -             -        (198,642)          -        (198,642)
Foreign currency translation adjustment.......           -             -             -               -        (423)           (423)
                                                                                                                       ------------
Total comprehensive loss......................           -             -             -               -           -        (199,065)
                                                 ---------    ----------   -----------    ------------     -------     -----------
Balance at December 31, 2000..................   2,968,906   $     7,422   $ 1,249,769    $ (1,664,390)    $  (190)    $  (407,389)

                                 HEMOXYMED, INC.
                          (a development stage company)
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT) (continued)
       FOR THE PERIOD FROM FEBRUARY 22, 1995 (INCEPTION) TO MARCH 31, 2002


                                                                                            Deficit
                                                                                          Accumulated      Accum.
                                                                           Additional      During the       Other         Total
                                                               Common        Paid in      Development       Comp.      Stockholders
                                                 Shares        Stock         Capital         Stage         Income         Equity
                                                 ------        -----         -------         -----         ------         ------
Services contributed by stockholder...........           -             -        27,500              -            -          27,500
Issuance of stock upon exercise of stock
   options....................................      65,268           163           (97)             -            -              66
Issuance of stock to employees and
   consultants................................     300,000           750       104,280              -            -         105,030
Issuance of stock to Prism Ventures and
   HEMOXymed officers associated with the
   HEMOXymed reorganization per the
   HEMOXymed, Inc. - Prism Ventures, LLC
   agreement..................................  15,975,000        39,938       (38,341)             -            -           1,597
Exchange of stock per the HEMOXymed, Inc. -
   Ophidian Pharmaceuticals, Inc. merger
   agreement..................................   1,199,932         3,000       402,386              -            -         405,386
Reduction of outstanding shares per the
   exchange ratio of the HEMOXymed, Inc. -
   Ophidian Pharmaceuticals, Inc. merger
   agreement..................................    (309,191)         (773)          773              -            -               -
Issuance of stock associated with the $2.0
   million private financing  on November
   15, 2001 net of offering costs of             4,055,236        10,138     1,750,619              -            -       1,760,757
   $241,861...................................
Net loss for 2001.............................           -             -             -     (1,157,085)           -      (1,157,085)
Foreign currency translation adjustment.......           -             -             -              -          190             190
                                                                                                                       -----------
Total comprehensive loss......................           -             -             -              -            -      (1,156,895)
                                                ----------    ----------   -----------    -----------      -------     -----------
Balance at December 31, 2001..................  24,255,151   $    60,638   $ 3,496,889    $(2,821,475)     $     -     $   736,052
Issuance of stock for services................      50,000           125        19,875              -            -          20,000
Net loss for the three-month period ended
   March 31, 2002.............................           -             -             -       (153,989)           -        (153,989)
Foreign currency translation adjustment.......           -             -             -              -         (254)           (254)
                                                                                                                       ------------
Total comprehensive loss......................           -             -             -              -            -        (154,243)
                                                ----------    ----------   -----------    -----------      -------     -----------
Balance at March 31, 2002.....................  24,305,151   $    60,763   $ 3,516,764    $(2,975,464)     $  (254)    $   601,809
                                                ==========   ===========   ===========    ============     ========    ===========

See accompanying notes to consolidated financial statements

                                 HEMOXYMED, INC.
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                           Period from
                                                             Three Months Ended           Feb. 22, 1995
                                                                 March 31,                (inception) to
                                                       -------------------------------
                                                            2002            2001          Mar. 31, 2002
                                                            ----            ----         ----------------
Operating activities
Net loss                                                  $(153,989)     $  (52,278)       $  (2,975,264)

Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization ....................        4,425           5,230               56,759
    Issuance of stock for services....................       20,000               -              221,500
    Non-cash merger cost..............................            -               -              405,386
    Issuance of stock for interest on loans...........            -               -               20,000
    Services contributed by shareholder ..............            -           7,500               57,500
    Changes is operating assets and liabilities ......
      Prepaids and other current assets ..............          558        (140,406)             (24,446)
      Accounts payable................................      (24,671)         (5,280)              60,482
      Accrued compensation and benefits...............       34,853           2,173              137,284
      Other accrued liabilities ......................      (21,841)         72,074              134,876
      Income taxes payable ...........................            -            (148)                   -
                                                          ---------     ------------        -------------
Net cash used in operating activities ................     (140,665)       (111,135)          (1,905,923)
                                                          ----------    ------------        -------------

Investing activities
Purchases of property and equipment ..................       (6,459)              -              (32,569)
Purchase of patents ..................................            -               -             (158,325)
Other ................................................            -             167              (16,077)
                                                          ---------     -----------         -------------
Net cash used for investing activities................       (6,459)            167             (206,971)
                                                          ---------     -----------         -------------

Financing activities
Proceeds from issueance of common stock, net of
   offering costs ....................................            -              66            2,435,295
Proceeds from notes payable ..........................       (9,750)        114,200              376,565
                                                          ----------    -----------         ------------
Net cash provided by financing activities.............       (9,750)        114,266            2,811,860
                                                          ----------    -----------         ------------

Effects of exchange rates on cash and cash
   equivalents........................................         (254)           (421)               2,849
                                                          ----------    ------------        ------------
Increase (decrease) in cash and cash equivalents .....     (157,128)          2,877              701,815
                                                          ----------    -----------         ------------

Cash and cash equivalents at beginning of period......      858,943          23,535                    -
                                                          ---------     -----------         ------------
Cash and cash equivalents at end of period............    $ 701,815      $   26,412         $    701,815
                                                          =========      ==========         ============

Supplemental cash flow information
Interest paid ........................................    $   1,187      $        -         $      6,735
Non-cash financing activities
Issuance of common stock for consulting fees related
   to common stock financing..........................    $       -      $        -         $     90,000
Issuance of common stock as payment of note payable...
                                                          $       -      $        -         $    180,000


See accompanying notes to consolidated financial statements

                                 HEMOXYMED, INC.
                          (a development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1. BUSINESS

         HEMOXymed, Inc. ("HEMOXymed" or the "Company") is a development stage biopharmaceutical company incorporated in February 1995 to conduct research and development aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs. Due to lack of financing, HEMOXymed did not conduct any research and development activities from September 2000 through March 2002. The Company secured a $2.0 million financing in November 2001. These funds allowed the Company to resume research and clinical development activities in April 2002. The Company is currently seeking additional investment capital to enter Phase I clinical trials in the current year.

NOTE 2. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements of Hemoxymed contained in Hemoxymed's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

         The Company has experienced losses since inception and had a working capital balance of $424,522 at March 31, 2002. These circumstances indicate the Company may be unable to continue as a going concern. HEMOXymed raised $2 million of funding in November 2001. This funding has allowed the Company to resume clinical development activities and to actively pursue additional funding. The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 3. NET LOSS PER SHARE

         Basic net loss per share is computed based upon the weighted average number of common shares outstanding during the period. The Company's diluted net loss per share is the same as its basic net loss per share because all stock options, warrants, and other potentially dilutive securities are antidilutive and, therefore, excluded from the calculation of diluted net loss per share.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement No. 141, "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. These new accounting standards did not have a material impact on the consolidated financial position or results of operations of the Company.

         In August 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The Statement supercedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB. Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 relating to the recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. This Statement is effective for fiscal years beginning after December 15, 2001. This new accounting standards did not have a material impact on the consolidated financial position or results of operations of the Company.

NOTE 5. SUBSEQUENT EVENTS

         On April 30, 2002 the board of directors passed a resolution to amend the Company's Articles of Incorporation to increase the authorized shares of common stock from 50,000,000 shares to 100,000,000 shares. The Company is required to solicit and obtain the approval of shareholders before the Articles of Incorporation can be amended. As of May 15, 2002, this solicitation has not occurred.



NOTE 6. OPHIDIAN PHARMACEUTICALS, INC. MERGER WITH HEMOXYMED

         Pro forma condensed consolidated statements of operations for the three-month periods ended March 31, 2002 and 2001 are included below. These statements give effect to the acquisition of HEMOXymed by Ophidian Pharmaceuticals, Inc. and related transactions as if such transactions had occurred on January 1, 2001 for the periods presented.



                                                                    Three Months Ended
                                                                        March 31,
                                                             -------------------------------
                                                                 2002             2001
                                                                 ----             ----
     Revenues.......................................         $         -       $           -
     Net loss.......................................         $  (153,989)      $    (219,717)
     Basic & Diluted:
        Net loss per share..........................         $     (0.01)      $       (0.01)
        Weighted average shares.....................          24,280,707          19,904,756




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

         Hemoxymed has had a limited operating history, a history of operating losses and expects to generate operating losses for the foreseeable future. As of March 31, 2002, Hemoxymed's accumulated deficit was $2,975,464. Hemoxymed anticipates that it will continue to incur significant losses until successful commercialization of its technology generates sufficient net revenues to cover all costs of operation.

RESULTS OF OPERATIONS

RESEARCH AND DEVELOPMENT

         Due to lack of financing, there were no research activities in the three-month periods ended March 31, 2002 and March 31, 2001.

GENERAL AND ADMINISTRATION

         General and administration expenses consist primarily of personnel, legal and accounting, amortization of patents and patent maintenance costs. General and administration expenses in the three-month period ended March 31, 2002 increased by $94,438 over the corresponding period in year 2001, from $62,383 to $156,821. This increase was primarily due to increased salary and facility costs in the quarter ended March 31, 2002. Employees did not take salaries in the quarter ended March 31, 2001 due to a lack of cash.

INTEREST AND OTHER (INCOME) EXPENSE

         Interest expense in the three-month period ended March 31, 2002 decreased by $417 over the corresponding period in year 2001, from $763 to $346 due to decreased loan balances. Interest income in the three-month period ended March 31, 2002 increased by $3,176 over the corresponding period in year 2001, from $2 to $3,178 due to increased cash balances. Other (income) expense includes foreign currency transaction gains and losses. Hemoxymed currently does not hedge foreign exchange transaction exposures. To the extent the Company has assets and liabilities denominated in foreign currencies that are not hedged, the Company is subject to foreign currency gains and losses.

PLAN OF OPERATIONS

         Until a minimum of $1 million additional investment capital is raised, our activities will be limited to pre-clinical development in Europe and investment raising activities in the United States and Europe. Our efforts to raise investment capital consist of:
o      presenting Hemoxymed as an investment opportunity to:
  o       angel investors and angel investor groups
  o       small and large venture capital firms
  o       other investment groups
o seeking government investment and/or collaboration with both the United States and France
o seeking strategic corporate alliances or joint ventures with biotechnology and pharmaceutical companies who have products that may benefit from such arrangements

         If we are successful in raising investment in 2002, we intend to begin a combined Phase I-II clinical trial in France within 6 months of the financing. Phase II of this initial clinical trial will included patients with one type of disease, for example, arteriosclerosis. This clinical trial is designed to see if we can prove the efficacy of our technology on humans. If these clinical results are favorable, we will advance to Phase III clinical trials in France for that disease. We will also begin additional Phase I-II clinical trials involving other diseases such as Chronic Obstructive Pulmonary Disease and Chronic Heart Failure. These additional Phase I-II clinical trials will be in the United States, Europe and Japan. Beginning the initial Phase III clinical trial and additional Phase I-II clinical trials will take significant capital investment. We estimate we will require financing of approximately $24 million over a five-year period. We believe that with favorable clinical data from our initial Phase I-II clinical trial, we will be able to raise the additional investment capital.

         We do not expect revenues from our HEMOXygenation technology for at least 4 years after raising our next round of financing which needs to be a minimum of $1 million. There can be no assurance that we will raise a minimum of $1 million investment capital in 2002 or that adequate funds on acceptable terms will be available in the future when we need them. If at any time we are unable to obtain sufficient additional investment capital, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

CAPITAL RESOURCES AND LIQUIDITY

         At March 31, 2002, our cash and cash equivalents were $701,815 and were invested in money market instruments. As stated above in our Plan of Operations, we require a minimum capital investment of $1 million to commence a Phase I-II clinical trial in France. We believe we have enough cash to continue our current operations into year 2003. Our current operations consist of limited pre-clinical activities in France and investment capital raising activities in the United States and Europe.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits Required by Item 601 of Regulation S-K  -  None
        (b)      Reports on Form 8-K  -  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HEMOXYMED, INC.



Date: May 15, 2002                        By:  /s/ Edward J. Leary
                                          -------------------------

                                          Edward J. Leary
                                          Chief Financial Officer
                                          (Principal Accounting and Financial
                                          Officer and Duly Authorized Officer)