Form 10QSB
period 2002-06-30
OPHIDIAN PHARMACEUTICALS INC
filed 2002-08-14
CIK 872947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MarkOne)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 2002

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

               420 Lexington Avenue, Suite 300, New York, NY 10170
              (Address of Principal Executive Offices and Zip Code)

                                 (212) 297-6221
              (Registrant's Telephone Number, Including Area Code)



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

Common stock, $0.0025 par value - 24,305,151 shares outstanding as of August 7, 2002.

Transitional small business disclosure format:       Yes   [   ]     No [X]

                                 HEMOXYMED, INC.
                          (a development stage company)
                         QUARTERLY REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1- Financial Statements (Unaudited)
     Consolidated Balance Sheets .........................................2
     Consolidated Statements of Operations................................3
     Consolidated Statements of Shareholders' Equity/(Deficit)............4
     Consolidated Statements of Cash Flows................................6
     Notes to Consolidated Financial Statements...........................7


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
of Operations.............................................................8



                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings...............................................10
Item 2 - Changes in Securities...........................................10
Item 3 - Defaults Upon Senior Securities.................................10
Item 4 - Submission of Matters to a Vote of Security Holders.............10
Item 5 - Other Information...............................................10
Item 6 - Exhibits and Reports on Form 8-K................................10


SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 HEMOXYMED, INC.
                          (a development stage company)
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                             June 30,         December 31,
                                                                               2002              2001
                                                                               ----              ----

Assets
Current assets:
   Cash and cash equivalents..........................................       $   253,490      $   858,943
   Prepaids and other current assets..................................                30           25,004
                                                                             -----------      -----------
     Total current assets.............................................           253,520          883,947
                                                                             -----------      -----------

Property and equipment:
   Furniture and equipment............................................            13,948            7,489
   Accumulated depreciation...........................................            (8,912)          (7,143)
                                                                             ------------     ------------
     Net property and equipment.......................................             5,036              346
                                                                             -----------      -----------

Other assets:
   Patents, net.......................................................           161,804          168,891
   Other..............................................................             6,020            6,020
                                                                             -----------      -----------
     Total other assets...............................................           167,824          174,911
                                                                             -----------      -----------

        Total assets..................................................       $   426,380      $ 1,059,204
                                                                             ===========      ===========

Liabilities and stockholders' equity Current liabilities:
   Accounts payable...................................................       $    70,217      $    85,153
   Accrued compensation and benefits..................................            19,220          102,431
   Accrued patent costs...............................................                 -           33,000
   Accrued professional fees..........................................             9,600           49,300
   Other accrued liabilities..........................................             1,500           24,018
   Note payable - officers............................................                 -           29,250
                                                                             -----------      -----------
     Total current liabilities .......................................           100,537          323,152
                                                                             -----------      -----------

Stockholders' equity:
   Common Stock (50,000,000 shares authorized on June 30, 2002 and                60,763           60,638
     December 31, 2001.  24,305,151 and 24,255,151 shares issued and outstanding on June 30, 2002 and December 31, 2001, respectively)
   Additional paid in capital ........................................         3,516,764        3,496,889
   Deficit accumulated during the development stage ..................       (3,251,684)      (2,821,475)
   Accumulated other comprehensive income ............................                 -                -
                                                                             -----------      -----------
   Total stockholders' equity.........................................           325,843          736,052
                                                                             -----------      -----------

        Total liabilities and stockholders' equity....................       $   426,380      $ 1,059,204
                                                                             ===========      ===========


     See accompanying notes to consolidated financial statements.

                                 HEMOXYMED, INC.
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Three Months Ended                    Six Months Ended       Period from Feb 22,
                                                      June 30,                             June 30,            (inception)
                                            --------------------------------               --------                to
                                                2002             2001              2002             2001       Jun 30, 2002
                                                ----             ----              ----             ----       -------------

Grant revenues..........................   $            -     $           -    $           -     $          -   $       14,963

Operating expenses:
   Research and development.............           55,654                 -           55,654                -        1,336,521
   General and administrative...........          211,195           108,903          368,016          171,286        1,346,579
   Merger costs.........................                -                 -                -                -          612,024
                                                        -       -----------      -----------       ----------   --------------
      Total operating expenses..........          266,849           108,903          423,670          171,286        3,295,124
                                                  -------     -------------    -------------     ------------   --------------


Operating loss .........................         (266,849)         (108,903)        (423,670)        (171,286)      (3,280,161)
                                                 ---------    --------------   --------------    -------------  ---------------

Other (income) expense:
   Interest expense.....................                0               471              346            1,234           38,160
   Interest income......................             (589)                -           (3,767)              (2)         (41,740)
   Other (income) expense...............                -             7,828                -           (3,042)         (35,609)
                                                        -             -----    -------------     -------------  ---------------
     Total other (income) expense.......             (589)            8,299           (3,421)          (1,810)         (39,189)
                                                     -----            -----    --------------    -------------  ---------------

Loss before income taxes................         (266,260)         (117,202)        (420,249)        (169,476)      (3,240,972)
Provision for income taxes..............            9,960                 -            9,960                4           10,512
                                                    -----             -----    -------------     ------------   --------------
Net loss................................    $    (276,220)    $    (117,202)   $    (430,209)    $   (169,480)  $   (3,251,484)
                                            =    =========    =    =========   ==============    =============  ===============

Basic & diluted:
   Net loss per share...................          $.(0.01)          $.(0.01)         $ (0.02)          $ (0.01)        $ (0.18)
   Weighted average shares..............       24,305,151        19,225,877       24,292,996        19,097,570      18,475,375

     See accompanying notes to consolidated financial statements

                                 HEMOXYMED, INC.
                          (a development stage company)
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT) - (UNAUDITED)
       FOR THE PERIOD FROM FEBRUARY 22, 1995 (INCEPTION) TO JUNE 30, 2002

                                                                                            Deficit
                                                                                          Accumulated      Accum.
                                                                           Additional      During the       Other         Total
                                                               Common        Paid in      Development       Comp.      Stockholders
                                                 Shares        Stock         Capital         Stage         Income         Equity
Issuance of stock for cash...................      805,000    $    2,013   $    (1,208)   $          -     $     -     $       805
Net loss for the period February 22, 1995
   (inception) to December 31, 1995..........            -             -             -          (2,644)          -          (2,644)
                                                   -------    ----------   -----------    -------------    -------     ------------
Balance at December 31, 1995.................      805,000         2,013        (1,208)         (2,644)          -          (1,839)
Issuance of stock for cash...................      195,000           488          (293)              -           -             195
Net loss for 1996............................            -             -             -          (7,039)          -          (7,039)
                                                 ---------    ----------   -----------    -------------    -------     ------------
Balance at December 31, 1996.................    1,000,000         2,501        (1,501)         (9,683)          -          (8,683)
Issuance of stock for assignment of patent
   rights....................................        6,250            16           (10)              -           -               6
Stock dividend ..............................      200,041           500          (300)           (200)          -               -
Net loss for 1997............................            -             -             -         (20,693)          -         (20,693)
                                                 ---------    ----------   -----------    -------------    -------     ------------
Balance at December 31, 1997.................    1,206,291         3,017        (1,811)        (30,576)          -         (29,370)
Issuance of stock for cash net of offering
   costs of $141,924.........................      963,690         2,408     1,156,886               -           -       1,159,294
Issuance of stock for broker services
   associated with 1998 financing............      520,487         1,301        (1,301)              -           -               -
Net loss for 1998............................            -             -             -        (516,411)          -        (516,411)
Foreign currency translation adjustment......            -             -             -               -         178             178
                                                                                                                       -----------
Total comprehensive loss.....................            -             -             -               -           -        (516,233)
                                                 ---------    ----------   -----------    ------------     -------     -----------
Balance at December 31, 1998.................    2,690,468         6,726     1,153,774        (546,987)        178         613,691
Issuance of stock upon exercise of stock
   options...................................      228,438           571          (380)              -           -             191
Issuance of stock for services...............       50,000           125        66,375               -           -          66,500
Net loss for 1999............................            -             -             -        (918,761)          -        (918,761)
Foreign currency translation adjustment......            -             -             -               -          55              55
                                                                                                                       -----------
Total comprehensive loss.....................            -             -             -               -           -        (918,706)
                                                 ---------    ----------   -----------    ------------     -------     -----------
Balance at December 31, 1999.................    2,968,906         7,422     1,219,769      (1,465,748)        233        (238,324)
Services contributed by stockholder..........            -             -        30,000               -           -          30,000
Net loss for 2000............................            -             -             -        (198,642)          -        (198,642)
Foreign currency translation adjustment......            -             -             -               -        (423)           (423)
                                                                                                                       ------------
Total comprehensive loss.....................            -             -             -               -           -        (199,065)
                                                 ---------    ----------   -----------    ------------     -------     -----------
Balance at December 31, 2000.................    2,968,906    $    7,422   $ 1,249,769    $ (1,664,390)    $  (190)    $  (407,389)

                                 HEMOXYMED, INC.
                          (a development stage company)
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT) (continued)
       FOR THE PERIOD FROM FEBRUARY 22, 1995 (INCEPTION) TO JUNE 30, 2002


                                                                                            Deficit
                                                                                          Accumulated      Accum.
                                                                           Additional      During the       Other         Total
                                                               Common        Paid in      Development       Comp.      Stockholders
                                                 Shares        Stock         Capital         Stage         Income         Equity
Services contributed by stockholder..........            -             -        27,500              -            -          27,500
Issuance of stock upon exercise of stock
   options...................................       65,268           163           (97)             -            -              66
Issuance of stock to employees and
   consultants...............................      300,000           750       104,280              -            -         105,030
Issuance of stock to Prism Ventures and
   HEMOXymed officers associated with the
   HEMOXymed reorganization per the
   HEMOXymed, Inc. - Prism Ventures, LLC
   agreement.................................   15,975,000        39,938       (38,341)             -            -           1,597
Exchange of stock per the HEMOXymed, Inc. -
   Ophidian Pharmaceuticals, Inc. merger
   agreement.................................    1,199,932         3,000       402,386              -            -         405,386
Reduction of outstanding shares per the
   exchange ratio of the HEMOXymed, Inc. -
   Ophidian Pharmaceuticals, Inc. merger
   agreement.................................     (309,191)         (773)          773              -            -               -
Issuance of stock associated with the $2.0
   million private financing  on November
   15, 2001 net of offering costs of             4,055,236        10,138     1,750,619              -            -       1,760,757
   $241,861..................................
Net loss for 2001............................            -             -             -     (1,157,085)           -      (1,157,085)
Foreign currency translation adjustment......            -             -             -              -          190             190
                                                                                                                       -----------
Total comprehensive loss.....................            -             -             -              -            -      (1,156,895)
                                                ----------   -----------   -----------    -----------      -------     -----------
Balance at December 31, 2001.................   24,255,151   $    60,638   $ 3,496,889    $(2,821,475)     $     -     $   736,052
Issuance of stock for services...............       50,000           125        19,875               -           -          20,000
Net loss for the six-month period ended
   June 30, 2002.............................            -             -             -        (430,209)          -        (430,209)
Foreign currency translation adjustment......            -             -             -              -            -               -
                                                                                                                       -----------
Total comprehensive loss.....................            -             -             -              -            -        (430,209)
                                                ----------   -----------   -----------    -----------      -------     -----------
Balance at June 30, 2002.....................   24,305,151   $    60,763   $ 3,516,764    $(3,251,684)     $     -     $   325,843
                                                ==========   ===========   ===========    ============     =======     ===========



See accompanying notes to consolidated financial statements

                                 HEMOXYMED, INC.
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Six Months Ended            Period from
                                                                  June 30,                Feb. 22, 1995
                                                         ---------------------------      (inception) to
                                                            2002            2001          Jun. 30, 2002
                                                            ----            ----          ---------------
Operating activities
Net loss                                                 $ (430,209)     $ (169,480)        $ (3,251,484)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ....................        8,856          10,378               61,190
    Issuance of stock for services....................       20,000         105,000              221,500
    Non-cash merger cost..............................            -               -              405,386
    Issuance of stock for interest on loans...........            -               -               20,000
    Services contributed by shareholder ..............            -          20,000               57,500
    Changes is operating assets and liabilities ......
      Prepaids and other current assets ..............       24,974        (228,083)                 (30)
      Accounts payable................................      (14,936)          6,564               70,217
      Accrued compensation and benefits...............      (83,211)          9,430               19,220
      Other accrued liabilities ......................      (95,218)        112,481               61,499
      Income taxes payable ...........................            -            (187)                   -
                                                              -----     ------------        ------------
Net cash used in operating activities ................     (569,744)       (133,897)          (2,335,002)
                                                           ---------    ------------        -------------

Investing activities
Purchases of property and equipment ..................       (6,459)              -              (32,569)
Purchase of patents ..................................            -               -             (158,325)
Other ................................................            -             213              (16,077)
                                                              -----     -----------         -------------
Net cash provided by (used in) investing activities...       (6,459)            213             (206,971)
                                                             -------    -----------         -------------

Financing activities
Proceeds from issuance of common stock, net of
   offering costs ....................................            -             158            2,435,295
Payments of notes payable ............................      (29,250)        131,200              357,065
                                                            --------    -----------         ------------
Net cash provided by (used in) financing activities...      (29,250)        131,358            2,792,360
                                                            --------    -----------         ------------

Effects of exchange rates on cash and cash
   equivalents........................................            -            (561)               3,103
                                                              -----     ------------        ------------
Increase (decrease) in cash and cash equivalents .....     (605,453)          (1765)             253,490
                                                           ---------    ------------        ------------

Cash and cash equivalents at beginning of period......      858,943          23,535                    -
                                                            -------     -----------         ------------
Cash and cash equivalents at end of period............  $   253,490      $   21,170         $    253,490
                                                        =   =======      ==========         ============

Supplemental cash flow information
Interest paid ........................................  $       386      $        -         $      5,934
Non-cash financing activities
Issuance of common stock for consulting fees related
   to common stock financing..........................  $         -      $        -         $     90,000
Issuance of common stock as payment of note payable...  $         -      $        -         $    180,000

See accompanying notes to consolidated financial statements

                                 HEMOXYMED, INC.
                          (a development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1. BUSINESS

     HEMOXymed, Inc. ("HEMOXymed" or the "Company") is a development stage biopharmaceutical company incorporated in February 1995 to conduct research and development aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs. Due to lack of financing, HEMOXymed did not conduct any research and development activities from September 2000 through March 2002. The Company secured a $2.0 million equity financing in November 2001 consisting of approximately $1.4 million in cash and the balance converted to equity from existing debt. These funds allowed the Company to resume limited preclinical development activities in April 2002. The Company is currently seeking additional investment capital to enter Phase I clinical trials in the current year.

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

     The Company has experienced losses since inception and had a working capital balance of $152,983 at June 30, 2002. These circumstances indicate the Company may be unable to continue as a going concern. The November 2001 funding has allowed the Company to resume limited preclinical development activities and to actively pursue additional funding. The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

NOTE 5. SUBSEQUENT EVENTS

     On April 30, 2002 the board of directors passed a resolution to amend the Company's Articles of Incorporation to increase the authorized shares of common stock from 50,000,000 shares to 100,000,000 shares. The Company is required to solicit and obtain the approval of shareholders before the Articles of Incorporation can be amended. As of August 13, 2002, this solicitation has not occurred, and the Company intends to undertake this solicitation in the third quarter of 2002.

NOTE 6. MERGER WITH MOLECULAR GERIATRICS CORP.

On July 31, 2002 the Company and Molecular Geriatrics Corporation (MGC) signed an Agreement and Plan of Merger (the "Merger Agreement") to form a joint venture whereby Hemoxymed will acquire all of MGC's outstanding common stock, options and warrants from MGC holders in exchange for Hemoxymed's issuance and delivery to MGC shareholders, optionholders and warrantholders of approximately 22,800,000 new, unregistered shares of Hemoxymed common stock plus options and warrants to purchase approximately 4,826,000 shares of Hemoxymed common stock. Immediately following the closing of the proposed transaction, Hemoxymed will have approximately 49,442,000 shares of common stock issued and outstanding plus options and warrants to purchase approximately 5,625,000 shares of common stock, issued and outstanding, of which Hemoxymed and MGC holders will each own approximately 50%, on a fully diluted basis. The Merger Agreement further states that the management team and Board of Directors of MGC will be in control of the merged company. The proposed transaction is expected to be tax-free to the shareholders of both companies. The closing of the proposed transaction is subject to customary conditions, including the approval of the shareholders of MGC, and is expected to be completed by the end of August 2002.

On July 31, 2002 the Company signed a separation agreement (the "Separation Agreement") with the Company's former President and with the Company's former Chief Financial Officer, under which the Company issued warrants to purchase an aggregate of 1,562,258 shares of the Company's common stock to the former President, the former Chief Financial Officer and certain other shareholders. Under the terms of this agreement, the Company's former President resigned from the Board of Directors.



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

     Hemoxymed has had a limited operating history, a history of operating losses and expects to generate operating losses for the foreseeable future. As of June 30, 2002, Hemoxymed's accumulated deficit was $3,251,484. Hemoxymed anticipates that it will continue to incur significant losses until successful commercialization of its technology generates sufficient net revenues to cover all costs of operation.

RESULTS OF OPERATIONS

RESEARCH AND DEVELOPMENT

     In the six-month period ended June 30, 2002, the Company resumed limited preclinical development activity. Research and development expenses in the three-month period and the six-month period ended June 30, 2002 were $55,654. Due to lack of financing, there was no research and development activity in the three-month period or the six-month period ended June 30, 2001.

GENERAL AND ADMINISTRATION

     General and administration expenses consist primarily of personnel, legal and accounting, amortization of patents and patent maintenance costs. General and administration expenses in the three-month period ended June 30, 2002 increased by 94% or $102,292 over the corresponding period in year 2001, from $108,903 to $211,195. General and administration expenses in the six-month period ended June 30, 2002 increased by 115% or $196,730 over the corresponding period in year 2001, from $171,286 to $368,016. This increase was primarily due to increased salary and facility costs in the six-month period ended June 30, 2002.

INTEREST AND OTHER (INCOME) EXPENSE

     There was no interest expense in the three-month period ended June 30, 2002, compared to an interest expense of $471 in the corresponding period in year 2001, due to decreased loan balances. Interest expense in the six-month period ended June 30, 2002 decreased by $888 over the corresponding period in year 2001, from $1,234 to $346 due to decreased loan balances. Interest income in the three-month period ended June 30, 2002 was $589, compared to no interest income in the corresponding period in year 2001, due to increased cash balances. Interest income in the six-month period ended June 30, 2002 increased by $3,765 over the corresponding period in year 2001, from $2 to $3,767 due to increased cash balances. Other (income) expense includes foreign currency transaction gains and losses. Hemoxymed currently does not hedge foreign exchange transaction exposures. To the extent the Company has assets and liabilities denominated in foreign currencies that are not hedged, the Company is subject to foreign currency gains and losses.

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

     If we are successful in raising investment in 2002, we intend to begin a combined Phase I-II clinical trial in France within 6 months of the financing. In Phase II of this initial clinical trial, we intend to include patients with one type of disease, such as arteriosclerosis. This clinical trial is designed to see if we can prove the efficacy of our technology on humans. If these clinical results are favorable, we intend to advance to Phase III clinical trials in France for that disease. We also intend to begin additional Phase I-II clinical trials involving other diseases such as Chronic Heart Failure. We intend to conduct these additional Phase I-II clinical trials in the United States, Europe and Japan. Beginning the initial Phase III clinical trial and additional Phase I-II clinical trials will take significant capital investment. We estimate we will require financing of approximately $24 million over a five-year period.

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

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2002, our cash and cash equivalents were $253,490 and were invested in money market instruments. As stated above in our Plan of Operations, we require a minimum capital investment of $1 million to commence a Phase I-II clinical trial in France. We believe we have enough cash to continue our current operations into year 2003. Our current operations consist of limited pre-clinical activities in France and investment capital raising activities in the United States and Europe.

SUBSEQUENT EVENT

     On July 31, 2002 the Company and Molecular Geriatrics Corporation (MGC) signed an Agreement and Plan of Merger (the "Merger Agreement") to form a joint venture whereby Hemoxymed will acquire all of MGC's outstanding common stock, options and warrants from MGC holders in exchange for Hemoxymed's issuance and delivery to MGC shareholders, optionholders and warrantholders of approximately 22,800,000 new, unregistered shares of Hemoxymed common stock plus options and warrants to purchase approximately 4,826,000 shares of Hemoxymed common stock. Immediately following the closing of the proposed transaction, Hemoxymed will have approximately 49,442,000 shares of common stock issued and outstanding plus options and warrants to purchase approximately 5,625,000 shares of common stock, issued and outstanding, of which Hemoxymed and MGC holders will each own approximately 50%, on a fully diluted basis. The Merger Agreement further states that the management team and Board of Directors of MGC will be in control of the merged company. The proposed transaction is expected to be tax-free to the shareholders of both companies. The closing of the proposed transaction is subject to customary conditions, including the approval of the shareholders of MGC, and is expected to be completed during the 3rd quarter of 2002.

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


                                          HEMOXYMED, INC.



Date: August 14, 2002                     By:  /s/ Joshua D. Schein
                                                  --------------------

                                          Joshua D. Schein
                                          Corporate Secretary
                                          (Principal Accounting and Financial
                                          Officer and Duly Authorized Officer)