Form 10QSB/A
period 2002-06-30
HEMOXYMED INC
filed 2002-09-10
CIK 872947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                              Ammendment Number 1

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

          99 - CertificationPursuant to Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HEMOXYMED, INC.



Date: September 10, 2002                  By:  /s/ Joshua D. Schein
                                                  --------------------

                                          Joshua D. Schein
                                          Interim Principal Accounting and
                                          Financial Officer and Duly
                                          Authorized Officer