Form 10QSB
period 2002-09-30
HEMOXYMED INC
filed 2002-11-19
CIK 872947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 30, 2002

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 001-13835

                                 HEMOXYMED, INC.
             (Exact name of Registrant as specified in its Charter)

                DELAWARE                                  39-1661164
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

             50 Lakeview Parkway, Suite 111, Vernon Hills, IL 60061
              (Address of Principal Executive Offices and Zip Code)

                                 (847) 573-8000
              (Registrant's Telephone Number, Including Area Code)

               420 Lexington Avenue, Suite 300, New York, NY 10170 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $0.0025 par value
- 47,701,098 shares outstanding as of November 12, 2002. Transitional small business disclosure format: Yes |_| No |X|

                                 HEMOXYMED, INC.
                          (a development stage company)
                         QUARTERLY REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1- Financial Statements (Unaudited)
      Consolidated Balance Sheets .............................................2
      Consolidated Statements of Operations....................................3
      Consolidated Statements of Cash Flows....................................4
      Notes to Consolidated Financial Statements...............................5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................8

Item 3 - Controls and Procedures..............................................10

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings....................................................11
Item 2 - Changes in Securities................................................11
Item 3 - Defaults Upon Senior Securities......................................11
Item 4 - Submission of Matters to a Vote of Security Holders..................11
Item 5 - Other Information....................................................11
Item 6 - Exhibits and Reports on Form 8-K.....................................11

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 HEMOXYMED, INC.
                          (a development stage company)
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                     September 30,     December 31,
                                                                                         2002             2001
Assets
Current assets:
   Cash and cash equivalents ...................................................     $    357,966      $     43,772
   Receivables .................................................................            8,840             2,460
   Prepaids and other current assets ...........................................              641                --
                                                                                     ------------      ------------
      Total current assets .....................................................          367,447            46,232
                                                                                     ------------      ------------

Property and equipment:
   Furniture and equipment .....................................................        2,064,005         2,064,005
   Accumulated depreciation ....................................................       (2,047,873)       (2,035,994)
                                                                                     ------------      ------------
      Net property and equipment ...............................................           16,132            28,011
                                                                                     ------------      ------------

Other assets:
   Deposits ....................................................................           20,738            14,718
   Intangible assets, net ......................................................           33,699                --
                                                                                     ------------      ------------
      Total other assets .......................................................           54,437            14,718
                                                                                     ------------      ------------

          Total assets .........................................................     $    438,016      $     88,961
                                                                                     ============      ============

Liabilities and stockholders' equity (deficit)
Current liabilities:
   Accounts payable ............................................................     $    196,617      $    334,015
   Loans payable ...............................................................          661,470           115,000
   Employees accrued and withheld taxes ........................................            7,728             6,008
   Accrued expenses ............................................................          669,292           436,365
                                                                                     ------------      ------------
      Total current liabilities ................................................        1,535,107           891,388
                                                                                     ------------      ------------

Stockholders' equity (deficit):
   Common Stock par value $0.0025 (50,000,000 shares authorized                           119,253            38,651
      on September 30, 2002 and December 31, 2001. 47,701,098
      and 15,460,285 shares issued and outstanding on September 30, 2002 and December 31, 2001, respectively)
   Treasury Stock, at cost .....................................................          (10,614)               --
   Additional paid in capital ..................................................       30,943,622        28,719,705
   Deficit accumulated during the development stage ............................      (32,149,352)      (29,560,783)
                                                                                     ------------      ------------
   Total stockholders' deficit .................................................       (1,097,091)         (802,427)
                                                                                     ------------      ------------

          Total liabilities and stockholders' equity (deficit) .................     $    438,016      $     88,961
                                                                                     ============      ============

          See accompanying notes to consolidated financial statements.

                                 HEMOXYMED, INC.
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended           Nine Months Ended            Period from
                                                       September 30,                September 30,             Mar 14 1992,
                                               ---------------------------   ---------------------------     (inception) to
                                                    2002          2001           2002            2001        Sept. 30, 2002
                                                    ----          ----           ----            ----        --------------
Grant revenues .............................   $         --    $        --   $         --    $        --      $    500,000
Research reimbursements ....................             --             --             --             --           669,022

Operating expenses:
   Research and development ................        270,613        291,155      1,448,250        935,378        21,639,935
   General and administrative ..............        530,783        138,037      1,078,218        643,077         8,884,124
   Loss on impairment of intangible assets .             --             --             --             --       411,016
   Net writedown of leasehold improvements .             --             --             --             --           497,979
                                               ------------    -----------   ------------    -----------      ------------
       Total operating expenses ............        801,396        429,192      2,526,468      1,578,455        31,433,054
                                               ------------    -----------   ------------    -----------      ------------

Operating loss .............................       (801,396)      (429,192)    (2,526,468)    (1,578,455)      (30,264,032)
                                               ------------    -----------   ------------    -----------      ------------

Other (income) expense:
   Interest expense ........................            991        104,712         62,101        421,212           894,744
   Interest income .........................             --         (1,579)            --         (8,237)         (704,251)
   Other (income) expense ..................             --             --             --             --         1,694,827
                                               ------------    -----------   ------------    -----------      ------------
      Total other (income) expense .........            991        103,133         62,101        412,975         1,885,320
                                               ------------    -----------   ------------    -----------      ------------

Net loss ...................................   $   (802,387)   $  (532,325)  $ (2,588,569)   $(1,991,430)     $(32,149,352)
                                               ============    ===========   ============    ===========      ============

Basic & diluted:
   Net loss per share ......................   $      (0.03)   $     (0.19)  $      (0.12)   $     (0.71)     $      (5.92)

   Weighted average shares .................     30,913,037      2,798,384     22,486,847      2,798,384         5,426,592

          See accompanying notes to consolidated financial statements

                                 HEMOXYMED, INC.
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     Nine Months Ended              Period from
                                                                                        September 30,              Mar. 14, 1992
                                                                             --------------------------------     (inception) to
                                                                                 2002                 2001        Sept. 30, 2002
                                                                                 ----                 ----        --------------
Operating activities
Net loss ...........................................................         $(2,588,569)         $(1,991,430)     $(32,149,352)
Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization ..................................              12,834               33,840         2,533,920
   Non-cash expense for equity compensation ........................             544,112              159,587         1,036,924
    Issuance of stock for services .................................             737,595                   --           737,595
   Non-cash expense for beneficial conversion of debt
                                                                                  44,273              210,182           274,072
   Non-cash expense for induced conversion of debt
                                                                                      --                   --         1,631,107
   Other non-cash expenses .........................................                  --                   --         2,531,888
    Changes in assets and liabilities:
      Restricted cash ..............................................                  --              250,800                --
      Receivables ..................................................              (6,380)               1,800            (8,840)
      Prepaids and other assets ....................................                (518)              (1,491)             (518)
      Accounts payable .............................................            (137,398)             249,718           293,221
      Other accrued expenses .......................................             213,268              292,057           889,939
                                                                             -----------          -----------      ------------
Net cash used in operating activities ..............................          (1,180,783)            (794,937)      (22,230,044)
                                                                             -----------          -----------      ------------

Investing activities
Purchases of property and equipment ................................                  --               (1,507)       (3,952,784)
Acquisition, net of cash acquired ..................................             (12,079)                  --          (351,908)
                                                                             -----------          -----------      ------------
Net cash used in investing activities ..............................             (12,079)              (1,507)       (4,304,692)
                                                                             -----------          -----------      ------------

Financing activities
Proceeds from issuance of promissory loans .........................             905,000              887,500         2,869,500
Proceeds from issuance of shares of stock ..........................             561,200                   --        23,862,346
Repurchase of shares of common stock ...............................             (10,614)                  --           (10,614)
Net proceeds of notes payable ......................................              51,470             (250,800)          171,470
                                                                             -----------          -----------      ------------
Net cash provided by financing activities ..........................           1,507,056              636,700        26,892,702
                                                                             -----------          -----------      ------------

Increase (decrease) in cash and cash equivalents ...................             314,194             (159,744)          357,966
                                                                             -----------          -----------      ------------

Cash and cash equivalents at beginning of period ...................              43,772              186,059                --
                                                                             -----------          -----------      ------------
Cash and cash equivalents at end of period .........................         $   357,966          $    26,315      $    357,966
                                                                             ===========          ===========      ============

Supplemental cash flow information
Interest paid ......................................................         $        --          $       738      $     37,231
Non-cash financing activities
Issuance of common stock fund raising for services
                                                                             $        --          $        --      $  6,473,402

          See accompanying notes to consolidated financial statements

                                 HEMOXYMED, INC.
                          (a development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BUSINESS

      Hemoxymed, Inc. ("Hemoxymed" or the "Company") is a development stage biopharmaceutical company with two wholly-owned operating subsidiaries. One of the wholly owned operating subsidiaries is Molecular Geriatrics Corporation, ("MGC") a development stage biopharmaceutical company incorporated in November 1991 to develop diagnostics to detect, and therapeutics to treat, Alzheimer's disease. The other wholly owned operating subsidiary is Hemoxymed Europe, SAS. Hemoxymed, through its subsidiary Hemoxymed Europe, SAS, is a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs.

      On September 10, 2002, a subsidiary of Hemoxymed entered into an Agreement and Plan of Merger (the "Merger Agreement") to form a joint venture whereby a subsidiary of Hemoxymed acquired all of MGC's outstanding common stock, options and warrants from MGC holders in exchange for Hemoxymed's issuance and delivery to MGC shareholders, optionholders and warrantholders of approximately 22,800,000 new, unregistered shares of Hemoxymed common stock plus options and warrants to purchase approximately 4,830,000 shares of Hemoxymed common stock. Immediately following the closing, Hemoxymed had approximately 47,700,000 shares of common stock issued and outstanding plus options and warrants to purchase approximately 7,400,000 shares of common stock, issued and outstanding, of which Hemoxymed and MGC holders each own approximately 50%, on a fully diluted basis. The Merger Agreement further provides that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies.

      This transaction has been accounted for as a reverse merger. MGC is continuing as the primary operating entity under the Hemoxymed name, and its historical financial statements have replaced those of Hemoxymed.

      The Company is subject to risks and uncertainties common to small cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations. The Company is currently attempting to secure funding to advance its various programs, including clinical development of its most advanced programs. In the event that the Company is not able to secure adequate financing, it may not be able to continue its operations.

NOTE 2. BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Hemoxymed, Inc. and its wholly-owned subsidiaries. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements of Hemoxymed contained in Hemoxymed's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

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

      The Company has experienced losses since inception and had a negative working capital balance at September 30, 2002. These circumstances indicate the Company may be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 3. NET LOSS PER SHARE

      Net loss per share is computed based upon the weighted average number of common shares outstanding during the period as if the exchange of common shares in the merger between Hemoxymed and MGC was in effect at the beginning of both periods presented with additional shares of Hemoxymed shareholders included as of the September 10, 2002 merger date. Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss, as the effect of such securities would be anti-dilutive.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the FASB issued Statement No. 141, Business Combinations (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The merger between MGC and Hemoxymed was accounted for in accordance with SFAS No. 141 and SFAS No. 142.

      In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). The Statement supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and APB. Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for segments of a business to be disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 relating to the recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. This Statement is effective for fiscal years beginning after December 15, 2001. This new accounting standard did not have a material impact on the consolidated financial position or results of operations of the Company.

      In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement no. 13, and Technical Corrections, was issued. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption related to the provisions of the rescission of SFAS No. 4 encouraged. The Company does not believe that the adoption of SFAS No. 145 will have a material effect on its consolidated financial statements.

      In July 2002, SFAS No. 146, Accounting for Costs Associated with an Exit or Disposal Activity, which supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), was issued. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a company record a liability when that liability is incurred and can be measured at a fair value. Incurred is defined as when an event obligates the entity to transfer or use assets. The recognition of termination benefits to employees will depend on whether additional service is required of the employee. If the employee must continue to provide service for a period of at least a minimum of sixty days in order to be eligible for the benefits (called a "minimum retention period"), the fair value of the benefits should be accrued over the time the employee renders the service. If future service beyond a minimum retention period is not required, the liability for the fair value of the benefits should be recognized at the time the company communicates the arrangement to the employees. The Company plans to adopt SFAS No. 146 on January 1, 2003. The Company does not believe that the adoption of SFAS No. 146 will have a material effect on its consolidated financial statements.

NOTE 5. MERGER WITH MOLECULAR GERIATRICS CORPORATION

      On September 10, 2002 the Company and Molecular Geriatrics Corporation
(MGC) closed an Agreement and Plan of Merger (the "Merger Agreement") to form a joint venture whereby a subsidiary of Hemoxymed acquired all of MGC's outstanding common stock, options and warrants from MGC holders in exchange for Hemoxymed's issuance and delivery to MGC shareholders, optionholders and warrantholders of approximately 22,800,000 new, unregistered shares of Hemoxymed common stock plus options and warrants to purchase approximately 4,830,000 shares of Hemoxymed common stock. Immediately following the closing, Hemoxymed had approximately 47,700,000 shares of common stock issued and outstanding plus options and warrants to purchase approximately 7,400,000 shares of common stock, issued and outstanding, of which Hemoxymed and MGC holders each own approximately 50%, on a fully diluted basis. The Merger Agreement further provides that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies. The merger was structured as a strategic alliance of two equal companies to maximize the value of the two companies by combining the technology and research programs under the direction of one management team. The reverse acquisition of MGC by a subsidiary of Hemoxymed was treated for accounting purposes as MGC having purchased Hemoxymed using the purchase method of accounting. The excess purchase price over the net Hemoxymed assets acquired on September 10, 2002, the date of the merger, was $34,653. This amount was allocated to patents. The amount allocated to the Hemoxymed patents will be amortized over the remaining effective life of the patents. Allocation of the purchase price is preliminary and may change. The pro forma results of operations data for the three and nine months ended September 30, 2002 and 2001, as if the merger had occurred on January 1, 2001 appear below:

--------------------------------------------------------------------------------------------------
                         Three months                           Nine months
                            ended                                 ended
                         September 30                          September 30
--------------------------------------------------------------------------------------------------
                            2002                2001              2002                2001
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Net Loss                 ($1,109,076)       ($1,258,123)       ($3,325,467)       ($2,947,732)
--------------------------------------------------------------------------------------------------
Net Loss per share            ($0.02)            ($0.05)            ($0.06)            ($0.11)
--------------------------------------------------------------------------------------------------

NOTE 6. COLLABORATION AGREEMENT

      The Company has exclusive licensing and collaboration agreements with Albert Einstein College of Medicine ("AECOM") for its Alzheimer's technology. These agreements call for a variety of payments to be made by the Company to AECOM, including laboratory funding and licensing payments. In March 2002, the Company and AECOM renegotiated various terms of these agreements, including reducing and restructuring current and future payments to AECOM in exchange for 1,666,667 shares of Common Stock. The amended agreement has a minimum funding requirement to be met during the fourth quarter of 2002. Management anticipates that this minimum funding requirement will be met.

NOTE 7. BORROWINGS

      At September 30, 2002, Hemoxymed had raised $610,000 in a current bridge financing by issuing promissory loans convertible into common stock. These promissory loans accrue interest at an annual rate of 6% and have an automatic conversion feature based on a future minimum financing. The conversion rate is based on 50% of the per share price of the future financing.

NOTE 8. SUBSEQUENT EVENTS

      On April 30, 2002 the board of directors passed a resolution to amend the Company's Articles of Incorporation to increase the authorized shares of common stock from 50,000,000 shares to 100,000,000 shares. The Company is required to solicit and obtain the approval of shareholders before the Articles of Incorporation can be amended. As of November 12, 2002, this solicitation has not occurred, and the Company intends to undertake this solicitation no later than January 2003. The Company currently has approximately 47,700,000 common shares issued and outstanding and needs to increase the number of common shares authorized in order to i)permit the exercise of outstanding options and warrants; ii) convert the outstanding loans to common stock; and iii) raise funds by issuing shares of stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.

OVERVIEW

      Hemoxymed is a development stage biopharmaceutical company with two wholly-owned operating subsidiaries. One of the wholly-owned operating subsidiaries is Molecular Geriatrics Corporation, ("MGC") a development stage biopharmaceutical company incorporated in November 1991 to develop diagnostics to detect, and therapeutics to treat, Alzheimer's disease. On September 10, 2002, MGC merged with Hemoxymed, Inc. The other wholly owned operating subsidiary is Hemoxymed Europe, SAS. Hemoxymed is a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs.

      Hemoxymed has had a limited operating history characterized by operating losses, and expects to generate operating losses for the foreseeable future. As of September 30, 2002, Hemoxymed's accumulated deficit was approximately $32,000,000. Hemoxymed anticipates that it will continue to incur significant losses until successful commercialization of its technology generates sufficient net revenues to cover all of the costs of its operation.

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

RESEARCH AND DEVELOPMENT

      Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, collaborator and scientific consultant expenses, patent costs, and laboratory supplies. Research and development expenses in the three-month period ended September 30, 2002 decreased 7% or $20,542 from the corresponding period in 2001, from $291,155 to $270,613. This decrease was primarily due to a reduction in outside project and collaborator expenses and reduced depreciation on laboratory equipment and laboratory leaseholds. Research and development expenses in the nine-month period ended September 30, 2002 increased 55% or $512,872 over the corresponding period in 2001, from $935,378 to $1,448,250. This increase was primarily due to increased collaborator costs, scientific consultant costs, patent costs and non cash compensation costs for shares of stock issued to scientific consultants during the first six months of 2002, which were partially offset by a decrease in temporary lab help and depreciation on laboratory equipment and laboratory leaseholds during the third quarter of 2002.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses in the three-month period ended September 30, 2002 increased 285% or $392,746 from the corresponding period in year 2001, from $138,037 to $530,783. The increase was primarily due to an increase in non-cash compensation in the form of options issued to employees and board members and other non-cash equity transactions. General and administrative expenses in the nine-month period ended September 30, 2002 increased 68% or $435,141 from the corresponding period in year 2001, from $643,077 to $1,078,218. This increase was primarily due to an increase in non-cash compensation in the form of shares of stock issued to employees and board members and non-cash compensation in the form of options issued to employees and board members and other non-cash equity transactions, which was partially offset by a decrease in legal and accounting fees in the nine-month period ended September 30, 2002.


INTEREST AND OTHER (INCOME) EXPENSE

      Interest expense in the three-month period ended September 30, 2002 decreased by $103,721 compared to the corresponding period in 2001, from $104,712 to $991. This decrease was primarily due to the conversion of convertible interest bearing debt in November 2001. Interest expense in the nine-month period ended September 30, 2002 decreased by $359,111 from the corresponding period in year 2001, from $421,212 to $62,101. This decrease was primarily due to the conversion of convertible interest bearing debt in November 2001. The Company had no interest income in the three-month period ended September 30, 2002 and had $1,579 in the corresponding period in 2001. The Company had no interest income in the nine-month period ended September 30, 2002 and had $8,237 in the corresponding period in 2001. The Company had no other income or expense during the three-month and nine-month periods ended September 30, 2002 and 2001.

      Hemoxymed currently does not hedge foreign exchange transaction exposures. The Company's assets and liabilities denominated in foreign currencies are immaterial.

PLAN OF OPERATIONS

      The Company is currently attempting to raise between $3 million and $10 million in investment capital to fund the development of its technology, including the clinical development of its most advanced products. Efforts to raise investment capital consist of:

      o     presenting Hemoxymed as an investment opportunity to:

            o     angel investors and angel investor groups

            o     small and large venture capital firms

            o     other investment groups

      o seeking government investment and/or collaboration in both the United States and France

      o seeking strategic corporate alliances or joint ventures with larger biotechnology and pharmaceutical companies who have programs and products that may benefit from such arrangements

      If we are successful in raising funds as described above, we intend to begin a combined Phase I-IIA clinical trial in France for our tissue oxygenation program. In Phase II of this initial clinical trial, we intend to include patients with one type of disease, such as peripheral vascular disease. This clinical trial is designed to see if we can achieve the proof of concept of our technology in humans. If these clinical results are favorable, we intend to explore our options, including seeking a partner or continuing to advance the clinical development of the oxygenation on our own. In addition, we intend to conduct the pivotal clinical trial in the U.S. for our cerebral spinal fluid
(CSF) diagnostic to detect Alzheimer's disease. Beginning the clinical trials as well as continuing our other research and development programs will take significant capital investment. We estimate we will require financing of approximately $10 million over a two-year period to address all of the needs of our programs.

      We do not expect significant revenues from our various technologies for at least two years after raising our next round of financing. There can be no assurance that we will raise the minimum investment capital in 2002 and 2003 or that adequate funds on acceptable terms will be available in the future when we need them. If at any time we are unable to obtain sufficient additional investment capital, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2002, our cash and cash equivalents were $357,966. As stated above in our Plan of Operations, we require a minimum capital investment of $3 million to fund day-to-day operations through 2003. Our current operations consist of continuation of our development of our Alzheimer's programs, limited pre-clinical activities for our tissue oxygenation programs in France and investment capital raising activities in the United States and Europe. We will need to raise significantly more than the $3 million to advance the clinical development of our technologies. The Company's current cash inflows are through investor funding, primarily equity investments and convertible debt investments. The Company's current cash outflows are primarily expenditures for research and development activities and management and overhead costs.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Hemoxymed's disclosure controls and procedures (as defined in section13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of Hemoxymed's Chief Executive Officer and Chief Financial Officer and several other members of Hemoxymed's senior management within the 90-day period preceding the filing date of this quarterly report. Hemoxymed's Chief Executive Officer and Chief Financial Officer concluded that Hemoxymed's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by Hemoxymed in the reports it files or submits under the Act is
(i) accumulated and communicated to Hemoxymed's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: In the quarter ended September 30, 2002, Hemoxymed did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. Management of MGC was responsible for the internal controls of Hemoxymed, Inc. as of the merger date, September 10, 2002.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Hemoyxmed, Inc. did not submit any matters to a vote of security holders during the quarter ended September 30, 2002. Molecular Geriatrics Corporation did submit the approval of the merger with Hemoxymed, Inc. to a vote of security holders during the quarter ended September 30, 2002.

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

               Number               Exhibit
               ------               -------
               99.1                 Certification by Chief Executive Officer

               99.2                 Certification by Chief Financial Officer

(b)   Reports on Form 8-K

      On September 23, 2002, we filed a report on Form 8-K to disclose that on September 10, 2002, Hemoxymed established a strategic alliance through the closing of a merger transaction with Molecular Geriatrics Corporation ("MGC"), previously announced on August 1, 2002. Hemoxymed acquired MGC by means of a reverse triangular merger, where a newly created subsidiary of Hemoxymed formed specifically for the purpose of the transaction merged with and into MGC, as a result of which MGC is now a wholly-owned subsidiary of Hemoxymed.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HEMOXYMED, INC.

Dated: November 18, 2002


                                                 By: /s/ DAVID ELLISON
                                                     -----------------------
                                                 Chief Financial Officer
                                                 (Principal Accounting
                                                 and Financial Officer)

In connection with the Quarterly Report of Hemoxymed, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned each hereby certifies, pursuant to 18 U.S.C ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that: (i) the Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 18, 2002


                                                  /s/  BRUCE N. BARRON
                                                  --------------------
                                                  Bruce N. Barron
                                                  Chief Executive Officer


                                                  /s/  DAVID ELLISON
                                                  ------------------
                                                  David Ellison
                                                  Chief Financial Officer
                                                  (Principal Accounting
                                                  and  Financial Officer)