Form 10KSB
period 2002-12-31
HEMOXYMED INC
filed 2003-03-31
CIK 872947

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended December 31, 2002
                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

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

             50 Lakeview Parkway, Suite 111, Vernon Hills, IL 60061
             ------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0

As of March 14, 2003, the aggregate market value of voting common equity held by non-affiliates of the Registrant (29,503,279 shares) was approximately $7,375,820. The aggregate market value was computed by reference to the "Close" price of such common equity as of that date.

As of March 14, 2003, the Registrant had 47,701,098 shares of Common Stock issued and outstanding.

                                      INDEX

                                                                                                  Page
                                                                                                  ----
PART I
    Item 1.  Description of business ............................................................     1
    Item 2.  Description of property ............................................................    19
    Item 3.  Legal proceedings ..................................................................    20
    Item 4.  Submission of matters to a vote of security holders ................................    20

PART II
    Item 5.  Market for common equity and related stockholder matters ...........................    20
    Item 6.  Management's discussion and analysis or plan of operation ..........................    21
    Item 7.  Financial statements ...............................................................    30
    Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure    50

PART III
    Item 9.  Directors, executive officers, promoters and control persons; compliance with
             section 16(a) of the exchange act ..................................................    50
    Item 10. Executive compensation .............................................................    52
    Item 11. Security ownership of certain beneficial owners and management .....................    55
    Item 12. Certain relationships and related transactions .....................................    55
    Item 13. Exhibits and reports on form 8-K ...................................................    56
    Item 14. Controls and procedures ............................................................    58

SIGNATURES                                                                                           60
CERTIFICATIONS                                                                                       61

                                     PART I


     This Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including those listed below under the heading "Item
1. Risk factors related to our business". The Company's actual results may differ significantly from the results projected in the forward-looking statements. The Company assumes no obligation to update forward-looking statements.

     As used in this Form 10-KSB, references to "Hemoxymed," the "Company," the "Registrant," "we," or "us" refer to Hemoxymed, Inc. unless the context otherwise indicates.

Item 1. Description of business

Merger of Hemoxymed, Inc. and Molecular Geriatrics Corporation

     On September 10, 2002, Hemoxymed established a strategic alliance through the closing of its merger (the "Merger") with Molecular Geriatrics Corporation ("MGC"). Under the terms of the Merger, Hemoxymed acquired all of MGC's outstanding common stock, options and warrants from MGC holders in exchange for Hemoxymed's issuance and delivery to MGC shareholders, optionholders and warrantholders of approximately 22,800,000 new, unregistered shares of Hemoxymed common stock plus options and warrants to purchase approximately 4,830,000 shares of Hemoxymed common stock. Immediately following the closing, Hemoxymed had approximately 47,700,000 shares of common stock issued and outstanding plus options and warrants to purchase approximately 7,400,000 shares of common stock, of which Hemoxymed and MGC holders each own approximately 50%, on a fully diluted basis. The Merger Agreement further provided that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies.

     This transaction has been accounted for as a reverse merger. For financial reporting purposes, MGC is continuing as the primary operating entity under the Hemoxymed name, and its historical financial statements have replaced those of Hemoxymed.

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

General

     Hemoxymed, Inc. (Hemoxymed" or the "Company") is a development stage biopharmaceutical company with two wholly-owned operating subsidiaries. One of the wholly-owned operating subsidiaries is Molecular Geriatrics Corporation ("MGC"), a development state biopharmaceutical company incorporated in November 1991 to develop diagnostics to detect, and therapeutics to treat, Alzheimer's disease.

     The other wholly-owned operating subsidiary is Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs.

     MGC's primary technologies are held under an exclusive license from the Albert Einstein College of Medicine ("AECOM") and are the result of work performed in the lab of the Company's founding scientist, Dr. Peter Davies, at AECOM.

     Since its inception, Hemoxymed has acquired the exclusive worldwide licenses to this novel technology, advanced the development of its therapeutic process, HEMOXygenation, and has positioned itself to enter Phase IIA clinical trials.

     The  scientific   founders,   at  the  French  National  Blood  Transfusion
Foundation (Foundation National de Transfusion Sanguinaire, "FNTS") in the Regional Blood Transfusion Center of Tours, France, developed the technological basis for Hemoxymed, with assistance from the Max-Planck Institute in Mulheim, Germany. The initial premise of their work was to investigate the use of red blood cells as drug delivery carriers. A significant focus of these initial efforts was HEMOXygenation - Oxygen Release Modification through the use of red blood cells. The founders completed the preclinical development on the process. The funding for this initial work came from the Republic of France and the European Union, which invested approximately $8 million in direct costs in the program. However, due to programmatic changes at the FNTS, funding for the Regional Blood Transfusion Center was suspended and all research programs interrupted.

Alzheimer's disease background

     Alzheimer's disease ("AD") is an intractable, chronic and progressively incapacitating disease characterized by the degeneration and death of several types of neurons in certain regions of the brain. Patients affected by the disease initially suffer loss of memory, then a decline of intellectual abilities severe enough to interfere with work and activities of daily living, followed by severe dementia and, finally, death. This illness, currently affecting an estimated four million people in the United States, and approximately ten million people worldwide, is a leading cause of death behind cardiovascular disease and cancer. While the disease is most common in the elderly, affecting nearly 10% of people 65 years of age and older, it has been diagnosed in patients in their 40's and 50's.

     Alzheimer's disease was first described in 1907 by Dr. Alois Alzheimer, a German psychiatrist who discovered large numbers of unusual microscopic deposits in the brain of a demented patient upon autopsy. These deposits, called amyloid plaques and neurofibrillary tangles, are highly insoluble protein aggregates that form in the brains of AD patients in particular regions, including those involved with memory and cognition. Generally, amyloid plaque is deposited on the surface of neurons, whereas neurofibrillary tangles are formed within neurons. The plaques and tangles are associated with degeneration and loss of neurons. The actual loss of neurons, as well as the impaired function of surviving neurons, are generally believed to be the key neuropathological contributors to the memory loss and dementia that characterizes Alzheimer's disease.

     MGC's core technology in the AD field is based on an exclusive license with Albert Einstein College of Medicine ("AECOM"). According to pioneering research by MGC's founding scientist, Peter Davies, Ph.D. of AECOM, AD is caused by a group of proteins called Alzheimer's Disease Associated Proteins ("ADAP") which are involved in the formation of neurofibrillary tangles within neurons (nerve cells). This research has determined that the major protein in ADAP is an abnormal form of a protein called tau that normally serves to stabilize microtubules, the transit system in nerve cells that direct molecules to their destinations. Excessive phosphorylation of tau (addition of one or more phosphate groups, which are compounds of phosphorous and oxygen, to a molecule) prevents it from stabilizing microtubules, thereby causing the breakdown of the transit system of the nerve cell. This internal neuronal damage leads to the development of the paired helical filaments and neurofibrillary tangles which are contributing factors to the eventual death of the neurons in AD patients. ADAP contains tau in this abnormally phosphorylated form and is the building block for the paired helical filaments and the neurofibrillary tangles (NFT's) one of the hallmark pathologies associated with AD. There is a high correlation among the presence of ADAP, NFT's and AD. ADAP, thusly, represents an early abnormality in the AD disease process.

Oxygenation background

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

     The process of HEMOXygenation improves delivery of oxygen to the tissues and addresses the clinical needs dependent upon improved oxygenation. The core of the HEMOXygenation process consists of a machine - the HEMOXygenator - and an oxygen release enhancer - ORMin.

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

Description of products being developed

Diagnostics to detect Alzheimer's disease

     The Company is currently focusing its efforts on the commercialization of its cerebrospinal fluid ("CSF") diagnostic to detect AD. The Company's approach to diagnosing AD revolves around the detection, in CSF, of an abnormally phosphorylated protein called tau ("phosphotau"). Peter Davies, Ph.D., the Company's founding scientist, has been a pioneer in conducting research in the area of tau pathology and its relationship to AD. His work at Albert Einstein College of Medicine ("AECOM"), the licensor of the Company's core technology, has contributed to the scientific understanding that phosphotau leads to the formation of neurofibrillary tangles, one of the hallmark pathologies associated with AD.

     Alzheimer's disease, at present, can be conclusively diagnosed only by histological examination of the brain by biopsy or autopsy. The diagnosis of patients suspected of having AD is therefore typically made through a process of elimination, by conducting neurological and psychiatric examinations, extensive laboratory tests and a brain scan to rule out other conditions (such as stroke, brain tumor, or depression) with similar symptoms. The definitive AD predictive accuracy of such exams is generally in the range of 75-80%, however, some AD centers claim accuracy of diagnosing AD in the range of 85% of the cases they see. Costs to patients for such testing currently runs anywhere from $1,000 - $4,000. A simple, predictive, accurate and cost effective diagnostic assay would therefore meet a tremendous medical need.

     In order to meet this need, the Company has completed the development of a diagnostic assay utilizing CSF. To date, the Company has completed numerous studies comprising in excess of 1,300 CSF samples utilizing this assay. These studies were designed to test the assay's ability to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls. These studies have shown the ability of the assay to correctly identify the patients diagnosed with AD with an overall sensitivity and specificity in the 85% to 95% range. The studies have been published, or have been submitted for publication, in peer reviewed scientific journals such as Neuroscience Letters, Archives of Neurology, and American Journal of Psychiatry.
In  addition,   a  study  was  completed  addressing  the
relationship between phosphotau levels in CSF and natural AD progression. The Company has shown with its assay that phosphotau concentrations in CSF declined over time during the clinical course of AD and correlate well with the degree of cognitive impairment. A synopsis of the study has been published in Annals of Neurology.

     These data suggest that the phosphotau assay may represent an excellent biochemical marker for AD. It detects a characteristic feature of pathophysiology, may allow one to track disease progression, and accurately discriminates between AD patients and neurological controls. Pharmaceutical companies have expressed interest in utilizing the Company's CSF phosphotau assay as a biomarker in the clinical development of therapeutics to treat AD. In December 2002, the Company entered into a Research Agreement with Pfizer, Inc. regarding Pfizer's use of its CSF diagnostic test as a biomarker to detect AD.

     The Company is currently attempting to raise the funds necessary to complete the clinical development and to obtain FDA approval to market its CSF-based diagnostic to detect AD. In order to accomplish this, it would need to retain the services of personnel with clinical and regulatory expertise. This could be achieved by contracting with a clinical research organization (CRO) prior to commencement of the clinical investigation phase of development. Intended use claims for the assay would need to be established and a clinical study protocol would need to be designed to support the claims. Because the assay itself does not influence patient management, we have been advised by our regulatory consultant, that it would likely qualify for an Investigational Device Exemption (IDE) with the FDA which would facilitate the commencement of clinical testing of the diagnostic. At this point, a small 50-100 patient pilot study would be conducted to test the concept in a clinical testing setting.

     Simultaneous with conducting the pilot study, the Company would hold discussions with the FDA regarding major elements of the pivotal clinical study necessary to obtain approval to market the diagnostic. It is anticipated that the pivotal clinical study will be conducted under Good Clinical Practices (GCP) and Good Laboratory Practices (GLP), require CSF samples drawn from 500-1,000 patients, and is expected to be completed in six months, after the pre-clinical development stage.

     While the pivotal clinical study is in process, it is anticipated that portions of the application seeking approval to market (PMA) will be prepared and submitted to the FDA to expedite the approval process. Results from the pivotal clinical study would then be analyzed and assembled over a one-month period following the study's completion and filed with the FDA to complete the PMA filing shortly thereafter.

     As of March 14, 2003, we are several months away from initiating the pivotal clinical study necessary for FDA approval for its CSF-based diagnostic to detect AD, although there is no assurance that this can be completed within such time frame, if at all. Based on the Company's current level of operations, it is anticipated that the clinical development of the CSF-based diagnostic test will cost approximately $1.2 million over and above the Company's current burn rate.

     Based upon consultation with the Company's regulatory advisor, we plan to initially seek an approval of the diagnostic as a "risk assessment" product, in order to accelerate FDA approval.

     The Company's second approach to meeting the need for a biochemical marker to detect AD revolves around the detection in serum of autoantibodies to a protein associated with Alzheimer's disease. The Company has developed a prototype assay detecting these autoantibodies in serum utilizing a Western blot format, with a specificity and sensitivity of approximately 74%. The assay has the ability to distinguish the presence of autoantibodies to the AD protein in individuals diagnosed as having AD from non-demented control individuals. The Company is currently in the process of refining the serum-based diagnostic prototype for future human clinical testing.

Therapeutics to treat Alzheimer's disease

     The Company's long-range goal is to discover and develop novel therapeutics to treat AD. Work is being conducted utilizing an in-vitro screen Dr. Davies has developed that could lead to the discovery of the first therapeutic to stop the progression of Alzheimer's disease. The basis for this screen is the discovery of a common pathway that leads to the development of both the neurofibrillary tangles and amyloid plaques. The screen has been designed to intervene in this common pathway, potentially halting the progression of AD. To date this new screen has been utilized to examine a library of natural product extracts. The screening activity has resulted in the discovery of a number of extracts that are active in the screen. These extracts represent the first "hits" identified by the screen. Based on the completion of the next phase of the discovery process, it is anticipated that a lead compound can be chosen for pre-clinical evaluation within one year.

     The market potential for a drug to effectively treat Alzheimer's disease is extremely large. Currently there are only four drugs approved in the U.S. to treat AD. All of these drugs are cholinesterase inhibitors and are only beneficial in treating symptoms associated with AD, in a minority of AD patients. Despite the problems with the currently approved therapeutics, market research data indicate that these drugs are expected to generate approximately $2.3 billion in sales in the U.S. in 2003.

Other Alzheimer's disease related product opportunities

     The Company has been involved in the discovery of genes related to Alzheimer's disease through a collaboration entered into with GENE LOGIC, Inc. in March 1997, and on its own. This collaboration utilized GENE LOGIC's proprietary READS(TM) technology to analyze brain tissue and look for differentially expressed genes in AD brain tissue versus normal brain tissue. This relationship was expanded to include analysis of AD brain tissue in order to examine a number of known genes that may be affected in this disorder. This technology utilizes a gene chip array, which GENE LOGIC licensed from Affymetrix, Inc., allowing rapid analysis of thousands of full-length genes and expressed sequence tags (ESTs). This collaboration has resulted in the discovery of unique patterns of gene expression in AD patients as well as a number of potentially unique genes associated with AD. These discoveries, as well as discoveries the Company has made on its own, have the potential to lead to the identification of new therapeutic targets and new markers for diagnostic analyses.

     To date, no accepted animal model for AD has been developed. However, recently Dr. Peter Davies, through collaboration with a researcher at Nathan Kline Institute ("NKI"), have developed the first known transgenic mouse that develops paired helical filaments, the building blocks of the neurofibrillary tangles, which are known to be involved in the pathology of Alzheimer's disease. These new transgenic mice could be used for testing the efficacy of therapeutic compounds. Several pharmaceutical and biotechnology companies have expressed interest in acquiring access to these transgenic mice for testing their therapeutics. The Company and NKI are currently establishing its policy and terms for out licensing the transgenic mice.

Cancer therapeutics

     The Company has identified an opportunity for the discovery of novel anticancer compounds, and has access to various monoclonal antibodies which it has licensed from AECOM, that have been shown to be excellent mitotic markers. The Company has developed new screens in collaboration with Dr. Peter Davies and investigators from the University of British Columbia ("UBC"). Due to a lack of available funds, the Company has suspended activity on this program. In the event that sufficient funds are raised, the Company plans to restart its collaborative efforts to discover and develop new antimitotic agents to treat cancer.

HEMOXygenation

     Hemoxymed has developed a novel platform technology for increasing the amount of oxygen carried to the body's tissues using either a patient's own red blood cells or banked blood. Since its inception, Hemoxymed has acquired the exclusive worldwide licenses to this novel technology, advanced the development of its therapeutic process, HEMOXygenation, and has positioned itself to enter Phase IIA clinical trials.

     The process of HEMOXygenation improves delivery of oxygen to the tissues and addresses the clinical needs dependent upon improved oxygenation. The core of the HEMOXygenation process consists of a machine - the HEMOXygenator - and an oxygen release enhancer - ORMin. This process allows additional oxygen molecules to be released from human hemoglobin.

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

     HEMOXygenation treats people suffering from ischemia, which is decreased delivery of blood to the tissues, or hypoxemia, which is the inability to effectively transport oxygen from the lungs to the red blood cells. There are at least five major clinical indications, paralleling the major stages of oxygenation. Each indication deals with a relative or absolute oxygen deficiency that can be addressed with improvement in release of oxygen to the tissues and addresses a large market with unmet needs:

     Chronic Obstructive Pulmonary Disease
     Chronic Heart Failure
     Anemia
     Peripheral Vascular Diseases
     Transfusion

     The Company is seeking to raise funds to pursue the clinical validation of the HEMOXygenation process in a Phase IIA clinical study. The Phase IIA study is planned for patients suffering with peripheral vascular disease and is expected to be conducted in France. Following the completion of the Phase IIA clinical study, the Company hopes to license out the use of its HEMOXygenation system for one or more indications.

Sales and marketing

     We currently have no sales and marketing personnel to sell on a commercial basis any of our proposed products. If and when we are ready to commercially launch a product, we will either contract with or hire qualified sales and marketing personnel or seek a joint marketing partner to assist us with this function.

Research and product development

     We expect to spend a significant amount of our financial resources on research and development activities. We spent approximately $1,780,000 in 2002, $1,265,000 in 2001 and $1,180,000 in 2000 on research and development activities. Since we are not yet engaged in the commercial distribution of any products and we have no revenues from the sale of our products, these research and development costs must be financed by us. We estimate that we are currently spending approximately $130,000 to $150,000 per month on research and development activities. These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available and our development schedule. Results of preclinical studies, clinical trials, regulatory decisions and competitive developments may significantly influence the amount of our research and development expenditures. In addition, if we begin the clinical development of our CSF-based diagnostic to detect AD, and/or the Phase IIA clinical trials of our HEMOXygenation technology, research and development spending will significantly increase.

Manufacturing

     We currently do not have any facilities suitable for manufacturing on a commercial scale basis any of our proposed products nor do we have any experience in volume manufacturing. We will either find our own manufacturing facilities, hire additional personnel with manufacturing experience and comply with the extensive Good Manufacturing Practices (GMP), regulations of the FDA and other regulations applicable to such a facility or we will more likely rely upon third-party manufacturers to manufacture our proposed products in accordance with these regulations.

Competition

     Companies in the pharmaceutical and biotechnology fields are subject to intense competition. The Company competes with numerous larger companies that have substantially greater financial and other resources and longer experience than that of the Company. Companies that complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before the Company will achieve a significant competitive advantage. In addition, such companies may succeed in developing products that are more effective and less costly than products that may be developed by the Company.

     Significant levels of research within the Company's fields of research occur at universities and non-profit institutions. These entities and companies within the Company's fields compete with the Company in recruiting skilled scientific talent.

     The Company believes that its ability to compete successfully will depend upon its ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, develop corporate alliances to enhance the likelihood of success, obtain required regulatory approvals and manufacture and successfully market its products.

Diagnostics

     Based upon the fact that there is currently no FDA-approved biochemical diagnostic to detect Alzheimer's disease ("AD"), the Company's CSF-based diagnostic to detect AD, if successfully developed, would compete against the current practice of psychometric testing and imaging. In the event that the Company was able to market its diagnostic to detect AD, it would be much cheaper for patients to utilize (approximately $200 to $400) as compared to the current practice of psychometric testing and imaging (approximately $2,000 to $10,000).

     The Company is aware of several other companies pursuing the development of biochemical markers to be utilized in the diagnosis of AD. Some of these competing companies are offering the use of their diagnostics through reference laboratories. One such competitor, Nymox Pharmaceutical Corp., is developing its diagnostic to measure neural thread protein (NTP) in urine and cerebrospinal fluid (CSF). Other competitors, to the Company's knowledge, developing AD diagnostics include Innogenetics, Axonyx and Synapse. Innogenetics has developed a CSF-based diagnostic measuring levels of total tau and phosphorylated tau to detect AD.

Therapeutics

     The only current strategy available for the pharmaceutical management of AD in the U.S. is symptomatic treatment through the use of acetylcholinesterase
(AchE) inhibitors, of which there are four currently marketed; Janssen Pharmaceutical's Reminyl (galantamine), Eisai/Pfizer's Aricept (donepezil), Novartis' Exelon (rivastigmine) and Pfizer division Parke-Davis' Cognex (tacrine). The poor side effect and safety profile of Cognex has meant that the therapy will most likely not play a significant role in the future pharmacotherapy of AD. However, the product's history has played a crucial role within the competitive positioning of the AD drugs currently marketed, with initial interest in Reminyl, Aricept and Exelon pushed firmly towards their superior safety profile, rather than their efficacy. However, this is changing as debate continues over the clinical effectiveness of the AchE inhibitors.

     According to information obtained from independent market analysis, the U.S. AD therapeutic market should approach $2.3 billion in 2003. The rise in value of the AD market was almost entirely attributable to the sales performance of Aricept. Aricept is benefiting from being the first safe AchE to market, gaining the reputation as the "gold standard" AD therapy. The delay for a number of AchE inhibitors in reaching the market due to regulatory difficulties in 1998 has aided Aricept in maintaining its position as market leader in the near future.

     Datamonitor, an independent market analysis company, considers the global sales performance of both Aricept and Exelon to be somewhat disappointing when the potential patient pool and degree of unmet need within AD is taken into account. This if due partially to low diagnosis and treatment rates, but also due to a perceived lack of clinical effectiveness associated with the products. In addition, the sales potential for Reminyl and Exelon and the AD market as a whole is being damaged by a perception amongst specialists that all AchE inhibitors are the same due to their shared mechanism of action.

         According to Datamonitor, considering the degree of unmet need within AD and the potential patient pool available for effective pharmacological AD therapy, there is a relative lack of innovative compounds within the late stage development pipeline. This is partially due to the fact that the development pipeline for AD has been characterized somewhat in recent years by a number of Phase III trial discontinuations. Most of these trials have been discontinued due to the AD drugs failing to provide a significant improvement in efficacy over placebo. It would seem likely that a number of the drugs currently in Phase III development will encounter this difficulty. In addition, the minimal pre-launch marketing support placed behind many of the late stage AD compounds suggests a lack of confidence in their effectiveness for AD, and thus, a lack of future revenue potential.

     Not surprising, the cholinergic class of drugs has the largest number of compounds within the late stage development pipeline. However, regulatory difficulties, combined with the perception that all AchE inhibitors are the same, has limited their sales potential and future role within the treatment of AD. The limitations of cholinergic compounds, both marketed and in development, have created a significant opportunity for differentiated products within the late stage of AD development pipeline, providing that they can show conclusive proof of efficacy. It is estimated that over 200 potential products are currently being developed by others, ranging from major pharmaceutical companies to small, privately held biotech companies. The lack of current pharmacological therapy indicated for the severe AD population also provides opportunity within this market for therapeutics to be discovered utilizing the Company's novel therapeutic screens.

Hemox Technology

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

Patents, licenses and proprietary rights

     Our success depends and will continue to depend, in part, upon our ability to maintain our exclusive licenses, to maintain patent protection for our products and processes, to preserve our proprietary information and trade secrets and to operate without infringing the proprietary rights of third parties. We strongly believe in securing and maintaining a strong competitive position through the filing and prosecution of patents, and through maintaining some of our science as trade secrets.

     Patent applications have been filed in the U.S. for composition of matter and use of compounds to treat AD, method of use, as well as applications covering aspects of the diagnostic assay technologies and methods for developing novel therapeutic screens for the discovery of compounds useful in the treatment of AD. Patent Cooperation Treaty (P.C.T.) applications have been filed abroad.

Alzheimer's disease technology license

     We have various License and Collaborative Research Agreements (the "Agreements") with Albert Einstein College of Medicine ("AECOM"). These Agreements grant us the exclusive rights to AECOM's Alzheimer's disease technology for diagnostic and therapeutic applications for as long as we continue to fund the technology. These Agreements were amended in March 2002 and again in September 2002 to reduce and restructure past and future amounts due. As part of the restructuring, AECOM received 1,097,324 shares of common stock (post-merger) in exchange for $500,000 of various past due collaboration payments. The minimum annual payments to be made to AECOM, which consist of payments due for support of research conducted in Dr. Davies' lab and for annual license maintenance, are as follows:

                           Year                      Amount
                           ----                      ------
                           2003                     $325,000
                           2004                      325,000
                           2005                      375,000
                           2006                      425,000
                           2007                      475,000
                           2008                      500,000

     We will continue to pay AECOM $500,000 each year after 2008 that the Agreements are still in effect. In addition, we are obligated to pay AECOM a percentage of all revenues we receive from selling and/or licensing any aspects of the AD technology.

Confidentiality and assignment of inventions agreements

     We require our employees, consultants and advisors having access to our confidential information to execute confidentiality agreements upon commencement of their employment or consulting relationships with us. These agreements generally provide that all confidential information we develop or make known to the individual during the course of the individual's employment or consulting relationship with us must be kept confidential by the individual and not disclosed to any third parties. We also require all of our employees and consultants who perform research and development for us to execute agreements that generally provide that all inventions conceived by these individuals will be our property.

Government regulation

     The research, development, manufacture, and marketing of our potential products are subject to substantial regulation by the U.S. Food and Drug Administration ("FDA") in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of our potential products.

     As an initial step in the FDA regulatory approval process for a prospective therapeutic product, preclinical studies are typically conducted in animals to identify potential safety problems. For certain diseases, animal models may exist which are believed to be predictive of human efficacy. For these diseases, a drug candidate is tested in an animal model. The results of the studies are submitted to the FDA as a part of an Investigational New Drug Application (IND), which is filed to comply with FDA regulations prior to beginning human clinical testing.

     Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the compound is tested in healthy human subjects for safety (adverse effects), dosage tolerance, absorption, biodistribution, metabolism, excretion, clinical pharmacology and, if possible, to gain early information on effectiveness. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range, and to gather additional information relating to safety and potential adverse effects. Phase III trials are comparative clinical studies undertaken to further evaluate clinical safety and efficacy in an expanded patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for physician labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be evaluated by an independent Institutional Review Board (IRB) at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

     Data from preclinical testing and clinical trials are submitted to the FDA in a New Drug Application (NDA) for marketing approval. Preparing an NDA involves considerable data collection, verification, analysis and expense, and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied or require additional testing or information. Among the conditions for marketing approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's good manufacturing practices (GMP) regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments serving the U.S. markets, both foreign and domestic, are subject to inspections by, or under the authority of, the FDA and by other federal, state or local agencies.

     The process of completing clinical testing and obtaining FDA approval for a new drug is likely to take a number of years and require the expenditure of substantial resources. The Company will require significant additional financing in the future to finance the clinical testing process if the Company is to develop any therapeutic products on its own.

     Diagnostic products have a different path to marketing clearance. Diagnostic regulatory studies generally proceed in two steps. There is a stage one "proof of principle" clinical study done which establishes the efficacy of a diagnostic test in expected clinical uses. Usually the data from this study is not developed for any purpose other than better definition of the nature of a possible product. Upon completion of this study, a stage two validation study is done which generates the data from well-controlled investigations usually entailing multi-site (at least three) evaluations validating both analytical and clinical performance characteristics of the assay. The analytical performance characteristics are issued relating to reproducibility, accuracy, precision, and minimum detection limits. Clinical performance characteristics include diagnostic sensitivity and specificity, predictive value positive and predictive value negative determinations. In this study, the applicant demonstrates that, with respect to diagnostic classification of patients, its assay performs in accordance with whatever claims are made. This is the information to be submitted to the FDA and foreign regulatory authorities. Before actual approval for general sale by the FDA, under certain conditions, companies can offer either investigational only or research use only kits under the Clinical Laboratory Improvement Amendments
(CLIA) of 1988. Whether the Company will be able to market kits under these regulatory categories, or obtain final approval for a kit for specific claims, is uncertain given changing regulatory environments in most major markets.

     Whether or not FDA clearance has been obtained, clearance of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the product in such countries. The requirements governing the conduct of clinical trials and product clearance vary widely from country to country, and the time required for clearance may be longer or shorter than that required for FDA clearance. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own procedures and requirements.

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

Environmental regulation

     In connection with our research and development activities, our business is, and will in the future continue to be, subject to regulation under various state and federal environmental laws. These laws and regulations govern our use, handling and disposal of various biological and chemical substances used in our operations. Although we believe that we have complied with these laws and regulations in all material respects and we have not been required to take any action to correct any noncompliance, there can be no assurance that we will not be required to incur significant costs to comply with health and safety regulations in the future.

Employees

     In order to keep our operations viable as we seek investment capital, we are currently operating with a limited staff. As of March 14, 2003, we had nine full-time employees, five of whom have advanced scientific degrees. None of our employees are covered by a collective bargaining agreement and we believe all relations with our employees are satisfactory. In addition, to complement our internal expertise, we contract with University research laboratories and scientific consultants that specialize in various aspects of drug development. Upon raising additional investment capital we may hire additional research and development personnel in addition to utilizing consultants.

Risk factors related to our business

     Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in other parts of this Annual Report on Form 10-KSB. You should consider carefully the following risk factors, together with all of the other information included in this Annual Report on Form 10-KSB. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of our common stock.

We are a development stage company

We are a development stage company. Our development of a diagnostic product which detects Alzheimer's disease utilizing cerebral spinal fluid (CSF) and our HEMOXygenation technology have completed the pre-clinical stage. Our other potential products and technologies are early in the research and development phase, and product revenues may not be realized from the sale of any such products for at least the next several years, if at all. Many of our proposed products will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval. There can be no assurances that our research and development efforts will be successful, that our potential products will prove to be safe and effective in clinical trials or that we will develop any commercially successful products.


We have a history of operating losses and expect to sustain losses in the future

We have experienced significant operating losses since our inception. As of December 31, 2002, we had an accumulated deficit of approximately $32.5 million. We expect to incur operating losses over the next several years as our research and development efforts and preclinical and clinical testing activities continue. Our ability to achieve profitability depends in part upon our ability, alone or with others, to successfully commercialize our approved products, to complete development of our other proposed products, to obtain required regulatory approvals and to manufacture and market our products.


We may not be able to obtain financing in the future

Our operations to date have consumed substantial amounts of cash. The development of our technologies and potential products will require a commitment of substantial funds to conduct the costly and time-consuming activities necessary to research, develop and optimize our technologies, and ultimately, to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors, including:

     |X| continued scientific progress in the research and development of our technologies;
     |X| our ability to establish and maintain collaborative arrangements with others for product development;
     |X|  progress with preclinical and clinical trials;
     |X|  the time and costs involved in obtaining regulatory approvals;
     |X| the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     |X|  competing technological and market developments;
     |X| changes in our existing research relationships; and |X| effective product commercialization activities and arrangements.

We are continuing to actively pursue various funding options, including equity and debt offerings, strategic corporate alliances, licensing arrangements, business combinations and product-related research and development limited partnerships, to obtain the additional financing which we require to continue developing our products and ultimately bringing them to market. We may not be able to obtain additional financing when needed, if at all, which would require us to scale back our operations or even to discontinue aspects of our research and development.


We face extensive governmental regulation and any failure to comply could prevent or delay product approval or cause the disallowance of our products after approval

The U.S. Food and Drug Administration, and comparable agencies in foreign countries, impose many requirements on the introduction of new drugs and biologics through lengthy and detailed clinical testing procedures, and other costly and time consuming compliance procedures relating to manufacture, distribution, advertising, pricing and marketing of pharmaceutical products. These requirements make it difficult to estimate when any of our products in development will be available commercially, if at all.

Diagnostic products have a different path to marketing clearance than that for pharmaceutical products. Diagnostic regulatory studies generally proceed in two steps, a proof of principle clinical study and a validation study. Given the rapidly changing regulatory environment, it is uncertain whether we will be able to market our diagnostic kits for Alzheimer's disease under these regulatory categories, or obtain final FDA approval for a kit for specific claims. Clinical trials for diagnostic products, including the FDA submission and approval process, generally take 1-1/2 to 2-1/2 years to complete.

Even if we successfully enroll patients in clinical trials for our diagnostic or therapeutic products, we think it is prudent to expect setbacks. Failure to comply with the regulations applicable to such testing may delay, suspend or cancel our clinical trials, or the FDA might not accept the test results. The FDA, or any comparable regulatory agency in another country, may suspend clinical trials at any time if it concludes that the trials expose subjects participating in such trials to unacceptable health risks. Further, human clinical testing may not show any current or future product candidate to be safe and effective to the satisfaction of the FDA or comparable regulatory agencies or the data derived therefrom may be unsuitable for submission to the FDA or other regulatory agencies.

We cannot predict with certainty when we might submit any of our proposed products currently under development for regulatory review. Once we submit a proposed product for review, the FDA or other regulatory agencies may not issue their approvals on a timely basis, if at all. If we are delayed or fail to obtain such approvals, our business may be damaged. If we fail to comply with regulatory requirements, either prior to approval or in marketing our products after approval, we could be subject to regulatory or judicial enforcement actions. These actions could result in:


     |X|  product recalls or seizures;
     |X|  injunctions;
     |X|  criminal prosecution;
     |X| refusals to approve new products and withdrawal of existing approvals; and
     |X|  enhanced exposure to product liabilities.


We will need to find collaborative partners

Our strategy for the development, clinical testing, manufacturing, marketing and commercialization of our products includes entering into collaborations with corporate partners, licensors, licensees and others. Our success may depend on obtaining such partners. We may depend on our partners' expertise and dedication of sufficient resources to develop and commercialize our proposed products. We cannot be sure that any present or future collaborative agreements will be successful. To the extent we choose not to, or are not able to, establish such arrangements, we would experience increased capital requirements. In addition, we may encounter significant delays in introducing our products currently under development into certain markets or find that the development, manufacture, or sale of those products is adversely affected by the absence of collaborative agreements.


Our technologies are subject to licenses and termination of the licenses would seriously harm our business

We depend on licensing arrangements to maintain rights to our products under development. These agreements require us to make payments and satisfy performance obligations in order to maintain our rights. The agreements also generally require us to pay royalties on the sale of products developed from the licensed technologies, fees on revenues from sublicensees, where applicable, and the costs of filing and prosecuting patent applications. Some of our license agreements require that we commit certain sums annually for research and development of the licensed products. If we default on our obligations to any of our licensors, our licenses could terminate, and we could lose the rights to our proprietary technologies. Such a loss would have a material adverse effect on our operations and prospects.


The demand for diagnostic products for Alzheimer's disease may be limited

Since it is not yet possible to stop the progression of, or cure, Alzheimer's disease, the financial incentives and remuneration for producing a diagnostic technology capable of detecting this disease currently may be limited. As a result, even if we successfully develop a safe and effective diagnostic technology for identifying this disease, its commercial value might be limited.


The value of our research could diminish if we cannot protect or enforce our intellectual property rights adequately

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes, and where possible, we actively pursue both domestic and foreign patent protection for our proprietary products and technologies. Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. It is our policy to file patent applications in the United States and selected foreign jurisdictions. We currently hold and maintain 12 issued United States patents and various related foreign patents. No assurance can be given that our issued patents will provide competitive advantages for our technologies or will not be challenged or circumvented by competitors. With respect to already issued patents, there can be no assurance that any patents issued to us will not be challenged, invalidated, circumvented or that the patents will provide us proprietary protection or a commercial advantage. We also rely on trade secrets and proprietary know-how which we seek to protect, in part, through confidentiality agreements with employees, consultants, collaborative partners and others. There can be no assurance that these agreements will not be breached.

The ability to develop our technologies and to commercialize products will depend on avoiding patents of others. Although we are not aware of any claim of patent infringement against us, claims concerning us infringing patents and proprietary technologies could have a material adverse effect on our business. In addition, litigation may also be necessary to enforce any of our patents or to determine the scope and validity of third-party proprietary rights. There can be no assurance that our patents would be held valid by a court of competent jurisdiction. We may have to file suit to protect our patents or to defend use of our patents against infringement claims brought by others. Because we have limited cash resources, we may not be able to afford to pursue or defend against litigation in order to protect our patent rights.


We face large competitors and our limited financial and research resources may limit our ability to develop and market new products

The biotechnology and pharmaceutical markets generally involve rapidly changing technologies and evolving industry standards. Many companies, both public and private, are developing products to diagnose and to treat Alzheimer's disease, and many companies are involved in blood substitutes and/or oxygen therapeutics. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do. As a result, our competitors may more rapidly develop effective diagnostic products as well as therapeutic products that are more effective or less costly than any product that we may develop.

We also face competition from colleges, universities, governmental agencies and other public and private research institutions. These competitors are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. Some of these technologies may compete directly with the technologies being developed by us. Also, these institutions may also compete with us in recruiting highly qualified scientific personnel.


We lack manufacturing capability

We do not currently have any manufacturing capability, expertise or personnel and expect to rely on outside manufacturers to produce material that will meet applicable standards for clinical testing of our products and for larger scale production if marketing approval is obtained.

We cannot assure that any outside manufacturer we select will perform suitably or will remain in the contract manufacturing business, in which instances we would need to find a replacement manufacturer or develop our own manufacturing capabilities. If we are unable to do so, our ability to obtain regulatory approval for our products could be delayed or impaired. Our ability to market our products could also be affected by the failure of our third party manufacturers or suppliers to comply with the good manufacturing practices required by the FDA and foreign regulatory authorities.


We lack marketing and sales experience

We do not have marketing and sales experience or personnel. If we do not develop a marketing and sales force, we will depend on arrangements with corporate partners or other entities for the marketing and sale of our proposed products. We may not succeed in entering into any satisfactory third-party arrangements for the marketing and sale of our proposed products, or we may not be able to obtain the resources to develop our own marketing and sales capabilities. The failure to develop those capabilities, either externally or internally, will adversely affect future sales of our proposed products.


We are dependent on our key employees and consultants, who cannot readily be replaced

We are highly dependent upon the principal members of our management team, especially Peter Davies, Ph.D., the scientific founder, Bruce N. Barron, Chairman and Chief Executive Officer, John F. DeBernardis, Ph.D., President and Chief Operating Officer, as well as our other officers and directors. Our consulting agreements with Dr. Davies were recently renewed until February 1, 2006, and employment agreements with Mr. Barron and Dr. DeBernardis were recently renewed until March 31, 2006. We do not currently maintain key-man life insurance and the loss of any of these persons' services, and the resulting difficulty in finding sufficiently qualified replacements, would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.

Our success also will depend in part on the continued service of other key scientific and management personnel and our ability to identify, hire and retain additional staff. We face intense competition for qualified employees and consultants. Competitors who have greater resources and experience than we have can offer superior compensation packages to attract and retain skilled personnel.

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


We use hazardous materials in our research

Our research and development involves the controlled use of hazardous materials. Although we believe that our safety procedures for handling and disposing of hazardous materials comply in all material respects with the standards prescribed by government regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result. Although we have insurance coverage for third-party liabilities of this nature, such liability beyond this insurance coverage could exceed our resources.


Potential product liability claims against us could result in reduced demand for our products or extensive damages in excess of insurance coverage.

The use of our products in clinical trials or from commercial sales will expose us to potential liability claims if such use, or even their misuse, results in injury, disease or adverse effects. We intend to obtain product liability insurance coverage before we initiate clinical trials for our therapeutic products. This insurance is expensive and insurance companies may not issue this type of insurance when needed. Any product liability claim, even one that was not in excess of our insurance coverage or one that is meritless, could adversely affect our cash position and limit the resources we could devote to other activities such as research and development.


The healthcare reimbursement environment is uncertain

Recent efforts by governmental and third-party payors, including private insurance plans, to contain or reduce the costs of health care could affect the levels of revenues and profitability of pharmaceutical and biotechnology products and companies. For example, in some foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government control. Pricing constraints on our potential products could negatively impact revenues and profitability.

In the United States and elsewhere, successful commercialization of our products will depend in part on the availability of reimbursement to the consumer using our products from third-party health care payors. Insufficient reimbursement levels could affect our ability to realize an appropriate return on our investment in product development. Third-party health care payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. If we succeed in bringing one or more products to market, and the government or third-party payors fail to provide adequate coverage or reimbursement rates for those products, it could reduce our product revenues and profitability.

We have a dependence on, and need for, third party relationships to develop, produce and market our product without which we will fail

Our business strategy is to utilize the expertise and resources of third parties in a number of areas including:

     o performing various activities associated with pre-clinical studies and clinical trials
     o    preparing submissions seeking regulatory approvals
     o    development and manufacture of the HEMOXygenator
     o    manufacture of kits and solutions
     o    sales and marketing of our products

This strategy of reliance on third party relationships creates risks to us by placing critical aspects of our business in the hands of third parties, who we may not be able to control as effectively as our own personnel. If these third parties do not perform in a timely and satisfactory manner, we may incur additional costs and lose time in our development and clinical programs as well as commercializing our products.

We do not have the ability to conduct all facets of our clinical trials independently. We intend to rely on clinical investigators and third-party clinical research organizations to perform a significant portion of these functions. There can be problems with using third party clinical research organizations such as:

     o we are not able to locate acceptable contractors to run this portion of our clinical trials
     o    we can not enter into favorable agreements with them
     o    third parties may not successfully carry out their contractual duties
     o    third parties may not meet expected deadlines

If any of these problems occur, we will be unable to obtain required approvals and will be unable to commercialize our products on a timely basis, if at all.


There is a need for acceptable clinical data in order to obtain regulatory approval which is necessary to market our products

In order to sell our products, we must receive regulatory approval to market our products. Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through pre-clinical studies and clinical trials that the product is safe and effective for use in each target indication. If our products fail in clinical trials, this may have a significant negative impact on our company.

In addition, the results from pre-clinical testing and early clinical trials may not be predictive of results obtained in later clinical trials. There can be no assurance that our clinical trials will demonstrate sufficient safety and effectiveness to obtain regulatory approvals. The completion rate of our clinical trials is dependent on, among other factors, the patient enrollment rate. Patient enrollment is a function of many factors including:

     o    patient population size
     o    the nature of the protocol to be used in the trial
     o    patient proximity to clinical sites
     o    eligibility criteria for the study

We believe our planned procedures for enrolling patients are appropriate. However, delays in patient enrollment would increase costs and delay ultimate sales, if any, of our products.


There is no assurance we will obtain regulatory approval for our products

The regulatory process takes many years and requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. We may also encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop our products and/or the period required for review of any application for regulatory agency approval of a particular product. Delays in obtaining regulatory agency approvals will make the projects more costly and adversely affect our business.

If the FDA grants approval for a drug or device, such approval may limit the indicated uses for which we may market the drug or device and this could limit the potential market for such drug or device. Furthermore, if we obtain approval for any of our products, the marketing and manufacture of such products remain subject to extensive regulatory requirements. Even if the FDA grants approval, such approval would be subject to continual review, and later discovery of unknown problems could restrict the products future use or cause their withdrawal from the market. Failure to comply with regulatory requirements could, among other things, result in:

     o    fines
     o    suspension of regulatory approvals
     o    operating restrictions and criminal prosecution.

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


Possible Volatility of Stock Price

Stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating performance or new product or service announcements. Broad market fluctuations, earnings and other announcements of other companies, general economic conditions or other matters unrelated to Hemoxymed and outside our control also could affect the market price of the Common Stock.


Limited Market for Common Stock

Trading in the securities of Hemoxymed is presently conducted in the over-the-counter market on the OTC Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities. In addition, Hemoxymed's securities are subject to a rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally with assets of $1,000,000, or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell their securities in the secondary market.


Transferability and Liquidity of Investment

None of the Shares received by pre-merger MGC shareholders in the Merger have been registered or qualified under the Securities Act, or any state or other securities laws, and their subsequent transfer is restricted under federal and state securities laws. The Shares are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act ("Rule 144"). In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may under certain circumstances, including the continued availability of public information about a company, sell publicly, within any three month period, a number of shares which does not exceed the greater of i) 1% of the shares of the class then outstanding; or ii) the average weekly trading volume in such securities during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale without any quantity limitation of shares by a person who is not an affiliate of a company and who has satisfied a two-year holding period.


Absence of Dividends

A predecessor of Hemoxymed liquidated most of its assets and paid a dividend to its shareholders prior to its merger with Hemoxymed. Neither MGC or Hemoxymed has paid cash dividends on its Common Stock, and the combined company does not anticipate paying cash dividends on Common Stock in the foreseeable future.


Penny Stock Regulation; Illiquid Securities

The regulations of the Securities and Exchange Commission (the "Commission") promulgated under the Exchange Act require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Commission regulations generally define a penny stock to be an equity that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. Moreover, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to transactions prior to sale. Regulations on penny stocks could limit the ability of broker-dealers to sell our securities and thus the ability of purchasers of our securities to sell their securities in the secondary market.

Business Integration Risk

Mergers of companies in the pharmaceutical industry are generally considered more difficult to make successful than in other industries, since combining the different technologies and research programs as they currently exist may not be completely possible. Also, key employees in the pharmaceutical industry are typically less easily replaced than in general manufacturing companies. Moreover, Hemoxymed and MGC have no prior history as a combined entity and their operations have not previously been managed on a combined basis. Prior to the Merger, Hemoxymed and MGC were operated as separate entities. The combined company's future operations and earnings will be largely dependent upon management's ability to execute successfully its strategy of pursuing the scientific programs of both Hemoxymed and MGC. This will require substantial attention from our management team. In addition, the need to focus management's attention on integration of the businesses and implementation of post-Merger strategy may limit management's ability to pursue successfully other opportunities related to its business for the foreseeable future. The historical financial statements presented in this document may not necessarily be indicative of the results that would have been attained had Hemoxymed and MGC actually operated on a combined basis.


Item 2.  Description of property

     We lease approximately 7,500 square feet of office and laboratory space in Vernon Hills, Illinois at an annual rental of approximately $120,000.

     We lease approximately 2,500 square feet of laboratory space in Lyon, France at an annual rental of 24,200 Euros, or approximately $26,000. We believe that we can acquire additional space, if needed, on acceptable terms.

Item 3.  Legal proceedings

     We are not currently involved in any legal proceedings.

Item 4.  Submission of matters to a vote of security holders

     None.


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

     The following table sets forth the range of high and low bid quotations or high and low sales prices for our common stock, and our predecessors common stock, from January 1, 2001 through March 14, 2003, and for each of the quarterly periods indicated as reported by the OTC Bulletin Board or NASDAQ SmallCap Market, as applicable. Bid quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions.

                                                            High          Low
                                                            ----          ---
2001:
   First quarter.......................................  $   1.297    $   0.845
   Second quarter......................................      1.351        0.241
   Third quarter.......................................      0.724        0.350
   Fourth quarter......................................      0.620        0.340

2002:
   First quarter.......................................  $   0.400    $   0.260
   Second quarter......................................      0.260        0.130
   Third quarter.......................................      0.250        0.130
   Fourth quarter......................................      0.400        0.110

2003:
   First quarter (through March 14, 2003)..............  $   0.300    $   0.110

     As of March 14, 2003, we had approximately 500 record holders of our common stock. We estimate that as of such date there were more than 1,000 beneficial holders of our common stock.

     As required by a previous Agreement and Plan of Merger between Ophidian Pharmaceuticals, Inc. and Hemoxymed, Inc, dividends were paid to the pre-merger shareholders of Ophidian as follows:

                                                                 Total
Date                          Per Share   Number of Shares      Dividend
----                          ---------   ----------------      --------
April 23, 2001                   $0.830       1,158,229         $ 961,330
November 15, 2001                $0.230       1,158,229         $ 266,393

     We do not intend to pay dividends for the foreseeable future.

     The Company issued 7,201,971 shares of common stock at prices ranging from $0.15 to $0.30 per share in various private placements from January through June 2002. The private placements consisted of a $745,000 cash investment and the conversion of $750,000 of debt to equity. On March 15, 2002, the Company filed a registration statement on Form SB-2 with the SEC registering the 21,592,731 shares of common stock previously issued to Hemoxymed shareholders.

     The Company issued 156,859 shares of common stock upon a warrant conversion in June 2002. The Company repurchased 23,294 shares of common stock in September 2002. Effective with the closing of the Merger on September 10, 2002, the 34,623,327 shares of common stock held by MGC shareholders were exchanged for 22,795,947 Hemoxymed common shares.

Securities authorized for issuance under equity compensation plans

     In October 2002, the Board of Directors approved a Stock Option Plan (the "Plan") under which officers, employees, directors and consultants may be granted incentive or non-qualified stock options to acquire common stock. The incentive stock options granted under the Plan are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986. The exercise price of each option is no less than the market price of the Company's stock on the date of the grant, and an option's maximum term is ten years. Options typically vest over a four year period. The Plan calls for a maximum of 12,000,000 options to purchase shares of Common Stock. As of March 14, 2003, the Plan has not yet been approved by the shareholders.

     The following table summarizes outstanding options under our Stock Option Plan as of December 31, 2002. Options granted in the future under the Plan are within the discretion of Hemoxymed's Compensation Committee and therefore cannot be ascertained at this time.

-------------------------------- -------------------------- ----------------------- ---------------------------
                                 (a)                        (b)                     (c)
                                                                                    Number
                                                                                    of
                                                                                    Securities
                                                                                    Remaining
                                                                                    Available
                                                                                    for
                                 Number of Securities to    Weighted-Average        Future Issuance Under
                                 be Issued Upon Exercise    Exercise Price of       Equity Compensation
                                 of Outstanding Options,    Outstanding Options,    Plans (excluding securities
Plan Category                    Warrants and Rights        Warrants and Rights     Reflected in column (a))
-------------------------------- -------------------------- ----------------------- ---------------------------
Equity compensation plans
approved by security holders                  -0-                    N/A                           -0-
-------------------------------- -------------------------- ----------------------- ---------------------------
Equity compensation plans
not approved by security
holders  (1)                            4,582,636                    $0.21                   7,417,364
-------------------------------- -------------------------- ----------------------- ---------------------------
                 Total                  4,582,636                    $0.21                   7,417,364
-------------------------------- -------------------------- ----------------------- ---------------------------

(1)  The Company anticipates receiving shareholder approval in March 2003.

     Our only equity compensation plan is the Hemoxymed, Inc. Stock Option Plan.


Item 6. Management's Discussion and Analysis or Plan of Operation

General

     We are a development stage biopharmaceutical company engaged in the development of diagnostics to detect, and therapeutics to treat, Alzheimer's disease. We are also engaged in the development of therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs. Our principal development programs, and plan of operation for each, are as follows:

     o CSF-Based Diagnostic - This diagnostic, based upon the detection of a certain AD associated protein found in the cerebral spinal fluid ("CSF") of AD patients, has recently achieved, in extensive testing, an overall sensitivity in the range of 85% to 95%. This is based on extensive testing differentiating AD patients from patients with other neurological diseases, patients with other relevant forms of dementia and normal controls. The Company anticipates commencing the pivotal clinical study upon the planned completion of a $5 million private placement of its Common Stock in the second quarter 2003, and thereafter seek FDA approval of the diagnostic within 18 months of starting the clinical study.

     o Serum-Based Diagnostic - This diagnostic, based upon the detection of an immune response to the development of AD associated proteins in the blood, has achieved an overall sensitivity and specificity in the mid-70% range. The Company believes that because of the convenience of testing blood, this diagnostic has the potential to become a screening test with very broad application. Development of this assay is ongoing.

     o AD Therapeutic Compound Screening Assay - The Company has developed an in vitro AD therapeutic compound screening assay that it believes could represent an opportunity to discover the first therapeutic to stop the progression of Alzheimer's disease. This screening assay targets a component of the biological pathway that leads to the development of the two principal AD pathologies, neurofibrillary tangles and amyloid plaques. Initial results using this screening assay have identified active compounds that are the subject of further development. The discovery of this common pathway is significant because it may, for the first time, unite the two competing theories on the cause of AD. More importantly, the assay allows high-throughput testing of compounds that inhibit this disease-causing pathway leading potentially to the discovery of the first drugs to stop the progression of Alzheimer's disease. We hope to select a lead compound for pre-clinical testing by the end of 2003.

     o Transgenic Mice - Through a collaboration between Peter Davies, Ph.D., the Company's founding scientist, and a researcher at Nathan Kline Institute, a transgenic mouse has been developed that models the tau pathology of Alzheimer's disease. These transgenic mice are the first animal model known to develop paired helical filaments (PHF's), the building blocks of neurofibrillary tangles, and could be useful in testing the efficacy of therapeutic compounds. We are currently exploring opportunities to license the use of the transgenic mice to pharmaceutical companies.

     o AD Genetics - Through a collaboration with GENE LOGIC Inc., and on its own, the Company has discovered unique patterns of gene expression associated with AD as well as a number of potentially unique AD-associated genes. Dr. Davies has identified a novel human gene, saitohin, that has a single nucleotide polymorphism (SNP). Early results indicate that this SNP may be a risk factor for the development of AD. These discoveries position the Company well in the genomic revolution in which genetic information is used to detect, monitor and treat disease as well as to develop new drugs for the treatment of disease.

     o Cancer Therapeutics - The Company has identified an opportunity for the discovery of novel anticancer compounds, and has access to various monoclonal antibodies which it has licensed from Albert Einstein
          College of Medicine (AECOM), that have been shown to be excellent mitotic markers. The Company has developed new screens in collaboration with Dr. Peter Davies and investigators from the University of British Columbia (UBC). Due to a lack of available funds, the Company has suspended activity on this program. In the event that sufficient funds are raised, the Company plans to restart its collaborative efforts to discover and develop new antimitotic agents to treat cancer.

     o Hemox Technology - The Company has developed the process of HEMOXygenation(TM), which improves delivery of oxygen to the tissues and addresses the clinical needs dependent upon improved oxygenation. There are numerous major clinical indications, each dealing with a relative or absolute oxygen deficiency that can be addressed with improvement in release of oxygen to the tissues. Pending raising additional funds, the Company plans to enter a Phase IIA clinical study in Europe for peripheral vascular disease for the HEMOXygenation technology.

     As of December 31, 2002, we had cash balances of $202,877. During the first quarter of 2003, through March 14, 2003, we raised an additional $350,000 in convertible bridge funding and received over $200,000 in research reimbursement revenues from various collaborators, including Pfizer. These funds should be sufficient to satisfy our cash requirements through June 2003, when we will be seeking approximately $5,000,000 in funding. The proceeds will be used to (i) advance the CSF Based Diagnostic Assay and the Hemox Technology through clinical trials and regulatory approval, (ii) enter into license and/or collaboration agreements for some of our products with larger pharmaceutical and/or diagnostic companies, and (iii) continue the development of the other programs. The form and timing of this funding will depend upon market conditions.

     We do not anticipate the purchase, lease or sale of any significant property, plant and equipment during 2003. We do not anticipate any significant changes in our employee count during 2003.

Plan of Operation

     Until a minimum of $3 million additional investment capital is raised, our activities will be limited to pre-clinical development of the AD and HEMOXygenation technologies and fund raising activities in the United States and Europe. Our efforts to raise investment capital consist of:

     o    presenting Hemoxymed as an investment opportunity to:
          o    angel investors and angel investor groups
          o    small and large venture capital firms
          o    other investment groups
     o seeking government investment and/or collaboration within both the United States and France
     o    seeking   strategic   corporate   alliances  or  joint  ventures  with
          biotechnology and pharmaceutical companies who have products that may benefit from such arrangements

     Subject to the successful completion of the next round of financing of $3 million to $5 million, the strategic plan involves focusing Company resources, and establishing priorities, to maximize the return to the shareholders. In order to accomplish this objective, it is expected that the initial priority will be to focus on the projects in the pipeline that are closest to commercialization. Thus, our initial concentration will be advancing the commercialization of the CSF diagnostic in the U.S. and Europe, a well as advancing the Hemox technology into clinical development in Europe for an initial indication, possibly peripheral vascular disease ("PVD"). Based on these results, we plan to evaluate expanding the clinical development program for additional indications. We also plan to explore collaborative partners and/or licensing opportunities at each stage of development.

     Simultaneous with these efforts, we plan to commit additional resources to furthering the completion of the development of the serum-based diagnostic to detect AD, and anticipate identifying the right time to enter into a collaborative or licensing agreement with a partner for clinical development, approval and marketing. We also plan to continue to advance the discovery and preclinical development of the AD therapeutic program utilizing the in-vitro screen, directed towards the identification of a novel lead compound. It is anticipated that we would subsequently license the lead compound and/or the AD screen to a large pharmaceutical company.

     If sufficient funds are raised, we plan to restart our program to discover antimitotics to treat cancer. If this happens, we hope that we will be able to discover some new antimitotic agents to address cancer through a potential collaboration with the University of British Columbia (UBC). This will allow us to pursue licensing opportunities with pharmaceutical companies. We are also exploring the opportunity to utilize the Hemox technology together with the antimitotic agents developed through this potential collaboration to advance the development of treatments for cancer. If the development of these cancer treatments is successful, we hope to explore potential partnering and licensing opportunities.

     We do not expect significant revenues from our CSF-based diagnostic to detect AD or our HEMOXygenation technology in the near term. There can be no assurance that we will raise a minimum of $3 million investment capital in 2003 or that adequate funds on acceptable terms will be available in the future when we need them. If at any time we are unable to obtain sufficient additional investment capital, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

Critical Accounting Policies and Estimates

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, management evaluates its estimates and judgments, including those related to tax valuation and equity compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Net deferred tax asset valuation

The Company records its net deferred tax assets in the amount that it expects to realize based on projected future taxable income. In assessing the appropriateness of its valuation, assumptions and estimates are required such as the Company's ability to generate future taxable income. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Equity Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 in accounting for its fixed plan stock options awarded to employees. The Company applies Statement of Financial Accounting Standards (SFAS) No. 123 for its options awarded to non-employee consultants. To determine fair value, management is required to make assumptions such as the expected volatility and expected life of the instruments.


Results of Operations

     On September 10, 2002 Hemoxymed established a strategic alliance through the closing of its Merger with MGC. This transaction has been accounted for as a reverse merger. In order to comply with generally accepted accounting principles
(GAAP), for financial reporting purposes, MGC is continuing as the primary operating entity under the Hemoxymed name, and its historical financial statements have replaced those of Hemoxymed. Thus, all financial information prior to the Merger date is the financial information of MGC only.

     The following discussion of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 7.


Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Research and development

     Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, patent costs, and laboratory supplies. Research and development expenses for the year ended December 31, 2002 increased 41% or $514,391 from $1,265,298 for the year ended December 31, 2001, to $1,779,689 for the year ended December 31, 2002. This increase was primarily due to an increase in expenses related to ongoing research with our licensor (AECOM) as well as additional collaboration expenses. Management estimates that it is currently expending approximately $130,000 to $150,000 per month for research and development activities. This amount is anticipated to increase substantially later in 2003 as our CSF-based diagnostic assay and Hemoxymed technology progress through clinical trials towards regulatory approval. The amount of our actual research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on: (1) the resources available; (2) our development schedule; (3) results of studies, clinical trials and regulatory decisions; and
(4) competitive developments.

General and administration

     General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the year ended December 31, 2002 increased 37% or $292,220 from the year ended December 31, 2001, from $784,181 to $1,076,401. The increase was primarily due to an increase in non-cash compensation in the form of options issued to employees and board members and other non-cash equity transactions. This increase was partially offset by a decrease in corporate legal expenses in 2002. Corporate legal expenses were higher in 2001 due to work on a number of proposed transactions that did not materialize. In addition, external corporate legal expenses in 2002 relating to the Merger were capitalized as costs of the Merger. Management estimates that it is currently expending approximately $50,000 to $65,000 per month for general and administrative activities. This amount is anticipated to increase later in 2003, assuming adequate funding is received, due to an increase in potential licensing and general corporate activities.


Interest expense

     Interest expense for the year ended December 31, 2002 decreased 86% or $139,593 from $161,942 for the year ended December 31, 2001, to $22,349 for the year ended December 31, 2001. The decrease is primarily due to lower interest expense associated with convertible investor bridge loans. In November 2001, all outstanding bridge loans were converted to shares of common stock.

Other income and expense

     Interest income was negligible in 2002 and 2001. Other items of other income and expense included a non-cash expense associated with additional shares of common stock issued to bridge loan holders as an inducement to convert the investor bridge loans to shares of common stock in November 2001 of $1,631,107; recognition of $44,273 in 2002 and $229,799 in 2001 for a non-cash expense associated with the beneficial conversion of investor bridge loans to shares of common stock in November 2001; and amortization of debt discount of $7,379 in 2002 and $82,823 in 2001.

Net loss

     We incurred a net loss of $2,929,955 for the year ended December 31, 2002 compared to a net loss of $4,146,913 for the year ended December 31, 2001. The primary reason for the decrease in the net loss in 2002 was the non-cash cost associated with the inducement to convert the investor bridge loans in November 2001. This was partially offset by an increase in expenses in 2002 related to our research at AECOM and at UBC, an increase in non-cash compensation in the form of options and other non-cash equity transactions, and a decrease in interest expense.


Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Research and development

     Research and development expenses for the year ended December 31, 2001 increased 7% or $84,460 from $1,180,838 for the year ended December 31, 2000, to $1,265,298 for the year ended December 31, 2001. The increase is primarily due to an increase in non-cash compensation in the form of options issued to employees and consultants.

General and administrative

     General and administrative expenses for the year ended December 31, 2001 decreased 22% or $224,115 from $1,008,296 for the year ended December 31, 2000, to $784,181 for the year ended December 31, 2001. The decrease is primarily due to a decrease in non-cash compensation in the form of options issued to employees and board members.

Interest expense

     Interest expense for the year ended December 31, 2001 increased 331% or $124,377 from $37,565 for the year ended December 31, 2000, to $161,942 for the year ended December 31, 2001. The increase is primarily due to interest expense associated with the increase in convertible investor bridge loans in 2001 prior to their conversion to shares of common stock in November 2001.

Other income and expense

     Interest income was negligible in 2001 and 2000. Other items of other income and expense included a non-cash expense associated with an inducement to convert the investor bridge loans to shares of common stock in November 2001 of $1,631,107; recognition of $229,799 in 2001 for a non-cash expense associated with the beneficial conversion of investor bridge loans to shares of common stock in November 2001; and amortization of debt discount of $82,823 in 2001 and $182,635 in 2000.

Net loss

     We incurred a net loss of $4,146,913 for the year ended December 31, 2001 compared to a net loss of $2,395,538 for the year ended December 31, 2000. The primary reasons for the increase in the net loss in 2001 was the non-cash cost associated with the inducement to convert the investor bridge loans in November 2001 as well as the increase in interest expense.

Capital resources and liquidity

     At December 31, 2002, our cash and cash equivalents were $202,877. As stated above in our Plan of operations, we require a minimum capital investment of $3 million to commence the pivotal clinical study and FDA regulatory process for our CSF diagnostic to detect AD. Our current operations consist of research and development activities in the U.S. and limited pre-clinical activities in France and investment capital raising activities in the United States and France.

     To date, we have raised equity and convertible debt financing and received research reimbursements and grant revenues to fund our operations, and we expect to continue this practice to fund our ongoing operations. Since inception, we have raised net proceeds of approximately $29 million from private equity and convertible debt financings. We have also received approximately $1.17 million from research reimbursements and grant revenues.

     Our cash and cash equivalents were $202,877 and $43,772 at December 31, 2002 and 2001, respectively. The increase in our cash balance is due to convertible debt bridge funds received in December 2002. We have been receiving funds on an as needed basis throughout 2001 and 2002 and have not accumulated significant funds at any point in time during those years.

     We used cash in operating activities of $1,585,281 for the year ended December 31, 2002 versus cash used in operating activities of $1,126,979 for the year ended December 31, 2001. This increase primarily reflects the additional costs for research with AECOM in 2002. Cash used in investing activities was negligible in 2002 and 2001. Net cash provided by financing activities was $1,744,386 for the year ended December 31, 2002 versus net cash provided by financing activities of $986,200 for the year ended December 31, 2001. This increase primarily reflects additional funds raised in 2002 through the issuance of common stock and borrowings under loans.

     We used cash in operating activities of $1,126,979 for the year ended December 31, 2001 versus cash used in operating activities of $1,640,301 for the year ended December 31, 2000. This decrease primarily reflects the significantly lower level of funding in 2001 which caused us to reduce our cash outlays for operations in 2001. Cash used in investing activities was negligible in 2001 and was $21,757 in 2000, primarily due to computer hardware and software purchases. Net cash provided by financing activities was $986,200 for the year ended December 31, 2001 versus net cash provided by financing activities of $1,840,072 for the year ended December 31, 2000. This decrease primarily reflects additional funds raised in 2000 as well as repayment of a $250,800 promissory note in 2001.

     We have incurred recurring losses since our inception and expect to incur substantial additional research and development costs prior to reaching profitability. We will need to raise substantial additional capital to fund our operations. We intend to seek such additional funding through private and/or public financing or collaborative or other arrangements with corporate partners. There is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. Should the plans contemplated by management not be consummated, we may have to seek alternative sources of capital or reevaluate our operating plans, which may include cessation of our operations. These matters raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

     We currently do not have sufficient resources to complete the commercialization of any of our proposed products. Therefore, we will need to raise substantial additional capital to fund our operations. We cannot be certain that any financing will be available when needed. If we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products that we believe may be beneficial to our business. We expect to continue to spend capital on:

     o    research and development programs;
     o    pre-clinical studies and clinical trials;
     o    regulatory processes.

The amount of capital we may need will depend on many factors, including the:
          o    progress, timing and scope of research and development programs;
          o progress, timing and scope of our pre-clinical studies and clinical trials;
          o    time and cost necessary to obtain regulatory approvals;
          o time and cost necessary to seek third party manufacturers to manufacture our products for us;
          o time and cost necessary to seek marketing partners to market our products for us;
          o time and cost necessary to respond to technological and market developments;
          o changes made to, or new developments in, our existing collaborative, licensing and other commercial relationships; and
          o new collaborative, licensing and other commercial relationships that we may establish.

Commitments

     We have several financial commitments, including those relating to our license agreements with Albert Einstein College of Medicine ("AECOM").

     Under our license agreement with AECOM, we are required to:

          o pay semi-annual maintenance payments in January and July each year, and pay quarterly funding payments in February, May, August and November each year as long as the license agreement is in place;
          o pay the costs of patent prosecution and maintenance of the patents included in the agreement.

     Our fixed expenses, such as rent, license payments and other contractual commitments, may increase in the future, as we may:

          o enter into additional leases for new facilities and capital equipment;
          o    enter into additional licenses and collaborative agreements; and
          o    incur additional expenses associated with being a public company.

     In addition to the commitments to AECOM, we also have a license agreement with UBC, consulting agreements and minimum annual lease payments.

     The following table summarizes the timing of these future contractual obligations and commitments for the next five years ending December 31:

---------------------------- -------------- -------------- ------------- ------------- ---------------
                                 2003           2004           2005          2006           2007
  Contractual Obligations       Year 1         Year 2         Year 3        Year 4         Year 5
---------------------------- -------------- -------------- ------------- ------------- ---------------
Operating Leases                 $97,275        $97,275       $100,425      $102,000        $34,000
---------------------------- -------------- -------------- ------------- ------------- ---------------

Consulting Agreements            113,400        108,000        108,000         9,000              -
---------------------------- -------------- -------------- ------------- ------------- ---------------

Commitments Under License
Agreement with UBC               108,810              -              -             -              -
---------------------------- -------------- -------------- ------------- ------------- ---------------

Commitments Under
License Agreement with
AECOM                            325,000        325,000        375,000       425,000        475,000
---------------------------- -------------- -------------- ------------- ------------- ---------------
Total Contractual Cash
Obligations                     $644,485       $530,275       $583,425      $536,000       $509,000
---------------------------- -------------- -------------- ------------- ------------- ---------------


Recently issued accounting statements

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, we have elected not to change to the fair value based method of accounting for stock-based employee compensation. We account for employee stock options under Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost was recognized by us. Certain disclosure requirements of SFAS No. 148 have been adopted as of December 31, 2002 and are reflected in our financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities to provide new guidance with respect to the consolidation of certain previously unconsolidated entities, including special purpose entities. We believe that the adoption of this interpretation, required in 2003, will not have a material impact on our consolidated financial position or results of operations.

Item 7. Financial Statements



                                 HEMOXYMED, INC.
                          (a development stage company)
                              FINANCIAL STATEMENTS



                                    Contents

                                                                                         Page
                                                                                         ----
Report of Independent Auditors...........................................................  31

Consolidated Balance Sheets as of December 31, 2002 and 2001.............................  32

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001,
and 2000 and for the Cumulative Period From March 14, 1992 (inception) to December
31, 2002.................................................................................  33

Consolidated Statements of Stockholders' Equity/(Deficit) for the Years Ended
December 31, 2002, 2001, and 2000 and for the Cumulative Period From March 14, 1992
(inception) to December 31, 2002.........................................................  34

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001,
and 2000 and for the Cumulative Period From March 14, 1992 (inception) to December
31, 2002.................................................................................  36

Notes to Consolidated Financial Statements for the Years Ended December 31, 2002,
2001, and 2000 and for the Cumulative Period From March 14, 1992 (inception) to
December 31, 2002........................................................................  38


                          Independent Auditors' Report



The Board of Directors
Hemoxymed, Inc.:


We have audited the accompanying consolidated balance sheets of Hemoxymed, Inc. (a company in the development stage) (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2002 and for the period from March 14, 1992 (date of inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemoxymed, Inc. (a company in the development stage) as of December 31, 2002, and 2001, and the results of its operations and itscash flows for each of the years in the three year period ended December 31, 2002 and for the period from March 14, 1992 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG LLP

March 14, 2003
Chicago, Illinois

                                 HEMOXYMED, INC.
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                   December 31,
                                                                         -----------------------------
                                                                             2002             2001
                                                                         ------------     ------------
Assets
Current assets:
   Cash and cash equivalents ........................................    $    202,877     $     43,772
   Accounts receivable ..............................................         205,245            2,460
   Prepaids and other current assets ................................          45,093               --
                                                                         ------------     ------------
     Total current assets ...........................................         453,215           46,232
                                                                         ------------     ------------

Property and equipment:
   Furniture, equipment and leaseholds ..............................       2,064,005        2,064,005
   Accumulated depreciation .........................................      (2,054,641)      (2,035,994)
                                                                         ------------     ------------
     Net property and equipment .....................................           9,364           28,011
                                                                         ------------     ------------

Other assets:
   Deposits .........................................................          14,718           14,718
                                                                         ------------     ------------
     Total other assets .............................................          14,718           14,718
                                                                         ------------     ------------

        Total assets ................................................    $    477,297     $     88,961
                                                                         ============     ============

Liabilities and stockholders' deficit
Current liabilities:
   Accounts payable .................................................    $    254,283     $    334,015
   Loans payable ....................................................       1,010,000          115,000
   Deferred research agreement revenues .............................         200,000               --
   Accrued wages ....................................................         293,310          278,125
   Accrued collaborator payments ....................................         124,026            5,038
   Accrued consultant fees ..........................................         121,800           16,200
   Other accrued expenses ...........................................         203,993          143,010
                                                                         ------------     ------------
     Total current liabilities ......................................       2,207,412          891,388
                                                                         ------------     ------------

Stockholders' deficit:
   Common stock, par value $0.0025: authorized shares, 50,000,000;
     issued and outstanding shares, 47,701,098 and 15,460,411 in 2002
     and 2001, respectively .........................................         119,253           38,651
   Treasury stock ...................................................         (10,614)              --
   Additional paid in capital .......................................      30,651,984       28,719,705
   Deficit accumulated during the development stage .................     (32,490,738)     (29,560,783)
                                                                         ------------     ------------
   Total stockholders' deficit ......................................      (1,730,115)        (802,427)
                                                                         ------------     ------------

        Total liabilities and stockholders' deficit   ...............    $    477,297     $     88,961
                                                                         ============     ============



          See accompanying notes to consolidated financial statements.

                                 HEMOXYMED, INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                 Period from
                                                                                                 Mar. 14, 1992
                                                           Year Ended December 31,              (inception) to
                                                  2002             2001             2000         Dec. 31, 2002
                                              ------------     ------------     ------------     ------------
Research agreement revenues ..............    $         --     $         --     $         --     $    500,000
Grant revenues ...........................              --               --               --          669,022
                                              ------------     ------------     ------------     ------------
                                                        --               --               --        1,169,022
                                              ------------     ------------     ------------     ------------

Operating expenses:
   Research and development ..............       1,779,689        1,265,298        1,180,838       22,048,718
   General and administrative ............       1,076,401          784,181        1,008,296        7,896,885
   Loss on impairment of intangible assets              --               --               --          411,016
   Net writedown of leasehold improvements
                                                        --               --               --        1,406,057
                                              ------------     ------------     ------------     ------------
      Total operating expenses ...........       2,856,090        2,049,479        2,189,134       31,762,676
                                              ------------     ------------     ------------     ------------


Operating loss ...........................      (2,856,090)      (2,049,479)      (2,189,134)     (30,593,654)
                                              ------------     ------------     ------------     ------------

Other (income) expense:
   Interest expense ......................          22,349          161,942           37,565          359,735
   Interest income .......................            (136)          (8,237)         (13,546)        (704,387)
   Amortization of debt discount .........           7,379           82,823          182,635          272,837
   Beneficial conversion of debt to equity          44,273          229,799               --          274,072
   Inducement to convert debt to equity ..              --        1,631,107               --        1,631,107
   Other (income) expense ................              --               --             (250)          63,720
                                              ------------     ------------     ------------     ------------
     Total other expense .................          73,865        2,097,434          206,404        1,897,084
                                              ------------     ------------     ------------     ------------

Net loss .................................    $ (2,929,955)    $ (4,146,913)    $ (2,395,538)    $(32,490,738)
                                              ============     ============     ============     ============

Basic and diluted:
   Net loss per share ....................    $      (0.10)    $      (0.53)    $      (0.24)    $      (4.10)
   Weighted average shares ...............      28,047,014       11,247,599        9,793,996        8,371,396



          See accompanying notes to consolidated financial statements

                                 HEMOXYMED, INC.
                          (a development stage company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
       FOR THE PERIOD FROM MARCH 14, 1992 (INCEPTION) TO DECEMBER 31, 2002




                                                                                                 Additional
                                                                   Common          Treasury        Paid in
                                                  Shares            Stock           Stock          Capital
                                               ------------     ------------     ------------    ------------
Issuance of Common Stock ..................         372,682     $        932     $         --    $       (332)
Net loss ..................................              --               --               --              --
                                               ------------     ------------     ------------    ------------
Balance at December 31, 1992 ..............         372,682              932               --            (332)
Issuance of  Common Stock  ................         434,793            1,087               --            (387)
Issuance of Preferred Stock,
  subsequently converted to Common Stock ..         165,936              415               --       1,201,750
Issuance of Preferred Stock,
  subsequently converted to Common Stock ..         762,066            1,905               --       5,640,172
Issuance of Common Stock upon conversion of
   note and accrued interest ..............         368,322              921               --       2,964,005
Net loss ..................................              --               --               --              --
                                               ------------     ------------     ------------    ------------
Balance at December 31, 1993 ..............       2,103,799            5,260               --       9,805,208
Issuance of Preferred Stock,
  subsequently converted to Common Stock ..         533,020            1,333               --       4,006,404
Retirement of Common Stock ................          (1,887)              (5)              --         (13,663)
Net loss ..................................              --               --               --              --
                                               ------------     ------------     ------------    ------------
Balance at December 31, 1994 ..............       2,634,932            6,588               --      13,797,949
Issuance of Preferred Stock,
  subsequently converted to Common Stock ..         493,801            1,235               --         748,765
Issuance of Preferred Stock upon conversion of
   bridge loan and accrued interest,
   subsequently converted to Common Stock .         689,179            1,723               --       1,005,840
Net loss ..................................              --               --               --              --
                                               ------------     ------------     ------------    ------------
Balance at December 31, 1995 ..............       3,817,912            9,546               --      15,552,554
Issuance of Preferred Stock,
  subsequently converted to Common Stock ..       4,957,145           12,393               --       6,864,881
Issuance of Common Stock ..................          31,802               80               --          96,524
Net loss ..................................              --               --               --              --
                                               ------------     ------------     ------------    ------------
Balance at December 31, 1996 ..............       8,806,859           22,019               --      22,513,959
Issuance of Common Stock in connection with
   acquisition of intangible assets .......         131,682              329               --         399,671
Net loss ..................................              --               --               --              --
                                               ------------     ------------     ------------    ------------
Balance at December 31, 1997 ..............       8,938,541           22,348               --      22,913,630
Net loss ..................................              --               --               --              --
                                               ------------     ------------     ------------    ------------
Balance at December 31, 1998 ..............       8,938,541           22,348               --      22,913,630
Net loss ..................................              --               --               --              --
                                               ------------     ------------     ------------    ------------
Balance at December 31, 1999 ..............       8,938,541           22,348               --      22,913,630
Issuance of Preferred Stock,
  subsequently converted to Common Stock ..       1,466,495            3,666               --         983,614
Issuance of warrants to purchase shares of
  Common Stock ............................              --               --               --          83,406
Extension of warrants to purchase shares of
  Common Stock.............................              --               --               --         154,685
Stock options granted to non-employees ....              --               --               --         315,976
Net loss ..................................              --               --               --              --
                                               ------------     ------------     ------------    ------------
Balance at December 31, 2000 ..............      10,405,036           26,014               --      24,451,311


                                                     Deficit
                                                 Accumulated         Total
                                                  During the      Stockholders
                                                 Development         Equity
                                                    Stage          (Deficit)
                                                 ------------     ------------
Issuance of Common Stock ..................      $         --     $        600
Net loss ..................................          (922,746)        (922,746)
                                                 ------------     ------------
Balance at December 31, 1992 ..............          (922,746)        (922,146)
Issuance of Common Stock   ................                --              700
Issuance of  Preferred Stock,
  subsequently converted to Common Stock ..                --        1,202,165
Issuance of  Preferred Stock,
  subsequently converted to Common Stock ..                --        5,642,077
Issuance of Common Stock upon conversion of
   note and accrued interest ..............                --        2,964,926
Net loss ..................................        (4,875,845)      (4,875,845)
                                                 ------------     ------------
Balance at December 31, 1993 ..............        (5,798,591)       4,011,877
Issuance of Preferred Stock,
  subsequently converted to Common Stock ..                --        4,007,737
Retirement of Common Stock ................                --          (13,668)
Net loss ..................................        (6,154,275)      (6,154,275)
                                                 ------------     ------------
Balance at December 31, 1994 ..............       (11,952,866)       1,851,671
Issuance of  Preferred Stock,
  subsequently converted to Common Stock ..                --          750,000
Issuance of Preferred Stock upon conversion of
   bridge loan and accrued interest,
   subsequently converted to Common Stock .                --        1,007,563
Net loss ..................................        (2,191,159)      (2,191,159)
                                                 ------------     ------------
Balance at December 31, 1995 ..............       (14,144,025)       1,418,075
Issuance of  Preferred Stock,
  subsequently converted to Common Stock ..                --        6,877,274
Issuance of Common Stock ..................                --           96,604
Net loss ..................................        (2,591,939)      (2,591,939)
                                                 ------------     ------------
Balance at December 31, 1996 ..............       (16,735,964)       5,800,014
Issuance of Common Stock in connection with
   acquisition of intangible assets .......                --          400,000
Net loss ..................................        (2,040,092)      (2,040,092)
                                                 ------------     ------------
Balance at December 31, 1997 ..............       (18,776,056)       4,159,922
Net loss ..................................        (2,549,920)      (2,549,920)
                                                 ------------     ------------
Balance at December 31, 1998 ..............       (21,325,976)       1,610,002
Net loss ..................................        (1,692,356)      (1,692,356)
                                                 ------------     ------------
Balance at December 31, 1999 ..............       (23,018,332)         (82,354)
Issuance of  Preferred Stock,
  subsequently converted to Common Stock ..                --          987,280
Issuance of warrants to purchase shares of
  Common Stock ............................                --           83,406
Extension of warrants to purchase shares of
  Common Stock.............................                --          154,685
Stock options granted to non-employees ....                --          315,976
Net loss ..................................        (2,395,538)      (2,395,538)
                                                 ------------     ------------
Balance at December 31, 2000 ..............       (25,413,870)        (936,545)





                                                                                           Common          Treasury
                                                                           Shares           Stock            Stock
                                                                        ------------     ------------     ------------
Issuance of Common Stock upon conversion of bridge loans and accrued
   interest ........................................................       4,474,649           11,185               --
Issuance of Common Stock ...........................................         580,726            1,452               --
Stock options granted to non-employees .............................              --               --               --
Issuance of warrants to purchase shares of Common Stock ............              --               --               --
Stock options reissued to adjust exercise term .....................              --               --               --
Beneficial conversion feature of convertible debt ..................              --               --               --
Induced conversion of convertible debt .............................              --               --               --
Net loss ...........................................................              --               --               --
                                                                        ------------     ------------     ------------
Balance at December 31, 2001 .......................................      15,460,411           38,651               --
Issuance of Common Stock upon conversion of bridge loans, accrued
   interest, other payables and as payment for services ............       7,201,971           18,005               --
Issuance of Common Stock upon conversion of warrants ...............         156,859              392               --
Stock options granted to non-employees .............................              --               --               --
Repurchase of Common Stock .........................................         (23,294)             (58)         (10,614)
Merger between Hemoxymed, Inc. and Molecular Geriatrics
   Corporation .....................................................      24,905,151           62,263               --
Issuance of warrants to purchase shares of Common Stock ............              --               --               --
Net loss ...........................................................              --               --               --
                                                                        ------------     ------------     ------------
Balance at December 31, 2002 .......................................      47,701,098     $    119,253     $    (10,614)
                                                                        ============     ============     ============

                                                                                           Deficit
                                                                                         Accumulated         Total
                                                                         Additional       During the     Stockholders
                                                                           Paid in       Development        Equity
                                                                           Capital          Stage          (Deficit)
                                                                        ------------     ------------     ------------
Issuance of Common Stock upon conversion of bridge loans and accrued
   interest ........................................................       2,027,696               --        2,038,881
Issuance of Common Stock ...........................................         211,048               --          212,500
Stock options granted to non-employees .............................          77,344               --           77,344
Issuance of warrants to purchase shares of Common Stock ............          27,367               --           27,367
Stock options reissued to adjust exercise term .....................          64,033               --           64,033
Beneficial conversion feature of convertible debt ..................         229,799               --          229,799
Induced conversion of convertible debt .............................       1,631,107               --        1,631,107
Net loss ...........................................................              --       (4,146,913)      (4,146,913)
                                                                        ------------     ------------     ------------
Balance at December 31, 2001 .......................................      28,719,705      (29,560,783)        (802,427)
Issuance of Common Stock upon conversion of bridge loans, accrued
   interest, other payables and as payment for services ............       1,792,878               --        1,810,883
Issuance of Common Stock upon conversion of warrants ...............          35,536               --           35,928
Stock options granted to non-employees .............................           6,136               --            6,136
Repurchase of Common Stock .........................................              58               --          (10,614)
Merger between Hemoxymed, Inc. and Molecular Geriatrics
   Corporation .....................................................         (62,263)              --               --
Issuance of warrants to purchase shares of Common Stock ............         159,934               --          159,934
Net loss ...........................................................              --       (2,929,955)      (2,929,955)
                                                                        ------------     ------------     ------------
Balance at December 31, 2002 .......................................    $ 30,651,984     $(32,490,738)    $ (1,730,115)
                                                                        ============     ============     ============


          See accompanying notes to consolidated financial statements

                                 HEMOXYMED, INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               Period from
                                                                                                              Mar. 14, 1992
                                                                      Year Ended December 31,                (inception) to
                                                               2002             2001             2000         Dec. 31, 2002
                                                           ------------     ------------     ------------     ------------
Cash flows from operating activities:
  Net loss ............................................    $ (2,929,955)    $ (4,146,913)    $ (2,395,538)    $(32,490,738)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization ..................          18,648           42,737           72,346        2,539,734
       Non-cash expense for warrant and option
           compensation to non-employees ..............         466,229          141,377          498,611          923,582
       Non-cash interest expense ......................           7,379           82,823               --          272,837
       Non-cash expense for beneficial conversion
           of debt ....................................          44,273          229,799               --          274,072
       Non cash expense for induced conversion
           of debt ....................................              --        1,631,107               --        1,631,107
       Amortization of intangible assets ..............              --               --               --          328,812
       Loss on writedown of leasehold
           Improvements ...............................              --               --               --        1,406,057
       Loss on impairment of intangible assets ........              --               --               --          411,016
       Gain on sale of equipment ......................              --               --             (250)            (250)
       Issuance of common stock for services ..........         635,000          156,454               --          791,454
       Changes in assets and liabilities:
       Restricted asset ...............................              --          250,800          (32,792)              --
       Accounts receivable ............................        (202,785)            (660)          (1,800)          (1,955)
       Prepaids and other assets ......................         (45,093)              --              464          (45,093)
       Accounts payable ...............................         (79,732)         243,388           45,095          350,887
       Deferred research agreement revenues ...........         200,000               --               --          200,000
       Accrued wages ..................................          15,185          143,125          135,000          293,310
       Accrued collaborator payments ..................         118,988            5,038               --          124,026
       Accrued consultant fees ........................         105,600           16,200               --          121,800
       Other accrued expenses .........................          60,982           77,746           38,563          234,800
                                                           ------------     ------------     ------------     ------------
Net cash used in operating activities .................      (1,585,281)      (1,126,979)      (1,640,301)     (22,634,542)
                                                           ------------     ------------     ------------     ------------

Cash flows from investing activities:
       Acquisition of investment securities ...........              --               --               --       (9,138,407)
       Redemption of investment securities ............              --               --               --        9,138,407
       Acquisition of intangible assets ...............              --               --               --         (339,829)
       (Acquisition of) sale of equipment and
           leasehold improvements, net ................              --           (1,508)         (21,757)      (3,952,784)
                                                           ------------     ------------     ------------     ------------
   Net cash used in investing
       Activities .....................................              --           (1,508)         (21,757)      (4,292,613)
                                                           ------------     ------------     ------------     ------------

Cash flows from financing activities:
Proceeds from issuance of Preferred Stock .............              --               --          649,272       12,193,559
Proceeds from issuance of Common Stock ................         745,000          212,500               --       11,616,977
Advances from director ................................              --               --               --          120,000
Net proceeds of notes payable .........................              --         (250,800)         250,800               --

Proceeds from issuance of promissory loans payable.....       1,010,000        1,024,500          940,000        2,974,500
Payments to repurchase Common Stock ...................         (10,614)              --               --          (10,614)
Payments received on employee stock purchase notes ....              --               --               --          235,610
                                                           ------------     ------------     ------------     ------------
Net cash provided by financing activities .............       1,744,386          986,200        1,840,072       27,130,032
                                                           ------------     ------------     ------------     ------------

Net increase (decrease) in cash .......................         159,105         (142,287)         178,014          202,877

Cash beginning of period ..............................          43,772          186,059            8,045               --
                                                           ------------     ------------     ------------     ------------

Cash end of period ....................................    $    202,877     $     43,772     $    186,059     $    202,877
                                                           ============     ============     ============     ============

Supplemental cash flow information:
Cash paid for interest ................................    $      1,706     $      2,242     $         --     $     38,937
                                                           ============     ============     ============     ============

Supplemental disclosure of non cash investing and financing activities:

Issuance of stock for prior services ..................    $    115,000     $     97,236     $    339,304     $  4,149,521
                                                           ============     ============     ============     ============
Intangible assets acquired in exchange for stock ......    $         --     $         --     $         --     $    400,000
                                                           ============     ============     ============     ============


See accompanying notes to consolidated financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies

     (a) Organization and Basis of Presentation

     On September 10, 2002, Hemoxymed established a strategic alliance through the closing of its merger (the "Merger") with Molecular Geriatrics Corporation ("MGC"). Under the terms of the Merger, Hemoxymed acquired all of MGC's outstanding common stock, options and warrants from MGC holders in exchange for Hemoxymed's issuance and delivery to MGC shareholders, optionholders and warrantholders of approximately 22,800,000 new, unregistered shares of Hemoxymed common stock plus options and warrants to purchase approximately 4,830,000 shares of Hemoxymed common stock. Immediately following the closing, Hemoxymed had approximately 47,700,000 shares of common stock issued and outstanding plus options and warrants to purchase approximately 7,400,000 shares of common stock, of which Hemoxymed and MGC holders each own approximately 50%, on a fully diluted basis. The Merger Agreement further provided that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies.

     This transaction has been accounted for as a reverse merger. MGC is continuing as the primary operating entity under the Hemoxymed name, and its historical financial statements have replaced those of Hemoxymed.

     Hemoxymed  is  a  development  stage  biopharmaceutical  company  with  two wholly-owned operating subsidiaries. One of the wholly-owned operating subsidiaries is MGC, a development stage biopharmaceutical company incorporated in November 1991 to develop diagnostics to detect, and therapeutics to treat, Alzheimer's disease.

     The other wholly-owned operating subsidiary is Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs.

     The consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," which requires development stage companies to employ the same accounting principles as operating companies.

     (b) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, Molecular Geriatrics Corporation and Hemoxymed, SAS. All significant intercompany balances and transactions have been eliminated.

     (c) Liquidity

     The Company has incurred recurring losses since its inception and expects to incur substantial additional research and development costs prior to reaching profitability. The Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through private and/or public financing or collaborative or other arrangements with corporate partners. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Should the plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital or reevaluate its operating plans, which may include cessation of its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include adjustments that might result from the outcome of this uncertainty (see Note 12 for subsequent event disclosures).

     (d) Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The Company maintains cash at financial institutions from time to time in excess of the Federal Depository Insurance Corporation (FDIC) insured limit.

     (e) Revenue Recognition

     Research agreement revenues and grant revenues are recognized when earned. Research agreement revenues represent funds received from pharmaceutical and/or biotech companies to license the Company's technology. Grant revenues represent funds received from certain government agencies for costs expended to further research on the subject of the grant.

     (f) Equipment and Leasehold Improvements

     Equipment and leasehold improvements are recorded at cost. Depreciation of equipment is calculated using accelerated methods over their useful lives, approximating five to seven years. Amortization of leasehold improvements is provided on the straight-line method over the remaining lease term.

     (g) Research and Development

     All research and development costs are expensed as incurred and include salaries of, and expenses related to, employees and consultants who conduct research and development. Costs related to the acquisition of technology rights and patents, for which development work is in process, are expensed and considered a component of research and development costs.

     (h) Income Taxes

     Under  the asset  and  liability  method  of SFAS No.  109,  the  Company's deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.

     (i) Stock Option Plan

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Certain disclosures required by SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, an amendment of SFAS No. 123, are included in the notes to these financial statements.

     The Company accounts for its stock-based compensation plans using the intrinsic value method of accounting for options granted to employees. There was no compensation cost for options granted to employees included in the Company's net loss in 2002, 2001, and 2000. An alternative to the intrinsic value method is the fair value method. Had the Company used the fair value method, pro forma net loss and loss per share would have been:

                                                      2002              2001          2000
                                                 -------------     -------------   -----------
Net loss: As reported                              ($2,929,955)    ($4,146,913)    ($2,395,538)
Pro forma compensation cost of options issued         (479,095)       (559,064)       (439,242)
                                                 -------------     -----------     -----------
       Pro forma                                   ($3,409,050)    ($4,705,977)     (2,834,780)
                                                 =============     ===========     ===========

Basic loss per share: As reported                       ($0.10)        ($ 0.53)         ($0.24)
Pro forma compensation cost of options issued            (0.02)          (0.05)          (0.04)
                                                 -------------     -----------     -----------
       Pro forma                                        ($0.12)         ($0.58)         ($0.28)
                                                 =============     ===========     ===========


     The weighted  average  estimated fair value of the options granted in 2002,
2001  and  2000  was  $0.09,  $0.17  and  $0.89,  respectively,   based  on  the
Black-Scholes valuation model using the following assumptions:

                                     2002        2001        2000
                                   -------     -------     -------

Risk-free interest rate               3.75%       3.75%       5.15%
Dividend yield                        0.00%       0.00%       0.00%
Expected volatility                  75.00%      75.00%      75.00%
Expected life in years, average          4           4           4

     (j) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period, to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     (k) Computation of Net Loss per Share

     Net loss per share is based on the weighted average number of common shares outstanding with potential equivalent shares from stock options and warrants excluded from the computation because their effect is antidilutive. The Company had 4,582,636 stock options and 2,758,109 warrants outstanding to issue common stock at December 31, 2002.

Note 2 - Merger
---------------

     On September 10, 2002, Hemoxymed established a strategic alliance through the closing of its merger (the "Merger") with Molecular Geriatrics Corporation ("MGC"). Under the terms of the Merger, Hemoxymed acquired all of MGC's outstanding common stock, options and warrants from MGC holders in exchange for Hemoxymed's issuance and delivery to MGC shareholders, optionholders and warrantholders of approximately 22,800,000 new, unregistered shares of Hemoxymed common stock plus options and warrants to purchase approximately 4,830,000 shares of Hemoxymed common stock. Immediately following the closing, Hemoxymed had approximately 47,700,000 shares of common stock issued and outstanding plus options and warrants to purchase approximately 7,400,000 shares of common stock, of which Hemoxymed and MGC holders each own approximately 50%, on a fully diluted basis. The Merger Agreement further provided that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies.

     This transaction has been accounted for as a reverse merger. MGC is continuing as the primary operating entity under the Hemoxymed name and its historical financial statements have replaced those of Hemoxymed. The operating results of Hemoxymed are included from September 10, 2002, the date of the Merger, through December 31, 2002. The purchase price was equal to the net assets of Hemoxymed acquired on September 10, 2002, the date of the Merger. The pro forma results of operations data for the years ended December 31, 2002 and 2001, as if the merger had occurred at the beginning of each period, appears below:

                      For the year ended December 31,
                           2002              2001
                      -------------     -------------
Net loss              $  (3,668,855)    $  (5,305,999)

Net loss per share    $       (0.08)    $       (0.17)


     The fair value of Hemoxymed's assets and liabilities at the acquisition date are as follows:

Cash                         $ 16,442
Other current assets           77,457
Total current liabilities     (61,491)
                             --------
Net assets                   $ 32,408
                             ========

The purchase price, plus the acquisition costs, was $32,408, which was equal to the fair value of net assets acquired.

Note 3 - Equipment and Leasehold Improvements

     Equipment and leasehold improvements consist of the following:

                                  December 31, 2002       December 31, 2001
                                  -----------------       -----------------
Equipment                           $ 1,979,392              $ 1,979,392
Leasehold improvements                   84,613                   84,613
                                    -----------              -----------
                                      2,064,005                2,064,005
Less accumulated depreciation
   and amortization                  (2,054,641)              (2,035,994)
                                    -----------              -----------

                                    $     9,364              $    28,011
                                    ===========              ===========

     Depreciation and amortization expense amounted to $18,648, $42,737 and $72,346 for the years ended December 31, 2002, 2001 and 2000, respectively. Depreciation and amortization expense amounted to $2,539,734 since the Company's inception.

Note 4 - Warrants

     The Company issued warrants to investors in conjunction with funds raised in December 1995. These warrants had an original expiration date of December 2000. During 2000, these warrants were extended until December 2001. Compensation expense related to this extension was $154,685 in 2000. These warrants expired, unexercised, in December 2001.

     The Company issued warrants to investors in conjunction with funds raised in August through November 2000. Compensation expense related to the issuance of these warrants was $83,406 in 2000. These warrants were converted to shares of Common Stock in the 2001 Recapitalization (see note 5).

     The Company issued warrants to investors in conjunction with funds raised in February through December 2001. Compensation expense related to the issuance of these warrants was $27,367 in 2001. The majority of these warrants were converted to shares of Common Stock in the 2001 Recapitalization (see note 5). Total compensation expense of $351,811 was recognized upon the conversion of all the warrants in 2002. Of these warrants, 220,945 remain outstanding at December 31, 2002, with an exercise price of $0.15 per share. These warrants expire in December 2006.

     Hemoxymed, prior to the Merger date, issued 1,737,164 warrants to previous investors in the Company. These warrants have an exercise price of $0.0001 per share, and expire in September 2007.

     The Company issued 800,000 warrants to an entity controlled by the two largest shareholders of Hemoxymed (prior to the Merger), in lieu of compensation. Compensation expense related to the issuance of these warrants was $159,934 in 2002. These warrants have an exercise price of $0.20 per share, and expire in September 2007.

     As of December 31, 2002, the Company has reserved 2,758,109 shares of Common Stock for the exercise and conversion of the warrants described above. Warrants were issued in connection with the initial public offering of Ophidian Pharmaceuticals, Inc., a predecessor or Hemoxymed. These warrants expire in May 2003. Based on the Company's calculation, there are approximately 6,500,000 warrants with an exercise price of $2.39. This exercise price is far in excess of the Company's current stock price, thus, these warrants have not been included in the reserved total discussed above.

Note 5 - Stockholders' Equity
-----------------------------

     The stockholders' equity information presented in these financial statements reflects the retroactive recognition of the effects of the Merger (see Note 2), and of the two recapitalizations of the Company's capital structure, the "2001 Recapitalization", which became effective in November, 2001 and the "1996 Recapitalization", which became effective in March, 1996. The 2001 Recapitalization consisted of (i) the conversion of each share of outstanding Series C Convertible Preferred Stock of the Company into two shares of Common Stock, (ii) the conversion of each share of outstanding Series D Convertible Preferred Stock of the Company into three and one-third shares of Common Stock,
(iii) the conversion of convertible debt plus accrued interest into five shares of Common Stock for each $1.50 of convertible debt, and (iv) an increase in the number of authorized shares of Common Stock from 20,000,000 to 50,000,000. The 1996 Recapitalization consisted of (i) the conversion of each share of outstanding Series A Convertible Preferred Stock and Series B Convertible
Preferred Stock of the Company into one share of Common Stock, (ii) a 1.0-for-10.6 reverse split of the outstanding shares of Common Stock, and (iii) a reduction in the number of authorized shares of Common Stock and Preferred Stock from 50,000,000 to 20,000,000 and 35,000,000 to 15,000,000, respectively.

     Pursuant to the terms of the General Corporation Law of the State of Delaware, the Company's Restated Certificate of Incorporation and the Certificates of Designation of the Series C and Series D Convertible Preferred Stock, the increase in authorized shares in the 2001 Recapitalization was approved by the consent of a majority of the aggregate voting power of the holders of the outstanding Common Stock and the Series C and Series D Convertible Preferred Stock. The conversion of the Series C and Series D Convertible Preferred Stock was approved by a majority of the respective holders of such shares voting separately as a class. The conversion of the convertible debt was approved by the individual debt holder.

     In December 2002, the Board of Directors approved an increase in the number of authorized shares from 50,000,000 to 205,000,000; consisting of 200,000,000 Common Shares and 5,000,000 Preferred Shares. Shareholder approval for this increase has not yet been obtained.

     In conjunction with the Merger, each outstanding share of MGC Common Stock was exchanged for .658394 shares of Hemoxymed Common Stock and each outstanding MGC warrant and stock option was exchanged for .658394 Hemoxymed warrants and stock options.

Original issuances of Preferred Stock

     In July 1993, the Company issued 2,671,478 shares of Series A Convertible Preferred Stock ("Series A"). These shares were subsequently converted to 165,936 shares of Common Stock.

     In September through December 1993, the Company issued l2,269,000 shares of Series B Convertible Preferred Stock ("Series B"). These shares were subsequently converted to 762,066 shares of Common Stock.

     In March through May 1994, the Company issued 8,851,400 shares of Series B. These shares were subsequently converted to 533,020 shares of Common Stock.

     In December 1995, the Company issued 375,000 shares of Series C Convertib1e Preferred Stock ("Series C"). These shares were subsequently converted to 493,801 shares of Common Stock.

     In December 1995, the Company issued 523,371 shares of Series C. These shares were subsequently converted to 689,179 shares of Common Stock.

     In  March  through July 1996, the Company issued 3,764,550 shares of Series
C.  These shares were subsequently converted to 4,957,145 shares of Common
Stock.

     In January through May 2000, the Company issued 668,202 shares of Series D Convertible Preferred Stock ("Series D"). These shares were subsequently converted to 1,466,495 shares of Common Stock.

     In the Consolidated Statements of Stockholders' Equity, the Company has elected to present the issuance of Preferred Stock, which was subsequently converted to Common Stock, as Common Stock as of the date of the issuance of the Preferred Stock.

Note 6 - Stock Option Plan
--------------------------

     Prior to the merger, both Hemoxymed and MGC had stock option plans. As of December 31, 2002, the Board of Directors approved a stock option plan identical to the MGC pre-merger plan, with an increase in the number of options in the plan to 12,000,000. Shareholder approval has not yet been obtained.

     Prior to the Merger, MGC had adopted, on July 1, 1993, and the stockholders approved, a stock option plan (the "Plan") under which officers, employees, directors and consultants may be granted incentive or non-qualified stock options to acquire common stock. The incentive stock options granted under the Plan are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986. The exercise price of each option is no less than the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options typically vest over a four year period. The maximum number of shares of Common Stock available for issuance under the Plan was 424,529 which reflects the retroactive restatement of the 1.0 for 10.6 reverse stock split (see Note 5).

     On January 31, 1996 the Board of Directors approved three actions regarding the Company's Stock Option Plan: (i) an amendment to increase the number of options available under the Plan to 1,500,000; (ii) the granting of 1,055,000 options to the Company's officers, directors, employees, and key consultants; and (iii) the reduction in the exercise price from $5.30 to $1.00 for 40,094 of the 115,566 options then outstanding and being held by officers, directors, employees and one consultant of the Company. On October 7, 1996, the Board of Directors approved an amendment to increase the number of options in the Plan to 2,000,000. The amendment to increase the number of options in the Plan to 2,000,000 was approved by the consent of a majority of the aggregate voting power of the holders of the outstanding Common Stock and the Series C Convertible Preferred Stock in January, 1997. On November 16, 2000, the Board of Directors approved an amendment to increase the number of options in the Plan to 4,000,000. On October 22, 2001, the Board of Directors approved an amendment to increase the number of options in the Plan to 7,000,000.

     In November, 2000, the Board of Directors granted 998,784 options exercisable at $1.50 per share which vest one-fourth immediately and one-fourth per year beginning November, 2001. Non-employees were granted 169,210 of these options. Compensation expense of $315,976 was recorded to reflect the fair value of options issued to non-employees during 2000.

     In April, 2001, management issued non-qualifying stock options to two former employees to replace the incentive stock options previously granted. All terms of these options remained the same. Compensation expense of $64,033 was recorded to reflect the fair value of these options.

     In  April,  2001,  the  Board of  Directors  granted  13,168  options  to a
non-employee   exercisable  at  $1.50  per  share  which  vest  monthly  over  a twenty-four month period.

     In July, 2001, the Board of Directors granted 6,584 options exercisable at $1.50 per share which vest one-fourth per year beginning July, 2002.

     In November, 2001, the Board of Directors granted 2,050,904 options exercisable at $0.30 per share which vest one-fourth immediately and one-fourth per year beginning November, 2002. Non-employees were granted 144,850 of these options. Compensation expense of $77,344 was recorded to reflect the fair value of options issued to non-employees during 2001.

     In June, 2002, the Board of Directors granted 434,172 options exercisable at $0.15 per share which vest one-fourth immediately and one-fourth per year beginning in June, 2003.

     In June, 2002, the Board of Directors approved adjusting the exercise price of approximately 3,950,000 options to $0.15 per share. This triggered variable accounting for these stock options until they are exercised. There was no income or expense included in the Company's net loss for 2002 due to variable accounting for these stock options.

     In conjunction with the Merger, each outstanding MGC stock option was exchanged for .658394 Hemoxymed stock options.

     As of December 31, 2002, 4,582,636 options were outstanding (2,995,720 were fully vested and exercisable) at prices ranging from $0.15 to $5.30 per share.


     A summary of the status of the Company's stock option plan as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates is presented below:


                                2002                             2001                            2000
                    ----------------------------    ----------------------------    -----------------------------
                                    Weighted-                       Weighted-                       Weighted-
                                Average-Exercise                Average Exercise                 Average Exercise
                    Options          Price          Options          Price          Options           Price
                    -------          -----          -------          -----          -------           -----
Outstanding at
 beginning of
 year              4,174,628        $0.90           2,117,140        $1.48          1,128,232        $1.47


Granted              434,172          .15           2,070,656          .31            998,784         1.50


Reduction  in
 exercise price                      (.59)


Exercised                  -                                -                               -


Forfeited           (26,164)          .15            (13,168)         1.50            (9,876)         1.33
                   ---------          ---           ---------         ----          ---------         ----


Outstanding at
 end of year       4,582,636        $0.24           4,174,628        $0.90          2,117,140        $1.48
                   =========        =====           =========        =====          =========        =====


Options
exercisable at
end of year        2,995,720                        2,128,796                       1,294,776
                   =========                        =========                       =========

                                          December 31, 2002
           -----------------------------------------------------------------------------

                           Number                Weighted-Avg.             Number
           Exercise        Outstanding at        Remaining                 Exercisable at
           Price           Dec. 31, 2002         Contractual Life          Dec. 31, 2002
           -----           -------------         ----------------          -------------
            $0.15            4,399,052                7.6 years              2,815,427
             1.00               72,661                3.1 years                 72,661
             1.50               19,752                8.1 years                 16,461
             2.00               41,479                4.9 years                 41,479
             5.30               49,692                3.1 years                 49,692
                             ---------                                       ---------
                             4,582,636                                       2,995,720
                             =========                                       =========
           Weighted average exercise price for number of options exercisable     $0.29
                                                                                 =====



                                          December 31, 2001
           -----------------------------------------------------------------------------
                           Number                Weighted-Avg.             Number
           Exercise        Outstanding at        Remaining                 Exercisable at
           Price           Dec. 31, 2001         Contractual Life          Dec. 31, 2001
           -----           -------------         ----------------          -------------

            $0.30            2,050,903                9.8 years                512,700
             1.00              763,819                4.1 years                763,819
             1.50            1,005,375                8.1 years                497,746
             2.00              304,839                6.1 years                304,839
             5.30               49,692                4.1 years                 49,692
                             ---------                                       ---------
                             4,174,628                                       2,128,796
                             =========                                       =========
           Weighted average exercise price for number of options exercisable     $1.19
                                                                                 =====



                                          December 31, 2000
           -----------------------------------------------------------------------------
                           Number                Weighted-Avg.             Number
           Exercise        Outstanding at        Remaining                 Exercisable at
           Price           Dec. 31, 2000         Contractual Life          Dec. 31, 2000
           -----           -------------         ----------------          -------------

            $1.00              757,241                5.1 years                757,241
             1.50              998,784                9.1 years                249,696
             2.00              311,423                7.1 years                238,147
             5.30               49,692                5.1 years                 49,692
                             ---------                                       ---------
                             2,117,140                                       1,294,776
                             =========                                       =========
           Weighted average exercise price for number of options exercisable     $1.45
                                                                                 =====


Note 7 - Loans Payable
----------------------

     Loans payable consist of the following:

                                December 31, 2002  December, 31, 2001
                                -----------------  ------------------
     Convertible Investor
         Bridge Loans              $1,010,000                --

     Convertible Loans from
         Officers                          --        $  115,000
                                   ----------        ----------

                                   $1,010,000        $  115,000
                                   ==========        ==========


     The investor bridge loans, plus accrued interest, are automatically converted into Common Stock when a minimum of $3,000,000 is raised in a subsequent private placement. The conversion rate is equal to 50% of the per share price in this subsequent private placement. Accrued interest on these loans at December 31, 2002 and 2001 was $13,594 and $0, respectively.

     The convertible loans from officers at December 31, 2001 were converted to Common Stock in June 2002.

Note 8 - Employee Savings Plan
------------------------------

     The Company sponsors a defined contribution benefit plan (the "Savings Plan") which qualifies under Section 401(k) of the Internal Revenue Code. The Savings Plan covers all eligible employees who are eighteen years of age and have completed six months of service with the Company. Employee contributions to the Savings Plan are based on percentages of employee compensation plus a discretionary matching contribution by the Company. Vesting in the Company's contributions is based on length of service over a five-year period. The Company amended the Savings Plan, effective January 1, 2001, to increase the Company match from 50% to 100% of the first 5% of the employee's deferral, subject to certain limitations. Contributions by the Company for the years ended December 31, 2002, 2001 and 2000 were $39,552, $38,022, and $15,056, respectively.


Note 9 - Income Taxes
---------------------

     No Federal or state income taxes have been provided for in the accompanying financial statements because of net operating losses incurred to date and the establishment of a valuation allowance equal to the amount of the Company's deferred tax assets. At December 31, 2002, the Company has net operating loss and research and development credit carryforwards for Federal income tax purposes of approximately $28,000,000 and $700,000, respectively. These carryforwards expire between 2007 and 2022. Changes in the Company's ownership may cause annual limitations on the amount of loss and credit carryforwards that can be utilized to offset income in the future.

     The net deferred tax assets as of December 31, 2002 and 2001 are summarized as follows:

                                              December 31, 2002      December, 31, 2001
                                              -----------------      ------------------
     Deferred tax assets:
         Depreciation                            $    279,000         $    300,000
         Net operating loss carryforwards          11,150,000           10,160,000
         Tax credit carryforwards                     700,000              650,000
                                                 ------------         ------------
                                                   12,129,000           11,110,000
     Valuation allowance                          (12,129,000)         (11,110,000)
                                                 ------------         ------------
            Net deferred tax assets              $         --         $         --
                                                 ============         ============


     The net change in the valuation allowance during 2002, 2001 and 2000 was an increase of $1,019,000, $820,000, and $750,000, respectively.

Note 10 - Commitments and Contingencies

     Operating Lease The Company operates out of a laboratory and office facility in Vernon Hills, Illinois. The original lease term was for sixty-three months through May 14, 2002 and included a renewal option for two additional five year periods. In May, 2002, the lease was extended for a five year period.

     The Company has a month-to-month lease on a small laboratory space in Lyon, France. Current monthly rental is 2,017 Euros, or approximately $2,200.

     Future minimum lease payments as of December 31, 2002 under the operating lease for the facility in Vernon Hills, Illinois are as follows:


Year ending December 31,              Amount
------------------------              ------

      2003                          $ 97,275
      2004                            97,275
      2005                           100,425
      2006                           102,000
      2007                            34,000
      Total                         $430,975
                                    ========


     Rental  expense,   including  allocated  operating  costs  and  taxes,  was
$124,955,  $119,249,  and $110,483 for the years ended December 31, 2002,  2001, and 2000, respectively.

     Collaboration, Consulting and Licensing Agreements
     --------------------------------------------------

     Under the terms of various license and collaborative research agreements with Albert Einstein College of Medicine ("AECOM") the Company is obligated to make semi annual maintenance payments and quarterly funding payments. In addition, the agreements call for royalty and revenue sharing agreements upon the sale and/or license of products or technology. In March, 2002, the Company renegotiated various terms of the AECOM agreements. AECOM received 1,097,324 (post merger) shares of Common Stock in exchange for $500,000 of various collaboration payments due. In addition, the new agreement reduced and restructured future maintenance and funding payments.

     The Company has a collaborative research agreement with the University of British Columbia ("UBC") through June 2003. This agreement can be extended by mutual agreement. In addition, the Company has an option agreement on a license agreement with UBC that obligates the Company to cover certain patent costs associated with the technology covered by the license agreement.

     Total expense for these outside research, collaboration and license agreements, included in research and development expenses, was $643,425, $135,826 and $148,023 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company has consulting agreements with its founding scientist at AECOM, which have terms through January, 2006, but in some instances, may be terminated at an earlier date by the Company. The Company also has a consulting agreement with a European researcher through March 2003. Expense for the consulting agreements, included in research and development expenses, was $129,600, $124,200 and $108,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company entered into a collaboration agreement in March, 1997. The collaboration agreement calls for the Company to provide certain knowledge and material to the collaboration. Any revenues derived from this collaboration will be divided among the parties based on conditions set forth in the agreement. The Company is obligated to pay a portion of any proceeds received from this collaboration, over and above expense reimbursement, to its Collaboration Partner.

     The Company entered into a licensing agreement in November, 1999 with AECOM. The license agreement allows the Company to sell and sublicense specified antibodies for cancer applications. Proceeds from any sales and/or sublicenses will be divided among the parties based on conditions set forth in the agreement.

     Future minimum payments, as of December 31, 2002, under the above agreements are as follows:

Year ending December 31,         Collaborations             Consulting
------------------------         --------------             ----------
      2003                        $  433,810                $  113,400
      2004                           325,000                   108,000
      2005                           375,000                   108,000
      2006                           425,000                     9,000
      2007                           475,000                        --
      2008                           500,000                        --
                                  ----------                ----------
     Total                        $2,533,810                $  338,400
                                  ==========                ==========

     Contingencies
     -------------

     The Company does not maintain any product liability insurance for products in development. The Company believes that even if product liability insurance were obtained, there is no assurance that such insurance would be sufficient to cover any claims.

Note 11 - Segments
------------------

     The Company operates in one business segment, biopharmaceutical product research and development, primarily in the fields of Alzheimer's disease and tissue oxygenation. The Company has aggregated its research and development activities as one reportable segment because of strong similarities in the economic characteristics, nature of potential products and services, class of potential customers, and because the Company does not separately track financial activity. Prior to the Merger, the Company operated in one geographic segment, the Midwest region of the United States, subsequent to the Merger, the Company also operated in France. A summary of operations for 2002 by geographic segment is set forth below.

     Operating loss:
              United States        ($2,721,497)
              France                  (134,593)
                                   -----------
                                   ($2,856,090)
                                   ===========
     Long lived assets:
              United States        $    24,082
              France                        --
                                   -----------
                                   $    24,082
                                   ===========
Note 12 - Subsequent Events

     Funding

     In the first quarter of 2003, through March 14, the Company raised approximately $350,000 in bridge funding.

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure.

     The auditors used by MGC prior to the Merger are continuing as the auditors of the merged company.


                                    PART III

Item 9. Directors, executive officers, promoters and control persons; compliance with section 16(a) of the Exchange Act

     Our executive officers and directors as of December 31, 2002, and their ages as of February 28, 2003, are as follows:

     Barron, Bruce N.        48   Chairman, Chief Executive Officer & Director
     DeBernardis, John F.    55   President, Chief Operating Officer & Director
     Kerkman, Daniel J.      51   Vice President, R & D
     Ellison, David          41   Chief Financial Officer & Secretary
     Stone, Richard          58   Director
     Bryson, Vaughn          62   Director (through February 2003)
     Tsao, Preston           55   Director

All of the following individuals were appointed to the same positions of Hemoxymed as of September 10, 2002.

Bruce N. Barron, has been Chairman of the Board since August, 1999, and Chief Executive Officer of MGC since April, 1995. Previously, he had been President of MGC from April, 1995 to August, 1999. He had also been Chief Financial Officer of MGC from September 1, 1993 on a part-time basis and on a full-time basis from April 1, 1994 to April, 1995. He has also been a director of MGC since June, 1994. From 1989 until June, 1994, Mr. Barron was a director and Vice Chairman and Chief Executive Officer of Xtramedics, Inc. and from 1988 to 1989, a Vice President of Finance, in all instances on a part-time basis. Xtramedics was merged into Athena Medical Corp. in June, 1994. From 1985 to August, 1993, Mr. Barron was a director and Vice President of Finance and Chief Financial Officer of Gynex Pharmaceuticals, Inc. in addition to serving in various other capacities, including Vice Chairman from 1988 to 1989, in all instances on a part-time basis. Gynex was acquired by BioTechnology General Corp. in August, 1993. From 1985 to 1992, Mr. Barron also served as a director and part-time executive officer of Pharmatec, Inc. (now Pharmos Corp.) in various capacities including President, Chief Executive Officer, Chief Financial Officer, and Vice President. Mr. Barron was a member of the Board of Directors of Trimedyne, Inc., a publicly-traded manufacturer of lasers for use in various medical applications from 1985 until February, 2001.


John F. DeBernardis, Ph.D., has been President and Chief Operating Officer of MGC since August, 1999. He joined MGC in August, 1993, as Director of Chemistry and Pharmacology, was promoted to Vice President of Discovery, and Senior Vice President, Research and Development. He was Secretary of MGC from April, 1995 to August, 1999, and was appointed a director of MGC in November, 1995. Prior to joining MGC, Dr. DeBernardis spent sixteen years at Abbott Laboratories, where he began his career as a research chemist and progressively earned several promotions, ending with his position as the Area Head of Cardiovascular Research within the Pharmaceutical Products Division supervising an 85 person staff. During his tenure, a number of IND candidates were identified. Dr. DeBernardis received his Ph.D. degree from the University of Pittsburgh in 1974 and worked two years as an NIH postdoctoral fellow in the Department of Chemistry at MIT. He is co-author on 65 scientific publications and holds 32 U.S. patents.


Daniel J. Kerkman, Ph.D., joined MGC in August, 1993 as Group Leader of Chemistry and now serves in his role of Vice President, Research. Prior to joining MGC, Dr. Kerkman spent thirteen years at Abbott Laboratories where he began his career as a research chemist initially in the cardiovascular area followed by several positions within both the immunoscience and neuroscience areas. A series of promotions ended with his position as the Project Leader in Adrenergic research within the Pharmaceutical Products Division supervising a 35 person staff. During his tenure, a number of IND candidates were identified. Dr. Kerkman received his Ph.D. degree from MIT in 1979 and worked one year as a postdoctoral fellow in the Department of Chemistry at MIT. He is co-author on more than 33 scientific publications and holds 10 U.S. patents.


Vaughn D. Bryson, was a director of MGC from May, 1994 to February 2003 and was Chairman of the Board from April, 1995 until August, 1999. He currently is President of Life Sciences Advisors. Mr. Bryson, a thirty-two year veteran of Eli Lilly and Company, was President and CEO of the company from November, 1991, to June, 1993. He was also a member of Eli Lilly's Board of Directors from 1984 until his retirement in 1993. Mr. Bryson is currently a director of the following companies: Amylin Pharmaceuticals, Inc., AtheroGenics, Inc., Chiron, Ariad Pharmaceuticals, and Quintiles Transnational Corporation. Effective February 2003, Mr. Bryson resigned from the Board.


Richard B. Stone, was appointed a director of MGC in December, 1994. Mr. Stone has been the Wilbur H. Friedman Professor of Tax Law at Columbia University since 1974 where his responsibilities include teaching Federal Income Tax, Corporate Tax, Partnership Tax, Real Estate Tax, and Business Planning. During that time Mr. Stone spent two years as Tax Counsel to Cleary, Gottlieb, Steen and Hamilton. Previous positions have included four years as Assistant to the Solicitor General of the United States, Department of Justice. Mr. Stone holds a J.D. from Harvard Law School. Mr. Stone is also a Managing Director of Sunrise Securities Corporation.

Preston Tsao, was appointed a director of MGC in May, 1996. Mr. Tsao has been Managing Director of SCO Securities LLC since September 2001. From January 1995 until September 2001, Mr. Tsao was Managing Director of Sunrise Securities Corporation. Mr. Tsao has been the principal investment banker on numerous public and private transactions.


David Ellison, CPA, has been Chief Financial Officer of MGC since May, 1996 and Secretary since August, 1999. He had been Chief Financial Officer of a long-term care facility specializing in Alzheimer's care and prior to that he was a senior manager in a local public accounting firm.

Board of directors committees and other information

     The Company's directors serve three year terms and hold office until the third annual meeting of stockholders of the Company following their election to the Board and until their respective successors have been qualified and elected. Officers are elected by, and serve at the discretion of, the Board of Directors.

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

Committees

     In October 2002, the Board of Directors appointed Richard B. Stone and Preston Tsao to the Audit Committee. The Audit Committee reviews the scope and results of the Company's financial statements conducted by the Company's independent accountants. The Committee also reviews the scope of other services provided by the Company's independent accountants, proposed changes in the Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to its internal accounting, and auditing and financial controls. The Committee makes recommendations to the Board of Directors on the engagement of the independent accountants, as well as other matters which may come before it or as directed by the Board of Directors.

     In October 2002, the Board of Directors appointed Richard B. Stone and Preston Tsao to the Compensation Committee. The Compensation Committee makes decisions concerning matters of executive compensation; administers the Company's executive incentive plans; reviews compensation plans, programs and policies; and monitor the performance and compensation of executive officers. The goal of our Board of Directors executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining senior management.

Item 10.  Executive compensation


Executive compensation

     The following table sets forth all compensation awarded to, earned by, or paid for services in all capacities during 2002, 2001 and 2000 by our Chief Executive Officer, President and Chief Operating Officer, Vice-President of R & D, and Chief Financial Officer.

---------------------- ------ -------------- --------------- -------------- ------------ -------------- --------------
                              Annual         Compensation                   Long Term    Compensation
---------------------- ------ -------------- --------------- -------------- ------------ -------------- --------------
                                                             Other          Restricted   Securities     All
Name and                                                     Annual         Stock        Underlying     Other
Principal Position     Year   Salary         Bonus           Compensation   Awards       Options (1)    Compensation
---------------------- ------ -------------- --------------- -------------- ------------ -------------- --------------
Bruce N. Barron        2002   $   225,000    $          0    $          0            0       151,493    $         0
CEO (2)                2001   $   225,000    $     40,000    $          0            0       539,883    $         0
                       2000   $   201,950    $          0    $          0            0       296,277    $         0
---------------------- ------ -------------- --------------- -------------- ------------ -------------- --------------
John F. DeBernardis    2002   $   214,000    $           0   $           0           0        120,402   $          0
Pres. & COO (3)        2001   $   214,000    $      35,000   $           0           0        427,956   $          0
                       2000   $   191,600    $           0   $           0           0        233,730   $          0
---------------------- ------ -------------- --------------- -------------- ------------ -------------- --------------
Daniel Kerkman         2002   $   148,000    $           0   $           0           0         52,737   $          0
V.P. of R & D (4)      2001   $   148,000    $      20,000   $           0           0        181,058   $          0
                       2000   $   134,700    $           0   $           0           0         65,839   $          0
---------------------- ------ -------------- --------------- -------------- ------------ -------------- --------------
David Ellison          2002   $   100,000    $           0   $           0           0         35,656   $          0
CFO (5)                2001   $   100,000    $      20,000   $           0           0        164,599   $          0
                       2000   $    85,500    $           0   $           0           0         69,131   $          0
---------------------- ------ -------------- --------------- -------------- ------------ -------------- --------------


(1) The number of options listed are post merger options. Each MGC option granted pre-merger was exchanged for .658394 options.
(2) Salary and bonus totaling $23,438 in 2002 and $86,875 in 2001 was deferred and has not yet been paid as of December 31, 2002.
(3) Salary and bonus totaling $22,292 in 2002 and $79,583 in 2001 was deferred. $9,185 was converted to shares of common stock in 2002, the remaining balance has not yet been paid as of December 31, 2002.
(4) Salary and bonus totaling $15,417 in 2002 and $50,833 in 2001 was deferred. $18,600 was converted to shares of common stock in 2002, the remaining balance has not yet been paid as of December 31, 2002.
(5) Salary and bonus totaling $10,417 in 2002 and $40,833 in 2001 was deferred. $28,600 was converted to shares of common stock in 2002, the remaining balance has not yet been paid as of December 31, 2002.

Employment agreements

     Bruce N. Barron, the Chief Executive Officer, is employed pursuant to an agreement, recently extended through March 31, 2006 which provides for a base salary of $225,000 per year.

     John F. DeBernardis, Ph.D., the President and Chief Operating Officer, is employed pursuant to an agreement, recently extended through March 31, 2006 which provides for a base salary of $214,000 per year.

Compensation of directors

     Directors do not currently receive any compensation for their service as members of the board of directors.

Compensation committee report on executive compensation

     Our Board of Directors is comprised of two non-employee directors, our Chief Executive Officer, who also serves as Chairman, and our President and Chief Operating Officer. The non-employee directors comprise the Compensation Committee. It is their responsibility to:

     -    Make decisions concerning matters of executive compensation;

     -    Administer the Company's executive incentive plans;

     -    Review compensation plans, programs and policies; and

     -    Monitor the performance and compensation of executive officers.

     The goal of our Board of Directors executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining senior management. The Board of Directors informal executive compensation philosophy (which applies generally to all management) considers a number of factors, which may include:

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

     The compensation structure of our executive officers, including our Chief Executive Officer and President and Chief Operating Officer, is based on competitive, market-based pay practices, performance evaluations and generally includes a combination of base salary, discretionary bonuses and stock options or warrants. In setting compensation levels, the Board of Directors considers data regarding compensation practices from a group of biotechnology and pharmaceutical companies that are believed to be generally comparable to the Company.

     Base salary is not targeted at any particular level within the group of companies considered. Instead, total salary is determined based on a subjective assessment of the executive's performance and the Company's needs.

     The Board of Directors authorized the granting of 434,172 stock options (post-merger) in 2002.

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

By the Compensation Committee:
Richard Stone
Preston Tsao

Stock price performance presentation

     As stated in the footnotes to the consolidated financial statements and in management's discussion and analysis of financial condition and results of operations contained in this annual report on Form 10-KSB, a subsidiary of Hemoxymed merged with MGC on September 10, 2002. For accounting purposes, this transaction is being treated as if MGC acquired Hemoxymed, thus, the historical operating results contained in this annual report on Form 10-KSB prior to September 10, 2002 are those of MGC. The historical stock performance presented in Item 5, prior to the fourth quarter 2002, represents the stock performance of Hemoxymed, prior to the Merger, and a predecessor's of Hemoxymed.

Stock option plans

     Prior to the Merger, both Hemoxymed and MGC had stock option plans. As of December 31, 2002, the Board of Directors approved a stock option plan identical to the MGC pre-merger plan, with an increase in the number of options in the plan from 7,000,000 (per-merger) to 12,000,000. As of March 14, 2003, shareholder approval has not yet been obtained.

     Prior to the Merger, MGC had adopted, on July 1, 1993, and the stockholders approved, a stock option plan (the "Plan") under which officers, employees, directors and consultants may be granted incentive or non-qualified stock options to acquire common stock. The incentive stock options granted under the Plan are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986. The exercise price of each option is no less than the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options typically vest over a four year period. The maximum number of shares of Common Stock available for issuance under the Plan was 424,529, which reflects the retroactive restatement of the 1.0 for 10.6 reverse stock split.

     On January 31, 1996 the Board of Directors approved an amendment to increase the number of options available under the Plan to 1,500,000. On October 7, 1996, the Board of Directors approved an amendment to increase the number of options in the Plan to 2,000,000. On November 16, 2000 the Board of Directors approved an amendment to increase the number of options in the Plan to 4,000,000. On October 22, 2001 the Board of Directors approved an amendment to increase the number of options in the Plan to 7,000,000.

     In conjunction with the Merger, each outstanding MGC stock option was exchanged for .658394 Hemoxymed stock options. As of December 31, 2002, 4,582,636 options were outstanding (2,995,720 were fully vested and exercisable) at prices ranging from $0.15 to $5.30 per share.

Option grants

     Hemoxymed pre-merger made no option grants to executives or directors in the years ended December 31, 2002, 2001 or 2000. MGC pre-merger made option grants to executives and directors of 360,288 in 2002 and 1,741,452 in 2001.

Item 11. Security ownership of certain beneficial owners and management

     The following table sets forth the beneficial ownership of our securities as of February 28, 2003, by (a) each person known by us to be the beneficial owner of more than 5% of any class of our securities, (b) our directors, (c) our executive officers, and (d) all directors and executive officers as a group. The address of all owners listed is C/O Hemoxymed, Inc., 50 Lakeview Parkway, Suite 111, Vernon Hills, Illinois 60061. As of February 28, 2003, a total of 47,701,098 shares of our common stock, all of which are voting shares, 4,582,636 options to purchase shares of our Common Stock, and 2,758,109 Common Stock Purchase Warrants were issued and outstanding.



                                             Common Stock                  Stock Options               Warrants
                                             ------------                  -------------               --------
                                             Number of        Percent of   Number of       Percent of  Number of        Percent of
Name                                         Shares           Class        Shares          Class       Shares           Class
----                                         ------           -----        ------          -----       ------           -----
Bruce N. Barron (1)                            877,402           1.8%      1,270,309          27.6%             --           0.0%
John F. DeBernardis, Ph.D. (1)                 353,050           0.7%      1,009,669          21.9%             --           0.0%
Richard Stone (2)                            3,992,900           8.4%        447,708           9.7%             --           0.0%
Preston Tsao (2)                                67,935           0.1%        144,847           3.1%             --           0.0%
Vaughn Bryson (7)                                   --           0.0%        164,226           3.6%             --           0.0%
Daniel J. Kerkman, Ph.D. (3)                   175,785           0.4%        442,246           9.6%             --           0.0%
David Ellison (3)                              205,537           0.4%        299,014           6.5%             --           0.0%
Judson A. Cooper (4) (5)                     7,987,570          16.7%             --           0.0%        800,000          29.0%
Joshua D. Schein, Ph.D. (4) (5)              7,990,676          16.8%             --           0.0%        800,000          29.0%
Prism Ventures, LLC (5)                      3,453,036           7.2%             --           0.0%        800,000          29.0%
David Stone (6)                              2,412,323           5.1%             --           0.0%             --           0.0%
All Directors and Officers as a group
      (7 persons)                            5,672,609          11.9%      3,778,019          82.0%             --           0.0%

(1)  Director and officer.
(2)  Director.
(3)  Officer.
(4) Includes 3,453,036 shares and 800,000 warrants held by Prism Ventures, LLC. Investor is a member of Prism Ventures, LLC and has voting and/or investment control over the shares held by it.
(5)  Prism Ventures, LLC is jointly owned by Mr. Cooper and Dr. Schein.
(6) Includes 724,235 shares held by entities that the investor has voting and/or investment control over the shares held by it.
(7)  Director until February 2003.

Item 12. Certain relationships and related transactions

During 2001 and 2002, due to cash constraints, officers of the Company deferred compensation, loaned funds to the Company and personally paid for some Company expenses. In June, 2002, $215,000 of the amount due to these officers was converted to shares of common stock at $0.15 per share. The balance due to these officers was $287,183 as of December 31, 2002.

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

Item 13. Exhibits, financial statement schedules and reports on form 8-K

(a) Documents filed as a part of this report.

     1.   List of Financial Statements.

          The following financial statements of Hemoxymed, Inc. and Report of KPMG LLP, Independent Auditors, are included in this report:

     o    Report of KPMG LLP, Independent Auditors.
     o    Consolidated Balance Sheets at December 31, 2002 and 2001
     o Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 and for the period from March 14, 1992 (inception) to December 31, 2002
     o Consolidated Statements of Stockholders' Equity/(Deficit) for the period from March 14, 2002 (inception) to December 31, 2002
     o Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 and for the period from March 14, 1992 (inception) to December 31, 2002
     o    Notes to Consolidated Financial Statements.

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

10.2 Agreement and Plan of Merger made as of September 10, 2002, by and among the Company, Molecular Geriatrics Acquisition, Inc., a wholly owned subsidiary of the Company, and Molecular Geriatrics Corporation, filed as Exhibit 2.1 to the Company's 8-K filed on September 23, 2002, and hereby incorporated by reference.

10.3 License and Collaborative Research Agreement, dated October 1, 1992 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine, including Amendment Agreement dated July 1, 1993. *

10.4 License and Collaborative Research Agreement, dated February 1, 1994 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine. *

10.5 Amendment Agreement, dated March 21, 2002 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine. *

10.6 Second Amendment Agreement, dated September 21, 2002 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine. *

10.7 Consulting Agreements with Dr. Peter Davies, dated October 13, 1992, October 13, 1992, and January 31, 1994. *

10.8 Employment Agreement, dated April 1, 2000 between Molecular Geriatrics Corporation and Bruce N. Barron. *

10.9 Employment Agreement, dated April 1, 2000 between Molecular Geriatrics Corporation and John F. DeBernardis. *

10.10 Lease Agreement, dated November 22, 1996, along with First Amendment to Lease, dated May 2, 1997, and Lease Extension, dated March 18, 2002 between Molecular Geriatrics Corporation and Arthur J. Rogers & Co. *

10.11     Consulting Agreement with Prism Ventures LLC, dated September 10, 2002
          *

21        Subsidiaries of the Company. *


*    Exhibit filed herewith.

(b) Reports on Form 8-K filed by the Company during the last quarter covered by this Report.

     1. The Company filed a Form 8-K/A with the SEC on November 22, 2002, containing the financial statements and pro forma financial information of the September 10, 2002 acquisition of Molecular Geriatrics Corporation by Hemoxymed, Inc., as required by item 7.

Item 14. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                   EXHIBIT 21

                         SUBSIDIARIES OF HEMOXYMED, INC.
                         -------------------------------



                                                                                          Name Under Which
Name                                             State of Incorporation               Subsidiary Does Business
----                                             ----------------------               ------------------------
Molecular Geriatrics Corporation                        Delaware                                Same

Hemoxymed Europe, SAS                                       -                                   Same

Ophidian Holdings, Inc.                                 Delaware                                Same

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 14, 2003                               Hemoxymed, Inc.

                                             By: /s/ David Ellison
                                             -----------------------------------
                                             David Ellison
                                             Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.


March 14, 2003                               By: /s/ Bruce N. Barron
                                             -----------------------------------
                                             Bruce N. Barron
                                             Chief Executive Officer &
                                             Chairman of the Board of Directors



March 14, 2003                               By: /s/ David Ellison
                                             -----------------------------------
                                             David Ellison
                                             Chief Financial Officer
                                             (Principle Financial Officer and
                                             Principle Accounting Officer)


March 14, 2003                               By: /s/ John F. DeBernardis
                                             -----------------------------------
                                             John F. DeBernardis
                                             President, COO & Director



March 14, 2003                               By: /s/ Preston Tsao
                                             -----------------------------------
                                             Preston Tsao
                                             Director


March 14, 2003                               By: /s/ Richard Stone
                                             -----------------------------------
                                             Richard Stone
                                             Director

In connection with the Annual Report of Hemoxymed, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned each hereby certifies, pursuant to 18 U.S.C ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that: (i) the Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 14, 2003

                                                     /s/  BRUCE N. BARRON
                                                     ---------------------------
                                                     Bruce N. Barron
                                                     Chief Executive Officer

                                                     /s/  DAVID ELLISON
                                                     ---------------------------
                                                     David Ellison
                                                     Chief Financial Officer
                                                     (Principal Accounting
                                                     and  Financial Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Bruce N. Barron, certify that:

1. I have reviewed this annual report on Form 10-KSB of Hemoxymed, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/  BRUCE N. BARRON
----------------------------------------
Bruce N. Barron, Chief Executive Officer

Date: March 14, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, David Ellison, certify that:

1. I have reviewed this annual report on Form 10-KSB of Hemoxymed, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ DAVID ELLISON
--------------------------------------
David Ellison, Chief Financial Officer

Date: March 14, 2003