Form 10QSB
period 2003-03-31
HEMOXYMED INC
filed 2003-05-14
CIK 872947

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 2003

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number 001-13835

                                 HEMOXYMED, INC.
                                 ---------------
             (Exact name of Registrant as specified in its Charter)

                       DELAWARE                              39-1661164
                       --------                              ----------
            (State or Other Jurisdiction of               (I.R.S. Employer
            Incorporation or Organization)               Identification No.)

             50 LAKEVIEW PARKWAY, SUITE 111, VERNON HILLS, IL 60061
             -------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (847) 573-8000
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]         No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $0.0025 par value
- 47,701,098 shares outstanding as of May 12, 2003.
Transitional small business disclosure format:       Yes   [   ]     No [X]

                                 HEMOXYMED, INC.
                          (a development stage company)
                         QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
Item 1- Financial Statements (Unaudited)
     Consolidated Balance Sheets .............................................2
     Consolidated Statements of Operations....................................3
     Consolidated Statements of Cash Flows....................................4
     Notes to Consolidated Financial Statements...............................6


Item 2 - Management's Discussion and Analysis or Plan of Operation...........10

Item 3 - Controls and Procedures.............................................12



                           PART II. OTHER INFORMATION
Item 1 - Legal Proceedings...................................................12
Item 2 - Changes in Securities...............................................12
Item 3 - Defaults Upon Senior Securities.....................................12
Item 4 - Submission of Matters to a Vote of Security Holders.................12
Item 5 - Other Information...................................................12
Item 6 - Exhibits and Reports on Form 8-K....................................12



SIGNATURES...................................................................13

CERTIFICATIONS...............................................................14



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 HEMOXYMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                                                            MARCH 31,       DECEMBER 31,
                                                                              2003              2002
                                                                              ----              ----
                                                                           (UNAUDITED)
                                                                            ------------

ASSETS
Current assets:
   Cash and cash equivalents..........................................       $   472,519      $   202,877
   Accounts receivable................................................               380          205,245
   Prepaids and other current assets..................................           100,485           45,093
                                                                             -----------      -----------
     Total current assets.............................................           573,384          453,215
                                                                             -----------      -----------

Property and equipment:
   Furniture, equipment and leaseholds................................         2,075,996        2,064,005
   Accumulated depreciation...........................................        (2,056,711)      (2,054,641)
                                                                             ------------     ------------
     Net property and equipment.......................................            19,285            9,364
                                                                             -----------      -----------

Other assets:
   Deposits...........................................................            15,133           14,718
                                                                             -----------      -----------
     Total other assets...............................................            15,133           14,718
                                                                             -----------      -----------

        Total assets..................................................       $   607,802      $   477,297
                                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable...................................................       $   256,227      $   254,283
   Loans payable......................................................         1,610,000        1,010,000
   Capital lease payable, current portion.............................             3,313                -
   Deferred research agreement revenues...............................           200,000          200,000
   Accrued wages......................................................           293,310          293,310
   Accrued collaborator payments......................................           208,042          124,026
   Accrued consultant fees............................................           127,200          121,800
   Other accrued expenses.............................................           251,495          203,993
                                                                             -----------      -----------
     Total current liabilities .......................................         2,949,587        2,207,412
                                                                             -----------      -----------

 Long term liabilities:
  Capital lease payable, net of current portion.......................             8,453                -
                                                                             -----------      -----------
    Total long term liabilities                                                    8,453                -
                                                                             -----------      -----------

Stockholders' deficit:
   Common stock par value $0.0025:  authorized shares 50,000,000;
     issued and outstanding shares 47,701,098.........................           119,253          119,253
   Treasury stock.....................................................           (10,614)         (10,614)
   Additional paid in capital ........................................        30,915,927       30,651,984
   Deficit accumulated during the development stage ..................       (33,374,804)     (32,490,738)
                                                                             -----------      -----------
   Total stockholders' deficit........................................        (2,350,238)      (1,730,115)
                                                                             -----------      ------------

        Total liabilities and stockholders' deficit...................       $   607,802      $   477,297
                                                                             ===========      ===========


   See accompanying notes to consolidated financial statements.


                                 HEMOXYMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                PERIOD FROM MARCH 14,
                                            THREE MONTHS ENDED  1992, (INCEPTION) TO
                                                   MARCH 31     MARCH 31, 2003
                                          -----------------------------------------
                                             2003          2002
                                             ----          ----

Research agreement revenues               $         -   $         -    $   500,000
Grant revenues. . . . . . . . . . . . .             -             -        669,022
                                         -------------  ------------  -------------
  Total revenues. . . . . . . . . . . .             -             -      1,169,022
                                         -------------  ------------  -------------

Operating expenses:
Research and development. . . . . . . .       420,481       280,366     22,469,199
General and administrative. . . . . . .       446,484       175,213      8,343,369
Loss on impairment of intangible assets             -             -        411,016
Net writedown of leasehold improvements             -             -      1,406,057
                                         -------------  ------------  -------------
Total operating expenses. . . . . . . .       866,965       455,579     32,629,641
                                         -------------  ------------  -------------

Operating loss. . . . . . . . . . . . .      (866,965)     (455,579)   (31,460,619)
                                         -------------  ------------  -------------

Other (income) expense:
Interest expense. . . . . . . . . . . .        17,101        55,247        376,836
Interest income . . . . . . . . . . . .             -             -       (704,387)
Amortization of debt discount . . . . .             -             -        272,837
Beneficial conversion of debt to equity             -             -        274,072
Inducement to convert debt to equity. .             -             -      1,631,107
 Other (income) expense . . . . . . . .             -             -         63,720
                                         -------------  ------------  -------------
Total other expense . . . . . . . . . .        17,101        55,247      1,914,185
                                         -------------  ------------  -------------


Net loss. . . . . . . . . . . . . . . .  $   (884,066)  $  (510,826)  $(33,374,804)
                                         =============  ============   =============

Basic and diluted loss per share:
Net loss per share. . . . . . . . . . .  $      (0.02)  $     (0.03)  $      (3.81)
Weighted average shares . . . . . . . .    47,701,098    15,460,411      9,258,532


See accompanying notes to consolidated
financial statements.

                                        3

                                 HEMOXYMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                THREE MONTHS ENDED       PERIOD FROM
                                                       MARCH 31          MAR. 14, 1992
                                                ---------------------    (INCEPTION) TO
                                                 2003         2002       MARCH 31, 2003
                                                ----------  ----------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss. . . . . . . . . . . . . . . . . . .  $(884,066)  $(510,826)  $  (33,374,804)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
 Depreciation and amortization . . . . . . . .      2,070       3,960        2,541,804
 Non-cash expense for warrant and option
     compensation to non-employees . . . . . .          -      17,868          841,794
 Non-cash expense for equity compensation to
          employees and directors                 263,943           -          528,366
 Non-cash interest expense . . . . . . . . . .          -      51,652           90,202
 Non-cash expense for beneficial conversion of
     debt. . . . . . . . . . . . . . . . . . .          -           -          274,072
 Non-cash expense for induced conversion of
     debt. . . . . . . . . . . . . . . . . . .          -           -        1,631,107
 Amortization of intangible assets . . . . . .          -           -          328,812
 Loss on writedown of leasehold improvements .          -           -        1,406,057
 Loss on impairment of intangible assets . . .          -           -          411,016
 Gain  on sale of equipment. . . . . . . . . .          -           -             (250)
 Issuance of common stock for services . . . .          -           -          791,454
 Changes in assets and liabilities:
 Accounts receivable . . . . . . . . . . . . .    204,865         630          202,910
 Prepaids and other assets . . . . . . . . . .    (55,807)       (487)        (100,900)
 Accounts payable. . . . . . . . . . . . . . .      1,944     (72,280)         352,831
 Deferred research agreement revenues. . . . .          -           -          200,000
 Accrued wages . . . . . . . . . . . . . . . .          -      72,163          293,310
 Accrued collaborator payments . . . . . . . .     84,016      38,934          208,042
 Accrued consultant fees . . . . . . . . . . .      5,400      23,400          127,200
 Other accrued expenses. . . . . . . . . . . .     47,502      28,446          282,302
                                                ----------  ----------  ---------------
Net cash used in operating activities. . . . .   (330,133)   (346,540)     (22,964,675)
                                                ----------  ----------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of investment securities. . . . .          -           -       (9,138,407)
 Redemption of investment securities . . . . .          -           -        9,138,407
 Acquisition of intangible assets. . . . . . .          -           -         (339,829)
 Acquisition of equipment and leasehold
     improvements, net . . . . . . . . . . . .       (225)          -       (3,953,009)
                                                ----------  ----------  ---------------
Net cash used in investing activities. . . . .       (225)          -       (4,292,838)
                                                ----------  ----------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of preferred stock . .          -           -       12,193,559
 Proceeds from issuance of common stock. . . .          -     325,000       11,616,977
 Advances from director. . . . . . . . . . . .          -           -          120,000
 Proceeds from promissory loans payable. . . .    600,000           -        3,574,500
 Payments to repurchase common stock . . . . .          -           -          (10,614)
 Payments received for employee stock
 purchase notes. . . . . . . . . . . . . . . .          -           -          235,610
                                                ----------  ----------  ---------------
Net cash provided by financing activities. . .    600,000     325,000       27,730,032
                                                ----------  ----------  ---------------


                                        4
See accompanying notes to consolidated
financial statements.




                                                                    THREE MONTHS ENDED     PERIOD FROM
                                                                         MARCH 31          MAR. 14, 1992
                                                                  ---------------------    (INCEPTION) TO
                                                                     2003         2002     MARCH 31, 2003
                                                                  ----------  ----------  ---------------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . .   269,642   (21,540)         472,519


Cash beginning of period. . . . . . . . . . . . . . . . . . . . . .   202,877    43,772                -
                                                                     --------  ---------  --------------

Cash end of period. . . . . . . . . . . . . . . . . . . . . . . . .  $472,519  $ 22,232   $      472,519
                                                                     ========  =========  ==============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . .  $    145  $      -   $       39,082
                                                                     ========  =========  ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES

Issuance of stock for prior services. . . . . . . . . . . . . . . .  $      -  $      -   $    4,149,521
                                                                     ========  =========  ==============
Intangible assets acquired in exchange for stock. . . . . . . . . .  $      -  $      -   $      400,000
                                                                     ========  =========  ==============
The Company entered into a lease for new equipment during the three months ended March 31, 2003 and thus incurred a capital lease obligation of $11,766.



See accompanying notes to consolidated financial statements
                                        5

                                 HEMOXYMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1. BUSINESS

         Hemoxymed, Inc. (Hemoxymed" or the "Company") is a development stage biopharmaceutical company with two wholly-owned operating subsidiaries. One of the wholly-owned operating subsidiaries is Molecular Geriatrics Corporation ("MGC"), a development stage biopharmaceutical company incorporated in November 1991 to develop diagnostics to detect, and therapeutics to treat, Alzheimer's disease.

         The other wholly-owned operating subsidiary is Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs.

         On September 10, 2002, Hemoxymed established a strategic alliance through the closing of its merger (the "Merger") with MGC. Under the terms of the Merger, Hemoxymed acquired all of MGC's outstanding common stock, options and warrants from MGC holders in exchange for Hemoxymed's issuance and delivery to MGC shareholders, optionholders and warrantholders of approximately 22,800,000 new, unregistered shares of Hemoxymed common stock plus options and warrants to purchase approximately 4,830,000 shares of Hemoxymed common stock. Immediately following the closing, Hemoxymed had approximately 47,700,000 shares of common stock issued and outstanding plus options and warrants to purchase approximately 7,400,000 shares of common stock, of which former Hemoxymed and former MGC holders each own approximately 50%, on a fully diluted basis. The Merger Agreement further provided that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies.

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



NOTE 2. BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Hemoxymed, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements of Hemoxymed contained in Hemoxymed's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

         Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

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

         The Company has experienced losses since inception and had a negative working capital balance at March 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

         The consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," which requires development stage companies to employ the same accounting principles as operating companies.

NOTE 3. STOCK OPTIONS

         The Company accounts for its stock-based compensation plans using the intrinsic value method of accounting for options granted to employees. An alternative to the intrinsic value method is the fair value method. Had the Company used the fair value method, pro forma net loss and loss per share would have been:

                                          Three months ended March 31,
                                         ----------------------------
                                               2003        2002
                                            ----------  ----------

Net loss, as reported                       ($884,066)  ($510,826)
------------------------------------------  ----------  ----------

Add: Stock-based employee compensation
expense included in reported net loss         263,943           -
------------------------------------------  ----------  ----------

Deduct:  Total stock-based employee
compensation expense determined under fair
 value based method for all awards           (103,605)   (101,443)
------------------------------------------  ----------  ----------

Net loss, pro forma                         ($723,728)  ($612,269)
------------------------------------------  ==========  ==========

Net loss per share:
------------------------------------------

Basic and fully diluted, as reported           ($0.02)     ($0.03)
------------------------------------------  ==========  ==========

Basic and fully diluted, pro forma             ($0.02)     ($0.04)
------------------------------------------  ==========  ==========







NOTE 4. NET LOSS PER SHARE

         Net loss per share is computed based upon the weighted average number of common shares outstanding during the period as if the exchange of common shares in the merger between Hemoxymed and MGC was in effect at the beginning of both periods presented.

         Net loss per share is based on the weighted average number of common shares outstanding with potential equivalent shares from stock options and warrants excluded from the computation because their effect is antidilutive. The Company had 4,582,636 stock options and 2,758,109 warrants outstanding to issue common stock at March 31, 2003.

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement no. 13, and Technical Corrections, was issued. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 was effective for fiscal years beginning after May 15, 2002, with early adoption related to the provisions of the rescission of SFAS No. 4 encouraged. The adoption of SFAS No. 145 did not have a material effect on the consolidated financial statements.

         In July 2002, SFAS No. 146, Accounting for Costs Associated with an Exit or Disposal Activity, which supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), was issued. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a company record a liability when that liability is incurred and can be measured at a fair value. Incurred is defined as when an event obligates the entity to transfer or use assets. The recognition of termination benefits to employees will depend on whether additional service is required of the employee. If the employee must continue to provide service for a period of at least a minimum of sixty days in order to be eligible for the benefits (called a "minimum retention period"), the fair value of the benefits should be accrued over the time the employee renders the service. If future service beyond a minimum retention period is not required, the liability for the fair value of the benefits should be recognized at the time the company communicates the arrangement to the employees. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material effect on the consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness to Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require that the guarantor make payments to the guaranteed party. The disclosure requirements of FIN 45 are effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company has disclosed all guarantee arrangements within the accompanying consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of March 31, 2003, we have elected not to change to the fair value based method of accounting for stock-based employee compensation. We account for employee stock options under Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost was recognized by us. Certain disclosure requirements of SFAS No. 148 were adopted as of December 31, 2002 and are included in the accompanying consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities to provide new guidance with respect to the consolidation of certain previously unconsolidated entities, including special purpose entities. We believe that the adoption of this interpretation, required immediately for variable interest entities created after January 31, 2003 and in the first interim period beginning after June 15, 2003 for all other variable interest entities, will not have a material impact on our consolidated financial position or results of operations.

NOTE 6. COLLABORATION AGREEMENTS

         The Company has various License and Collaborative Research Agreements (the "Agreements") with Albert Einstein College of Medicine ("AECOM"). These Agreements grant the Company the exclusive rights to AECOM's Alzheimer's disease technology for diagnostic and therapeutic applications for as long as the Company continues to fund the technology. These Agreements were amended in March 2002 and again in September 2002 to reduce and restructure past and future amounts due. As part of the restructuring, AECOM received 1,097,324 shares of common stock in exchange for $500,000 of various past due collaboration payments in March 2002. The minimum annual payments to be made to AECOM, which consist of payments due for support of research conducted in Dr. Davies' lab and for annual license maintenance, are as follows:

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

         The Company will continue to pay AECOM $500,000 each year after 2008 that the Agreements are still in effect. In addition, the Company is obligated to pay AECOM a percentage of all revenues received from selling and/or licensing any aspects of the AD technology. The Company can terminate the Agreement at any time with sixty days written notice, but would be required to reimburse AECOM for any salary obligations undertaken by AECOM for the research projects covered by the Agreements for up to one year from the termination date.

         The Company has a collaborative research agreement with the University of British Columbia ("UBC") through June 2003. The Company has agreed to fund a project at UBC for $233,140, of which $51,470 was funded by a Foundation with no affiliation to the Company. Additionally, the Company is obligated to fund patent costs arising from the project. The Company has the rights to the technology developed through this research agreement and would be responsible for certain milestone payments to UBC upon advancement of the technology through the various stages of the FDA approval process. This agreement can be extended by mutual agreement. In addition, the Company has an option agreement on a license agreement with UBC that obligates the Company to cover certain patent costs associated with the technology covered by the license agreement.


NOTE 7.  BORROWINGS

         At March 31, 2003, Hemoxymed had raised $1,610,000 in a current bridge financing by issuing promissory loans convertible into common stock. These promissory loans accrue interest at an annual rate of 6% and have an automatic conversion feature based on a future minimum financing of at least $3,000,000. The conversion rate is based on 50% of the per share price of the future financing.


NOTE 8. SUBSEQUENT EVENTS

         In December 2002, the Board of Directors approved the following corporate actions: 1) to amend the Company's Certificate of Incorporation to change the corporate name to ADoxy Biotechnology, Inc. 2) to approve the Hemoxymed 2003 Stock Option Plan, and 3) to increase the number of authorized shares from 50,000,000 to 205,000,000; consisting of 200,000,000 Common Shares and 5,000,000 Preferred Shares.

         The Company is required to solicit and obtain the approval of shareholders before the Articles of Incorporation can be amended. This approval was received on April 1, 2003. As of March 31, 2003, the Company had approximately 47,700,000 common shares outstanding and needs to increase the number of common shares authorized in order to i) permit the exercise of outstanding options and warrants; ii) convert the outstanding loans to common stock; and iii) raise funds by issuing shares of stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.


OVERVIEW

         On September 10, 2002, Hemoxymed established a strategic alliance through the closing of its Merger with MGC. This transaction has been accounted for as a reverse merger. In order to comply with generally accepted accounting principles, for financial reporting purposes, MGC is continuing as the primary operating entity under the Hemoxymed name, and its historical financial statements have replaced those of Hemoxymed. Thus, all financial information prior to the Merger date is the financial information of MGC only.

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

         Hemoxymed has had a limited operating history characterized by operating losses, and expects to generate operating losses for the foreseeable future. As of March 31, 2003, Hemoxymed's accumulated deficit was approximately $33,000,000. Hemoxymed anticipates that it will continue to incur significant losses until successful commercialization of its technology generates sufficient net revenues to cover all of the costs of its operation.

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, patent costs, and laboratory supplies. Research and development expenses for the three-month period ended March 31, 2003 increased 50% or $140,115 from $280,366 for the three-month period ended March 31, 2002 to $420,481 for the three-month period ended March 31, 2003. This increase was primarily due to an increase in outside project and collaborator expenses due to the UBC collaboration and additional AECOM collaboration funding due to the amended agreements, inclusion of our French subsidiary's operating expenses and increased patent costs.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the three-month period ended March 31, 2003 increased 155% or $271,271 from $175,213 for the three-month period ended March 31, 2002 to $446,484 for the three-month period ended March 31, 2003. The increase was primarily due to an increase in the non-cash compensation charge for variable accounting for previously issued options to employees and board members, and an increase in legal and accounting fees.

OTHER (INCOME) EXPENSE

         Interest expense for the three-month period ended March 31, 2003 decreased by 69% or $38,146 from $55,247 for the three-month period ended March 31, 2002 to $17,101 for the three-month period ended March 31, 2003. This decrease was primarily due to a $44,273 cost associated with the debt discount for the beneficial conversion of debt to equity in 2002. The Company had no other items of other income or expense during the three-month periods ended March 31, 2002 and 2003.

           Hemoxymed currently does not hedge foreign exchange transaction exposures. The Company's assets and liabilities denominated in foreign currencies are immaterial.

PLAN OF OPERATION

         The Company is currently attempting to raise between $3 million and $8 million in investment capital to fund the development of its technology, including the clinical development of its most advanced products. Until a minimum of $3 million additional investment capital is raised, our activities will be limited to pre-clinical development of the AD and HEMOXygenation technologies and fund raising activities in the United States and Europe. Our efforts to raise investment capital consist of:

o    presenting Hemoxymed as an investment opportunity to:
          o    angel investors and angel investor groups
          o    small and large venture capital firms
          o    other investment groups
o seeking government investment and/or collaboration within both the United States and France
o seeking strategic corporate alliances or joint ventures with biotechnology and pharmaceutical companies who have products that may benefit from such arrangements


         Subject to the successful completion of the next round of financing of $3 million to $8 million, the strategic plan involves focusing Company resources, and establishing priorities, to maximize the return to the shareholders. In order to accomplish this objective, it is expected that the initial priority will be to focus on the projects in the pipeline that are closest to commercialization. Thus, our initial concentration will be advancing the commercialization of the CSF diagnostic in the U.S. and Europe, a well as advancing the Hemox technology into clinical development in Europe for an initial indication, possibly peripheral vascular disease ("PVD"). Based on these results, we plan to evaluate expanding the clinical development program for additional indications. We also plan to explore collaborative partners and/or licensing opportunities at each stage of development.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, our cash and cash equivalents were $472,519. As stated above in our Plan of Operations, we require a minimum capital investment of $3 million to fund day-to-day operations through 2003. Our current operations consist of continuation of the development of our Alzheimer's programs, limited pre-clinical activities for our tissue oxygenation programs in France and investment capital raising activities in the United States and Europe. We will need to raise significantly more than the $3 million to advance the clinical development of our technologies. The Company's current cash inflows are through investor funding, primarily equity investments and convertible debt investments. The Company's current cash outflows are primarily expenditures for research and development activities and management and overhead costs.

         We used cash in operating activities of $330,133 for the three months ended March 31, 2003 versus cash used in operating activities of $346,540 for the three months ended March 31, 2002. This decrease of $16,407 was comprised of higher cash outlays in 2003 for outside project and collaborator expenses, inclusion of our French subsidiary's operating expenses, and professional fees that were offset by a $200,000 payment received under a research agreement. In addition, cash outlays for payroll expense were higher in 2003 due to officer payroll deferrals in 2002 to conserve cash flow.

         Cash received from financing activities was $600,000 for the three months ended March 31, 2003 versus cash received from financing activities of $325,000 for the three months ended March 31, 2003. This increase was due to additional funds raised in 2003.


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

(b) Changes in Internal Controls: In the quarter ended March 31, 2003, Hemoxymed did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K - None

SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HEMOXYMED, INC.

Dated: May 12, 2003
                                   By: /S/ DAVID ELLISON
                                       ---------------------
                                   Chief Financial Officer
                                   (Principal Accounting
                                   and Financial Officer)


In connection with the Quarterly Report of Hemoxymed, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned each hereby certifies, pursuant to 18 U.S.C ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that: (i) the Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 12, 2003

                                    /S/  BRUCE N. BARRON
                                    ---------------------
                                    Bruce N. Barron
                                    Chief Executive Officer

                                    /S/  DAVID ELLISON           .
                                    ------------------
                                    David Ellison
                                    Chief Financial Officer
                                    (Principal Accounting
                                    and  Financial Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Bruce N. Barron, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hemoxymed, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/S/  BRUCE N. BARRON
--------------------
Bruce N. Barron, Chief Executive Officer

Date: May 12, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, David Ellison, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hemoxymed, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/S/  DAVID ELLISON
------------------
David Ellison, Chief Financial Officer

Date: May 12, 2003