Form 10QSB
period 2003-06-30
HEMOXYMED INC
filed 2003-08-13
CIK 872947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 2003

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

Yes   [X]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $0.0025 par value
- 47,701,098 shares outstanding as of August 8, 2003.
Transitional small business disclosure format:       Yes   [ ]     No [X]

                                 HEMOXYMED, INC.
                          (a development stage company)
                         QUARTERLY REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item 1- Financial Statements (Unaudited)
     Consolidated Balance Sheets ..........................................  2
     Consolidated Statements of Operations.................................  3
     Consolidated Statements of Cash Flows.................................  4
     Notes to Consolidated Financial Statements............................  6


Item 2 - Management's Discussion and Analysis or Plan of Operation........  10

Item 3 - Controls and Procedures..........................................  13



                           PART II. OTHER INFORMATION
Item 1 - Legal Proceedings................................................  14
Item 2 - Changes in Securities............................................  14
Item 3 - Defaults Upon Senior Securities..................................  14
Item 4 - Submission of Matters to a Vote of Security Holders..............  14
Item 5 - Other Information................................................  14
Item 6 - Exhibits and Reports on Form 8-K.................................  14



SIGNATURES................................................................  15


INDEX TO EXHIBITS
     Exhibit 31.1.........................................................  16
     Exhibit 31.2.........................................................  17
     Exhibit 32.1.........................................................  18
     Exhibit 32.2.........................................................  19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 HEMOXYMED, INC.
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS




                                                                       JUNE 30,      DECEMBER 31,
                                                                        2003             2002
                                                                     -----------      -----------
                                                                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .....................................   $     22,431    $    202,877
   Accounts receivable ...........................................          1,000         205,245
   Prepaids and other current assets .............................         25,986          45,093
                                                                     ------------    ------------
     Total current assets ........................................         49,417         453,215
                                                                     ------------    ------------

Property and equipment:
   Furniture, equipment and leaseholds ...........................      2,075,996       2,064,005
   Accumulated depreciation ......................................     (2,058,781)     (2,054,641)
                                                                     ------------    ------------
     Net property and equipment ..................................         17,215           9,364
                                                                     ------------    ------------

Other assets:
   Deposits ......................................................         15,133          14,718
   Deferred financing costs ......................................         46,250            --
                                                                     ------------    ------------
     Total other assets ..........................................         61,383          14,718
                                                                     ------------    ------------

        Total assets .............................................   $    128,015    $    477,297
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable ..............................................   $    255,101    $    254,283
   Loans payable .................................................      1,710,000       1,010,000
   Capital lease payable, current portion ........................          3,449            --
   Deferred research agreement revenues ..........................        200,000         200,000
   Accrued wages .................................................        293,310         293,310
   Accrued collaborator payments .................................        240,773         124,026
   Accrued consultant fees .......................................        132,600         121,800
   Other accrued expenses ........................................        303,300         203,993
                                                                     ------------    ------------
     Total current liabilities ...................................      3,138,533       2,207,412
                                                                     ------------    ------------

 Long term liabilities:
  Capital lease payable, net of current portion ..................          7,538            --
                                                                     ------------    ------------
    Total long term liabilities ..................................          7,538            --
                                                                     ------------    ------------

Stockholders' deficit:
   Common stock, par value $0.0025:  authorized shares 50,000,000;
     issued and outstanding shares 47,701,098 ....................        119,253         119,253
   Treasury stock ................................................        (10,614)        (10,614)
   Additional paid in capital ....................................     30,783,956      30,651,984
   Deficit accumulated during the development stage ..............    (33,910,651)    (32,490,738)
                                                                     ------------    ------------
   Total stockholders' deficit ...................................     (3,018,056)     (1,730,115)
                                                                     ------------    ------------

        Total liabilities and stockholders' deficit ..............   $    128,015    $    477,297
                                                                     ============    ============


   See accompanying notes to consolidated financial statements.

                                 HEMOXYMED, INC.
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                JUNE 30,                              JUNE 30,

                                                        2003               2002              2003               2002
                                                    ------------       ------------       ------------       ------------


Research agreement revenues ..................      $        --        $        --        $        --        $        --
Grant revenues ...............................               --                 --                 --                 --

Operating expenses:
   Research and development ..................           415,732            845,797            834,638          1,126,164
   General and administrative ................            32,297            372,225            478,812            547,438
   Loss on impairment of intangible assets ...               --                 --                 --                 --
   Loss on writedown of leasehold improvements
                                                    ------------       ------------       ------------       ------------
                                                             --                 --                 --                 --
                                                    ------------       ------------       ------------       ------------
      Total operating expenses ...............           448,029          1,218,022          1,313,450          1,673,602
                                                    ------------       ------------       ------------       ------------

Operating loss ...............................          (448,029)        (1,218,022)        (1,313,450)        (1,673,602)
                                                    ------------       ------------       ------------       ------------
Other (income) expense:
   Interest expense ..........................            89,639              5,864            106,740             61,111
   Interest income ...........................              (277)               --                (277)              --
   Other (income) expense ....................              --                  --                  --                 --
                                                    ------------       ------------       ------------       ------------
     Net other expense .......................            89,362              5,864            106,463             61,111
                                                    ------------       ------------       ------------       ------------
Net loss .....................................      $   (537,391)      $ (1,223,886)      $ (1,419,913)      $(1,734,713)
                                                    ============       ============       ============       ============

Basic and diluted:
   Net loss per share ........................      $      (0.01)      $      (0.07)      $      (0.03)      $     (0.10)

   Weighted average shares ...................        47,701,098         17,913,354         47,701,098         16,686,883




                                                    PERIOD FROM MARCH 14,
                                                     1992 (INCEPTION) TO
                                                        JUNE 30, 2003
                                                     ------------------


Research agreement revenues ..................           $     500,000
Grant revenues ...............................                 669,022

Operating expenses:
   Research and development ..................              22,883,356
   General and administrative ................               8,375,697
   Loss on impairment of intangible assets ...                 411,016
   Loss on writedown of leasehold improvements
                                                     ------------------
                                                             1,406,057
                                                     ------------------
      Total operating expenses ...............              33,076,126
                                                     ------------------

Operating loss ...............................             (31,907,104)
                                                     ------------------
Other (income) expense:
   Interest expense ..........................                 466,475
   Interest income ...........................                (704,664)
   Other (income) expense ....................               2,241,736
                                                     ------------------
     Net other expense .......................               2,003,547
                                                     ------------------
Net loss .....................................       $      (33,910,651)
                                                     ==================

Basic and diluted:
   Net loss per share ........................       $            (3.54)

   Weighted average shares ...................               10,106,530



See accompanying notes to consolidated financial statements.

                                 HEMOXYMED, INC.
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                              SIX MONTHS ENDED              PERIOD FROM
                                                                  JUNE 30,                 MAR. 14, 1992
                                                       -----------------------------       (INCEPTION) TO
                                                            2003            2002           JUNE 30, 2003
                                                            ----            ----           -------------
Cash flows from operating activities:
    Net loss ....................................      $(1,419,913)      $(1,734,713)      $(33,910,651)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
    Depreciation and amortization ...............            4,140             7,920          2,543,874
    Non-cash expense for warrant and option
        issuance to non-employees ...............             --             306,295            841,794
    Non-cash equity compensation to
          employees and directors ...............          131,972              --              396,395
    Non-cash interest expense ...................             --              51,652             90,202
    Amortization of deferred financing costs ....           64,750              --               64,750
    Non-cash expense for beneficial conversion of
        debt ....................................             --                --              274,072
    Non-cash expense for induced conversion of
        debt ....................................             --                --            1,631,107
    Amortization of intangible assets ...........             --                --              328,812
    Loss on writedown of leasehold improvements .             --                --            1,406,057
    Loss on impairment of intangible assets .....             --                --              411,016
    Gain  on sale of equipment ..................             --                --                 (250)
    Issuance of common stock for services .......             --             535,000            791,454
    Changes in assets and liabilities:
      Accounts receivable .......................          204,245            (3,415)           202,290
      Prepaids and other assets .................           18,692              (502)           (26,401)
      Accounts payable ..........................              818          (118,199)           351,705
      Deferred research agreement revenues ......             --                --              200,000
      Accrued wages .............................             --              15,335            293,310
      Accrued collaborator payments .............          116,747            39,834            240,773
      Accrued consultant fees ...................           10,800            49,800            132,600
      Other accrued expenses ....................           99,307           105,759            334,107
                                                       -----------       -----------       ------------
Net cash used in operating activities ...........         (768,442)         (745,234)       (23,402,984)
                                                       -----------       -----------       ------------
Cash flows from investing activities
    Acquisition of investment securities ........             --                --           (9,138,407)
    Redemption of investment securities .........             --                --            9,138,407
    Acquisition of intangible assets ............             --                --             (339,829)
    Acquisition of equipment and leasehold
        improvements ............................             (225)             --           (3,953,009)
                                                       -----------       -----------       ------------
Net cash used in investing activities ...........             (225)             --           (4,292,838)
                                                       -----------       -----------       ------------




                                                              SIX MONTHS ENDED             PERIOD FROM
                                                                  JUNE 30,                 MAR. 14, 1992
                                                           ----------------------------    (INCEPTION) TO
                                                               2003            2002        JUNE 30, 2003
                                                           ------------    ------------    ------------

Cash flows from financing activities
    Proceeds from issuance of preferred stock ..........           --              --        12,193,559
    Proceeds from issuance of common stock .............           --           745,000      11,616,977
    Deferred financing costs incurred ..................       (111,000)           --          (111,000)
    Advances from director .............................           --              --           120,000
    Payments of capital lease payable ..................           (779)           --              (779)
    Proceeds from promissory loans payable .............        700,000            --         3,674,500
    Payments to repurchase common stock ................           --              --           (10,614)
    Payments received for employee stock purchase
    notes ..............................................           --              --           235,610
                                                           ------------    ------------    ------------
Net cash provided by financing activities ..............        588,221         745,000      27,718,253
                                                           ------------    ------------    ------------

Net increase (decrease) in cash ........................       (180,446)           (234)         22,431

Cash beginning of period ...............................        202,877          43,772            --
                                                           ------------    ------------    ------------

Cash end of period .....................................   $     22,431    $     43,538    $     22,431
                                                           ============    ============    ============

Supplemental cash flow information
Cash paid for interest .................................   $        464    $      1,409    $     39,401
                                                           ============    ============    ============

Supplemental disclosure of non-cash investing and financing activities

Issuance of stock for prior services...................    $         --    $    250,000    $  4,149,521
                                                           ============    ============    ============
Intangible assets acquired in exchange for stock.......    $         --    $       --      $    400,000
                                                           ============    ============    ============



The Company entered into a lease for new equipment during the six months ended June 30, 2003 and thus incurred a capital lease obligation of $11,766, of which $10,987 remains as of June 30, 2003.



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



NOTE 2. BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Hemoxymed, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements of Hemoxymed contained in its Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

         Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.
                                       6

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

         The Company has experienced losses since inception and had a negative working capital balance at June 30, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

         The consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," which requires development stage companies to employ the same accounting principles as operating companies.


NOTE 3. STOCK OPTIONS

         The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Under APB 25, no compensation cost has been recognized for the Company's stock-based compensation plans at the grant date if fair value and the exercise price were the same. The Company has recognized compensation expense for certain equity instruments based on changes in the market price of its stock, as they do not qualify for fixed accounting under APB 25. The Company continues to apply the provisions of APB 25 and provides the pro-forma disclosures required by SFAS No. 123 and SFAS No. 148.

         The following data reflect the pro-forma effects of the stock-based compensation cost for the Company's stock option transactions in accordance with SFAS No. 123 and SFAS No. 148:


------------------------------------------------------------------------------------------------------------------
                                            Three months ended June 30,               Six months ended June 30,
------------------------------------------------------------------------------------------------------------------
                                             2003                 2002                2003                2002
                                             ----                 ----                ----                ----
------------------------------------------------------------------------------------------------------------------
Net loss, as reported                       ($537,391)         ($1,223,886)        ($1,419,913)        ($1,734,713)
------------------------------------------------------------------------------------------------------------------

Add (Deduct):  Stock-based employee
compensation expense (income)
included in reported net loss
                                             (131,972)                   -             131,972                   -
------------------------------------------------------------------------------------------------------------------

Deduct:  Total stock-based employee
compensation expense determined
under fair value based method for
all awards                                   (103,605)            (103,605)           (207,210)           (207,210)
                                             ---------           ---------
------------------------------------------------------------------------------------------------------------------

Net loss, pro forma                         ($772,968)         ($1,327,491)        ($1,495,151)        ($1,941,923)
                                            ==========         ============        ============        ===========
------------------------------------------------------------------------------------------------------------------

Net loss per share:
------------------------------------------------------------------------------------------------------------------

Basic and fully diluted, as reported
                                               ($0.01)              ($0.07)             ($0.03)             ($0.10)
                                               =======              =======             =======             ======
------------------------------------------------------------------------------------------------------------------

Basic and fully diluted, pro forma
                                               ($0.02)              ($0.07)             ($0.03)             ($0.12)
                                               =======              =======             =======             ======
------------------------------------------------------------------------------------------------------------------

         The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the six months ended June 30, 2002: risk-free interest rate of 3.75%; expected lives of 4 years; expected volatility of 75%; and no dividends expected to be paid. There were no grants in the six months ended June 30, 2003.

NOTE 4. NET LOSS PER SHARE

         Net loss per share is computed based upon the weighted average number of common shares outstanding during the period as if the exchange of common shares in the merger between Hemoxymed and MGC was in effect at the beginning of all periods presented.

         Net loss per share is based on the weighted average number of common shares outstanding with potential equivalent shares from stock options and warrants excluded from the computation because their effect is antidilutive. The Company had 4,582,636 stock options and 2,758,109 warrants outstanding to issue common stock at June 30, 2003. The Company's stock closing price as of June 30, 2003 was $0.18. Of the outstanding interests, 4,399,052 stock options have an exercise price of $0.15, and 1,958,109 warrants have an exercise price of $0.15 or less, and thus are potentially dilutive.


NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement no. 13, and Technical Corrections, was issued. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 was effective for fiscal years beginning after May 15, 2002, with early adoption related to the provisions of the rescission of SFAS No. 4 encouraged. The adoption of SFAS No. 145 as of January 1, 2003 did not have a material effect on the consolidated financial statements.

         In July 2002, SFAS No. 146, Accounting for Costs Associated with an Exit or Disposal Activity, which supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), was issued. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a company record a liability when that liability is incurred and can be measured at a fair value. Incurred is defined as when an event obligates the entity to transfer or use assets. The recognition of termination benefits to employees will depend on whether additional service is required of the employee. If the employee must continue to provide service for at least a minimum of sixty days in order to be eligible for the benefits (called a "minimum retention period"), the fair value of the benefits should be accrued over the time the employee renders the service. If future service beyond a minimum retention period is not required, the liability for the fair value of the benefits should be recognized at the time the company communicates the arrangement to the employees. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material effect on the consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness to Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require that the guarantor make payments to the guaranteed party. The disclosure requirements of FIN 45 are effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company has disclosed all guarantee arrangements within the accompanying consolidated financial statements and concluded that there are no additional liability recognition requirements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of June 30, 2003, we have elected not to change to the fair value based method of accounting for stock-based employee compensation. We account for employee stock options under Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost was recognized by us at the grant date if fair value and the exercise price were the same. Certain disclosure requirements of SFAS No. 148 were adopted as of December 31, 2002 and are included in the accompanying consolidated financial statements.

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

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is primarily effective for contracts and hedging relationships entered into or modified after June 30, 2003, except for those provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The Company does not believe that the adoption of SFAS No. 149 will have a material effect on our consolidated financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material effect on our consolidated financial position or results of operations.


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

         The Company had a collaborative research agreement with the University of British Columbia ("UBC") through June 2003. The Company agreed to fund a project at UBC for $233,140, of which $51,470 was funded by a Foundation with no affiliation to the Company. Additionally, the Company was obligated to fund patent costs arising from the project. The Company has the rights to the technology developed through this research agreement and would be responsible for certain milestone payments to UBC upon advancement of the technology through the various stages of the FDA approval process. This agreement can be extended by mutual agreement. As of June 30, 2003, the agreement has not been extended. In addition, the Company has an ongoing option agreement on a license agreement with UBC that obligates the Company to cover certain patent costs associated with the technology covered by the license agreement.


NOTE 7.  BORROWINGS

         At June 30, 2003, Hemoxymed had raised $1,710,000 in a current bridge financing by issuing promissory loans convertible into common stock. These promissory loans accrue interest at an annual rate of 6% and have an automatic conversion feature based on a future minimum financing of at least $3,000,000. The conversion rate is based on 50% of the per share price of the future financing, with a maximum conversion rate of $0.15 per share.


NOTE 8. CORPORATE ACTIONS

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

         The Company is required to solicit and obtain the approval of shareholders before the Articles of Incorporation can be amended. As of April 1, 2003, a group of eight shareholders, representing greater than 50% of the outstanding shares of common stock approved the corporate actions. The Company is required to solicit its shareholders by distributing an Information Statement. As of June 30, 2003, this solicitation had not yet been made. As of June 30, 2003, the Company had approximately 47,700,000 common shares outstanding and needs to increase the number of common shares authorized in order to i) permit the exercise of outstanding options and warrants; ii) convert the outstanding loans to common stock; and iii) raise funds by issuing shares of stock.

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

         Hemoxymed is a development stage biopharmaceutical company with two wholly-owned operating subsidiaries. One of the wholly-owned operating subsidiaries is MGC, a development stage biopharmaceutical company with operations commencing in March 1992 to develop diagnostics to detect, and therapeutics to treat, Alzheimer's disease. The other wholly owned operating subsidiary is Hemoxymed Europe, SAS. Hemoxymed is a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs.

         Hemoxymed has had a limited operating history characterized by operating losses, and expects to generate operating losses for the foreseeable future. As of June 30, 2003, Hemoxymed's accumulated deficit was approximately $33,911,000. Hemoxymed anticipates that it will continue to incur significant losses until successful commercialization of its technology generates sufficient net revenues to cover all of the costs of its operation.

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002 AND THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, patent costs, and laboratory supplies. Research and development expenses for the three-month period ended June 30, 2003 decreased 51% or $430,065 from $845,797 for the three-month period ended June 30, 2002 to $415,732 for the three-month period ended June 30, 2003. This decrease was primarily due to a decrease in outside project and collaborator expenses due to additional AECOM collaboration funding in 2002 caused by the amended agreements. In addition, included in expense in 2002, was non-cash compensation in the form of options issued to employees and a scientific advisor. This decrease was partially offset by inclusion of our French subsidiary's operating expenses in 2003 following the merger of the Company and MGC in the third quarter of 2002. Research and development expenses for the six-month period ended June 30, 2003 decreased 26% or $291,526 from $1,126,164 for the six-month period ended June 30, 2002 to $834,638 for the six-month period ended June 30, 2003. This decrease was primarily due to a decrease in outside project and collaborator expenses due to additional AECOM collaboration funding in 2002 caused by the amended agreements. In addition, included in expense in 2002, was non-cash compensation in the form of options issued to employees and a scientific advisor. This decrease was partially offset by inclusion of our French subsidiary's operating expenses in 2003.


GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the three-month period ended June 30, 2003 decreased 91% or $339,928 from $372,225 for the three-month period ended June 30, 2002 to $32,297 for the three-month period ended June 30, 2003. The Company has certain equity instruments whereby additional compensation expense is recognized if the share price increases, which may be reversed if the price subsequently declined. The decrease in expenses was primarily due to the reversal in 2003 of a portion of the non-cash compensation charge taken in the first quarter of 2003 based on the decrease in the Company's share price since March 31, 2003, as well as the recognition of other stock based charges in 2002 that did not repeat in 2003, partially offset by an increase in legal and accounting fees. General administrative expenses for the six-month period ended June 30, 2003 decreased 13% or $68,626 from $547,438 for the six-month period ended June 30 2002 to $478,812 for the six-month period ended June 30, 2003. This decrease was primarily due to a decrease in the non-cash charges for stock issued to non-employees, partially offset by an increase in legal and accounting fees and an increase in non-cash compensation charges based on the increase in the Company's share price since December 31, 2002.

OTHER (INCOME) EXPENSE

         Interest expense for the three-month period ended June 30, 2003 increased 1,429% or $83,775 from $5,864 for the three-month period ended June 30, 2002 to $89,639 for the three-month period ended June 30, 2003. This increase was primarily due to a $64,750 cost associated with the amortization of costs related to the issuance of the promissory loans, and higher average debt levels in 2003. Interest expense for the six-month period ended June 30, 2003 increased 75% or $45,629 from $61,111 for the six-month period ended June 30, 2002 to $106,740 for the six-month period ended June 30, 2003. This increase was primarily due to a $64,750 cost associated with the amortization of costs related to the issuance of the promissory loans and higher average debt levels in 2003. This was partially offset by a $44,273 cost associated with the debt discount for the beneficial conversion of debt to equity in 2002. The Company had no other significant items of other income or expense during the three-month and six-month periods ended June 30, 2002 and 2003.

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

PLAN OF OPERATION

         The Company is currently attempting to raise between $3 million and $8 million in investment capital to fund the development of its technology, including the clinical development of its most advanced products. Until a minimum of $3 million additional investment capital is raised, our activities will be limited to pre-clinical development of the AD and HEMOXygenation technologies and fund raising activities in the United States and Europe. Our efforts to raise investment capital consist of:

      o  presenting Hemoxymed as an investment opportunity to:
          o  angel investors and angel investor groups
          o  small and large venture capital firms
          o  other investment groups
      o seeking government investment and/or collaboration within both the United States and France
      o seeking strategic corporate alliances or joint ventures with biotechnology and pharmaceutical companies who have products that may benefit from such arrangements


         Subject to the successful completion of the next round of financing of $3 million to $8 million, the strategic plan involves focusing Company resources, and establishing priorities, to maximize the return to the shareholders. In order to accomplish this objective, it is expected that the initial priority will be to focus on the projects in the pipeline that are closest to commercialization. Thus, our initial concentration will be advancing the commercialization of the CSF diagnostic in the U.S. and Europe, as well as advancing the Hemox technology into clinical development in Europe for an initial indication, possibly peripheral vascular disease ("PVD"). Based on these results, we plan to evaluate expanding the clinical development program for additional indications. We also plan to explore collaborative partners and/or licensing opportunities at each stage of development.

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


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, our cash and cash equivalents were $22,431. We require a minimum capital investment of $1.5 million to fund day-to-day operations through 2003. Our current operations consist of continuation of the development of our Alzheimer's programs, limited pre-clinical activities for our tissue oxygenation programs in France and investment capital raising activities in the United States and Europe. We will need to raise significantly more than the $3 million discussed above in our Plan of Operations to advance the clinical development of our technologies. The Company's current cash inflows are through investor funding, primarily equity investments and convertible debt investments. The Company's current cash outflows are primarily expenditures for research and development activities and management and overhead costs.

         We used cash in operating activities of $768,442 for the six months ended June 30, 2003 versus cash used in operating activities of $745,234 for the six months ended June 30, 2002. This increase of $23,208 was comprised of higher cash outlays in 2003 for outside project and collaborator expenses, inclusion of our French subsidiary's operating expenses, and professional fees that were offset by a $200,000 payment received under a research agreement. In addition, cash outlays for payroll expense were higher in 2003 due to officer payroll deferrals in 2002 to conserve cash flow.

         Cash received from fund raising activities was $588,221 for the six months ended June 30, 2003 versus cash received from financing activities of $745,000 for the six months ended June 30, 2003. This decrease was due to financing fees paid in 2003.


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

(b) Changes in Internal Controls: Since the above mentioned evaluation, Hemoxymed did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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


                                                   HEMOXYMED, INC.

Dated: August 8, 2003
                                                   By: /s/ DAVID ELLISON
                                                   ------------------------
                                                   Chief Financial Officer
                                                   (Principal Accounting
                                                   and Financial Officer)

                                                                    EXHIBIT 31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

 (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

 (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

 (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


 /s/  BRUCE N. BARRON
---------------------
Bruce N. Barron, Chief Executive Officer
Date: August 8, 2003

                                                                    EXHIBIT 31.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

 (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

 (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/  DAVID ELLISON
--------------------------------------
David Ellison, Chief Financial Officer
Date: August 8, 2003

                                                                    EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         I, Bruce N. Barron, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

     (i) The accompanying quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

     (ii) The information in such report fairly presents, in all material respects, the financial condition and results of operations of Hemoxymed, Inc. (the "Company").


                                   /s/ BRUCE N. BARRON
                                   --------------------------------------------
                                   Bruce N. Barron, Chief Executive Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         I, David Ellison, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

    (iii) The accompanying quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

     (iv) The information in such report fairly presents, in all material respects, the financial condition and results of operations of the Company".



                                  /s/ DAVID ELLISON
                                  --------------------------------------
                                  David Ellison, Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.