Form 10QSB
period 2003-09-30
HEMOXYMED INC
filed 2003-11-14
CIK 872947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

              |X| Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               for the Quarterly period ended September 30, 2003

                                       OR

             |_| Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number 001-13835

                          APPLIED NEUROSOLUTIONS, INC.
                          ----------------------------
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

                                 (847) 573-8000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                 HEMOXYMED, INC.
                                 ---------------
            (Former name of Registrant, if changed since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $0.0025 par value
- 47,701,098 shares outstanding as of November 12, 2003. Transitional small business disclosure format: Yes |_| No |X|

                          APPLIED NEUROSOLUTIONS, INC.
                             (f/k/a Hemoxymed, Inc.)
                          (a development stage company)
                         QUARTERLY REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2003

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

Item 2 - Management's Discussion and Analysis or Plan of Operation...........11

Item 3 - Controls and Procedures.............................................14

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings...................................................14
Item 2 - Changes in Securities...............................................14
Item 3 - Defaults Upon Senior Securities.....................................14
Item 4 - Submission of Matters to a Vote of Security Holders.................14
Item 5 - Other Information...................................................14
Item 6 - Exhibits and Reports on Form 8-K....................................14

SIGNATURES...................................................................15

INDEX TO EXHIBITS
     Exhibit 31.1............................................................16
     Exhibit 31.2............................................................17
     Exhibit 32.1............................................................18
     Exhibit 32.2............................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          APPLIED NEUROSOLUTIONS, INC.
                             (f/k/a Hemoxymed, Inc.)
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30,    December 31,
                                                                               2003             2002
                                                                               ----             ----
                                                                            (unaudited)
Assets
Current assets:
   Cash and cash equivalents .........................................    $     90,127     $    202,877
   Accounts receivable ...............................................          26,030          205,245
   Prepaids and other current assets .................................          72,299           45,093
                                                                          ------------     ------------
     Total current assets ............................................         188,456          453,215
                                                                          ------------     ------------

Property and equipment:
   Furniture, equipment and leaseholds ...............................       2,075,996        2,064,005
   Accumulated depreciation ..........................................      (2,060,852)      (2,054,641)
                                                                          ------------     ------------
     Net property and equipment ......................................          15,144            9,364
                                                                          ------------     ------------

Other assets:
   Deposits ..........................................................          15,133           14,718
   Deferred financing costs ..........................................          20,417               --
                                                                          ------------     ------------
     Total other assets ..............................................          35,550           14,718
                                                                          ------------     ------------

        Total assets .................................................    $    239,150     $    477,297
                                                                          ============     ============

Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable ..................................................    $    257,121     $    254,283
   Loans payable .....................................................       2,298,991        1,010,000
   Capital lease payable, current portion ............................           3,590               --
   Deferred research agreement revenues ..............................         225,000          200,000
   Accrued wages .....................................................         293,310          293,310
   Accrued collaborator payments .....................................         242,992          124,026
   Accrued consultant fees ...........................................         167,100          121,800
   Other accrued expenses ............................................         282,904          203,993
                                                                          ------------     ------------
     Total current liabilities .......................................       3,771,008        2,207,412
                                                                          ------------     ------------
 Long term liabilities:
  Capital lease payable, net of current portion ......................           6,586               --
                                                                          ------------     ------------
    Total long term liabilities ......................................           6,586               --
                                                                          ------------     ------------

Stockholders' deficit:
   Common stock, par value $0.0025; authorized shares 200,000,000;
     issued and outstanding shares 47,701,098 ........................         119,253          119,253
   Preferred stock, par value $0.0025; authorized shares 5,000,000; no
     issued and outstanding shares ...................................              --               --
   Treasury stock ....................................................         (10,614)
                                                                                                (10,614)
   Additional paid in capital ........................................      31,218,483       30,651,984
   Deficit accumulated during the development stage ..................     (34,865,566)     (32,490,738)
                                                                          ------------     ------------
   Total stockholders' deficit .......................................      (3,538,444)      (1,730,115)
                                                                          ------------     ------------

        Total liabilities and stockholders' deficit ..................    $    239,150     $    477,297
                                                                          ============     ============

See accompanying notes to consolidated financial statements.

                          APPLIED NEUROSOLUTIONS, INC.
                             (f/k/a Hemoxymed, Inc.)
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,         Period from March 14,
                                                ---------------------------   -----------------------------    1992 (inception) to
                                                   2003            2002           2003            2002         September 30, 2003
                                                ------------   ------------   ------------     ------------   ---------------------
Research agreement revenues ..................  $         --   $         --   $         --     $         --       $    500,000
Grant revenues ...............................            --             --             --               --            669,022
                                                ------------   ------------   ------------     ------------       ------------
                                                          --             --             --               --          1,169,022
                                                ------------   ------------   ------------     ------------       ------------

Operating expenses:
   Research and development ..................       462,876        373,780      1,356,646        1,551,417         23,405,364
   General and administrative ................       436,609        427,616        856,289          975,051          8,753,174
   Loss on impairment of intangible assets ...            --             --             --               --            411,016
   Loss on writedown of leasehold improvements
                                                          --             --             --               --          1,406,057
                                                ------------   ------------   ------------     ------------       ------------
      Total operating expenses ...............       899,485        801,396      2,212,935        2,526,468         33,975,611
                                                ------------   ------------   ------------     ------------       ------------

Operating loss ...............................      (899,485)      (801,396)    (2,212,935)      (2,526,468)       (32,806,589)
                                                ------------   ------------   ------------     ------------       ------------
Other (income) expense:
   Interest expense ..........................        55,453            991        162,193           62,101            521,928
   Interest income ...........................           (23)            --           (300)              --           (704,687)
   Other (income) expense ....................            --             --             --               --          2,241,736
                                                ------------   ------------   ------------     ------------       ------------
     Net other expense .......................        55,430            991        161,893           62,101          2,058,977
                                                ------------   ------------   ------------     ------------       ------------

Net loss .....................................  $   (954,915)  $   (802,387)  $ (2,374,828)    $ (2,588,569)      $(34,865,566)
                                                ============   ============   ============     ============       ============

Basic and diluted:
   Net loss per share ........................  $      (0.02)  $      (0.03)  $      (0.05)    $      (0.12)      $      (3.36)

   Weighted average shares ...................    47,701,098     31,113,193     47,701,098       21,495,653         10,917,923

See accompanying notes to consolidated financial statements.

                          APPLIED NEUROSOLUTIONS, INC.
                             (f/k/a Hemoxymed, Inc.)
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Period from March
                                                         Nine Months Ended              14, 1992
                                                            September 30,           (inception) to
                                                     ---------------------------     September 30,
                                                        2003            2002             2003
                                                     -----------     -----------    ----------------
Cash flows from operating activities:
    Net loss ....................................    $(2,374,828)    $(2,588,569)    $(34,865,566)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
    Depreciation and amortization ...............          6,211          12,834        2,545,945
    Non-cash expense for warrant and option
        issuance to non-employees ...............        258,565         306,295        1,100,359
    Non-cash equity compensation to
          employees and directors ...............        307,934         230,438          572,357
    Non-cash interest expense ...................             --          51,652           90,202
    Amortization of deferred financing costs ....         90,583              --           90,583
    Non-cash expense for beneficial conversion of
        debt ....................................             --              --          274,072
    Non-cash expense for induced conversion of
        debt ....................................             --              --        1,631,107
    Amortization of intangible assets ...........             --              --          328,812
    Loss on writedown of leasehold improvements .             --              --        1,406,057
    Loss on impairment of intangible assets .....             --              --          411,016
    Gain  on sale of equipment ..................             --              --             (250)
    Issuance of common stock for services .......             --         737,595          791,454
    Changes in assets and liabilities:
      Accounts receivable .......................        179,215          (6,380)         177,260
      Prepaids and other assets .................        (27,621)           (518)         (72,714)
      Accounts payable ..........................          2,838        (137,398)         353,725
      Deferred research agreement revenues ......         25,000              --          225,000
      Accrued wages .............................             --          15,335          293,310
      Accrued collaborator payments .............        118,966          39,834          242,992
      Accrued consultant fees ...................         45,300          49,800          167,100
      Other accrued expenses ....................         78,911          96,220          313,711
                                                     -----------     -----------     ------------
Net cash used in operating activities ...........     (1,288,926)     (1,192,862)     (23,923,468)
                                                     -----------     -----------     ------------

Cash flows from investing activities
    Acquisition of investment securities ........             --              --       (9,138,407)
    Redemption of investment securities .........             --              --        9,138,407
    Acquisition of intangible assets ............             --              --         (339,829)
    Acquisition of equipment and leasehold
        improvements ............................           (225)             --       (3,953,009)
                                                     -----------     -----------     ------------
Net cash used in investing activities ...........           (225)             --       (4,292,838)
                                                     -----------     -----------     ------------

                                                          Nine Months Ended          Period from
                                                            September 30,           March. 14, 1992
                                                     ---------------------------    (inception) to
                                                        2003            2002      September 30, 2003
                                                     -----------     -----------  ------------------
Cash flows from financing activities
    Proceeds from issuance of preferred stock ...             --              --       12,193,559
    Proceeds from issuance of common stock ......             --         561,200       11,616,977
    Deferred financing costs incurred ...........       (111,000)             --         (111,000)
    Advances from director ......................             --              --          120,000
    Payments of capital lease payable ...........         (1,590)             --           (1,590)
    Proceeds from promissory loans payable ......      1,288,991         905,000        4,263,491
    Payments to repurchase common stock .........             --         (10,614)         (10,614)
    Net proceeds of notes payable ...............             --          51,740               --
    Payments received for employee stock purchase
    notes .......................................             --              --          235,610
                                                     -----------     -----------     ------------
Net cash provided by financing activities .......      1,176,401       1,507,056       28,306,433
                                                     -----------     -----------     ------------

Net increase (decrease) in cash .................       (112,750)       (314,194)          90,127

Cash beginning of period ........................        202,877          43,772               --
                                                     -----------     -----------     ------------

Cash end of period ..............................    $    90,127     $   357,966     $     90,127
                                                     ===========     ===========     ============

Supplemental cash flow information
Cash paid for interest ..........................    $       896     $        --     $     39,833
                                                     ===========     ===========     ============

Supplemental disclosure of non-cash investing and financing activities

Issuance of stock for prior services ............    $        --     $        --     $  4,149,521
                                                     ===========     ===========     ============
Intangible assets acquired in exchange for stock     $        --     $        --     $    400,000
                                                     ===========     ===========     ============

The Company entered into a lease for new equipment during the nine months ended September 30, 2003 and thus incurred a capital lease obligation of $11,766, of which $10,176 remains as of September 30, 2003.

See accompanying notes to consolidated financial statements.

                          APPLIED NEUROSOLUTIONS, INC.
                             (f/k/a Hemoxymed, Inc.)
                          (a development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BUSINESS

      In October 2003, the Company's shareholders approved amending the Company's Certificate of Incorporation to change the corporate name to Applied NeuroSolutions, Inc. The name change became effective on October 30, 2003. Applied NeuroSolutions, Inc. ("ANS" or the "Company") is a development stage biopharmaceutical company with two wholly-owned operating subsidiaries. One of the wholly-owned operating subsidiaries is Molecular Geriatrics Corporation ("MGC"), a development stage biopharmaceutical company incorporated in November 1991, with operations commencing in March 1992, to develop diagnostics to detect, and therapeutics to treat, Alzheimer's disease.

      The other wholly-owned operating subsidiary is Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs.

      On September 10, 2002, the Company established a strategic alliance through the closing of its merger (the "Merger") with MGC. Under the terms of the Merger, the Company acquired all of MGC's outstanding common stock, options and warrants from MGC holders in exchange for the Company's issuance and delivery to MGC shareholders, optionholders and warrantholders of approximately 22,800,000 new, unregistered shares of the Company's common stock plus options and warrants to purchase approximately 4,830,000 shares of the Company's common stock. Immediately following the closing, the Company had approximately 47,700,000 shares of common stock issued and outstanding plus options and warrants to purchase approximately 7,400,000 shares of common stock, of which former Company and former MGC holders each own approximately 50%, on a fully diluted basis. The Merger Agreement further provided that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies.

      This transaction has been accounted for as a reverse merger. For financial reporting purposes, MGC is continuing as the primary operating entity under the the Company's name, and its historical financial statements have replaced those of the Company. Thus, all financial information prior to the Merger date is the financial information of MGC only.

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

NOTE 2. BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Applied NeuroSolutions, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements of Hemoxymed (now called Applied NeuroSolutions, Inc.) contained in its Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

      The Company has experienced losses since inception and had a negative working capital balance at September 30, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

      The consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," which requires development stage companies to employ the same accounting principles as operating companies.

NOTE 3. STOCK OPTIONS AND WARRANTS

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

      In September, 2003, the Board of Directors granted 5,337,000 options exercisable at $0.15 per share which vest one-fourth immediately and one-fourth per year beginning September, 2004.

      In September, 2003, the Company issued 2,100,000 five year warrants with exercise prices ranging from $0.15 to $0.20.

      The following data reflect the pro-forma effects of the stock-based compensation cost for the Company's stock option transactions in accordance with SFAS No. 123 and SFAS No. 148:

------------------------------------------------------------------------------------------------
                                          Three months ended            Nine months ended
                                             September 30,                September 30,
------------------------------------------------------------------------------------------------
                                          2003           2002          2003            2002
------------------------------------------------------------------------------------------------
Net loss, as reported                   ($954,915)    ($802,387)    ($2,374,828)    ($2,588,569)
------------------------------------------------------------------------------------------------
Add (Deduct): Stock-based employee
compensation expense (income)
included in reported net loss             175,962       230,438         307,934         230,438
------------------------------------------------------------------------------------------------
Deduct:  Total stock-based employee
compensation expense determined
under fair value based method for
all awards                               (203,346)     (103,605)       (410,556)       (310,815)
------------------------------------------------------------------------------------------------
Net loss, pro forma                     ($982,299)    ($675,554)    ($2,477,450)    ($2,668,946)
------------------------------------------------------------------------------------------------
Net loss per share:
------------------------------------------------------------------------------------------------
Basic and fully diluted, as reported    ($   0.02)    ($   0.03)    ($     0.05)    ($     0.12)
------------------------------------------------------------------------------------------------
Basic and fully diluted, pro forma      ($   0.02)    ($   0.02)    ($     0.05)    ($     0.12)
------------------------------------------------------------------------------------------------

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three months and nine months ended September 30, 2002 and 2003: risk-free interest rate of 3.75%; expected lives of 4 years; expected volatility of 75%; and no dividends expected to be paid.

NOTE 4. NET LOSS PER SHARE

      Net loss per share is computed based upon the weighted average number of common shares outstanding during the period as if the exchange of common shares in the merger between Hemoxymed (now called Applied NeuroSolutions, Inc.) and MGC was in effect at the beginning of all periods presented.

      Net loss per share is based on the weighted average number of common shares outstanding with potential equivalent shares from stock options and warrants excluded from the computation because their effect is antidilutive. The Company had 9,919,636 stock options and 4,858,109 warrants outstanding to issue common stock at September 30, 2003. The Company's stock closing price as of September 30, 2003 was $0.22. As a result, 9,736,052 stock options with an exercise price of $0.15, and all warrants which have an exercise price less than or equal to $0.20 are antidilutive.

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

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness to Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require that the guarantor make payments to the guaranteed party. The disclosure requirements of FIN 45 are effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company has disclosed all guarantee arrangements within the accompanying consolidated financial statements (in Note 6. Collaboration Agreements) and concluded that there are no additional liability recognition requirements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No.
123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of September 30, 2003, the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation. The Company accounts for employee stock options under Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost was recognized by the Company at the grant date of the option if fair value and the exercise price were the same. Certain disclosure requirements of SFAS No. 148 were adopted as of December 31, 2002 and are included in the accompanying consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities to provide new guidance with respect to the consolidation of certain previously unconsolidated entities, including special purpose entities. In October 2003, the FASB issued a Staff Position deferring the effective date of the Interpretation for all public entities until the first interim or annual period ending after December 31, 2003. The Company does not believe that adoption of this Interpretation will have a material effect on its consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is primarily effective for contracts and hedging relationships entered into or modified after June 30, 2003, except for those provisions of this Statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial position or results of operations. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain provisions related to mandatorily redeemable financial instruments, which have been deferred. The Company does not believe that adoption of the remaining provisions of SFAS No. 150 will have a material effect on its consolidated financial position or results of operations.

      In May 2003, the FASB finalized the terms of Emerging Issues Task Force
(EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables. The Company adopted EITF 00-21 as of June 15, 2003 and now assesses all revenue arrangements against the criteria set forth in EITF 00-21. This impacts the timing of revenue recognition in the current and future periods and could have a material impact on the consolidated financial statements in the future.

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

      The Company had a collaborative research agreement with the University of British Columbia ("UBC") through June 2003. The Company agreed to fund a project at UBC for $233,140, of which $51,470 was funded by a Foundation with no affiliation to the Company. Additionally, the Company was obligated to fund patent costs arising from the project. The Company has the rights to the technology developed through this research agreement and would be responsible for certain milestone payments to UBC upon advancement of the technology through the various stages of the FDA approval process. This agreement can be extended by mutual agreement. As of September 30, 2003, the agreement has not been extended. Amounts due to UBC, including patent costs, as of September 30, 2003 are $210,086, which are included in accrued collaborator payments. In addition, the Company has an ongoing option agreement on a license agreement with UBC that obligates the Company to cover certain patent costs associated with the technology covered by the license agreement, which are recognized as expense when incurred.

NOTE 7. BORROWINGS

      As of September 30, 2003, the Company had raised $2,298,991 in a current bridge financing by issuing promissory loans convertible into common stock. These promissory loans accrue interest at an annual rate of 6% and have an automatic conversion feature based on a future minimum financing of at least $3,000,000. The conversion rate is based on 50% of the per share price of the future financing, with a maximum conversion rate of $0.15 per share.

NOTE 8. CORPORATE ACTIONS

      In August 2003, the Company's shareholders approved the following corporate actions: 1) to increase the number of authorized shares from 50,000,000 to 205,000,000; consisting of 200,000,000 common shares and 5,000,000 preferred shares, and 2) to approve the Hemoxymed (now called Applied NeuroSolutions, Inc.) 2003 Stock Option Plan.

      As of September 30, 2003, the Company had approximately 47,700,000 common shares outstanding and needed to increase the number of common shares authorized in order to; i) permit the exercise of outstanding options and warrants; ii) convert the outstanding loans to common stock; and iii) raise funds by issuing shares of stock.

      In October 2003, the Company's shareholders approved amending the Company's Certificate of Incorporation to change the corporate name to Applied NeuroSolutions, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.

OVERVIEW

      On September 10, 2002, Hemoxymed (now called Applied NeuroSolutions, Inc.) established a strategic alliance through the closing of its Merger with MGC. This transaction has been accounted for as a reverse merger. In order to comply with generally accepted accounting principles, for financial reporting purposes, MGC is continuing as the primary operating entity under the Company name, and its historical financial statements have replaced those of the Company. Thus, all financial information prior to the Merger date is the financial information of MGC only.

      Applied NeuroSolutions, Inc. is a development stage biopharmaceutical company with two wholly-owned operating subsidiaries. One of the wholly-owned operating subsidiaries is MGC, a development stage biopharmaceutical company with operations commencing in March 1992 to develop diagnostics to detect, and therapeutics to treat, Alzheimer's disease. The other wholly owned operating subsidiary is Hemoxymed Europe, SAS. Hemoxymed is a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs.

      Applied NeuroSolutions, Inc. has had a limited operating history characterized by operating losses, and expects to generate operating losses for the foreseeable future. As of September 30, 2003, the Company's accumulated deficit was approximately $34,900,000. The Company anticipates that it will continue to incur significant losses until successful commercialization of its technology generates sufficient net revenues to cover all of the costs of its operation.

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMER 30, 2002 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

RESEARCH AND DEVELOPMENT

      Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, patent costs, and laboratory supplies. Research and development expenses for the three-month period ended September 30, 2003 increased 24% or $89,096 from $373,780 for the three-month period ended September 30, 2002 to $462,876 for the three-month period ended September 30, 2003. This increase was primarily due to an increase in outside project and collaborator expenses due to additional AECOM collaboration funding. The Company has certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price increases, which may be reversed if the price subsequently declines. Included in expense in 2003, was non-cash compensation of $132,466 in the form of options issued to a scientific advisor and a variable accounting charge for option expense as opposed to a $103,167 charge in 2002, plus the inclusion of our French subsidiary's operating expenses for a full three months in 2003 following the merger of the Company and MGC in the third quarter of 2002. Research and development expenses for the nine-month period ended September 30, 2003 decreased 13% or $194,771 from $1,551,417 for the nine-month period ended September 30, 2002 to $1,356,646 for the nine-month period ended September 30, 2003. This decrease was primarily due to a decrease in outside project and collaborator expenses due to additional AECOM collaboration funding in 2002 caused by the amended agreements. This decrease was partially offset by inclusion of our French subsidiary's operating expenses in 2003 for a full nine months.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the three-month period ended September 30, 2003 increased 2% or $8,993 from $427,616 for the three-month period ended September 30, 2002 to $436,609 for the three-month period ended September 30, 2003. This increase was due to an increase in legal and accounting fees, consulting fees and travel expenses. The Company has certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price increases, which may be reversed if the price subsequently declines. This resulted in $97,184 of expense recognized in the third quarter of 2003 and $127,271 of expense recognized in the third quarter of 2002. This decrease in stock based charges and a change in estimate for franchise taxes partially offset the other increased expenses. General and administrative expenses for the nine-month period ended September 30, 2003 decreased 12% or $118,762 from $975,051 for the nine-month period ended September 30, 2002 to $856,289 for the nine-month period ended September 30, 2003. This decrease was primarily due to a decrease in the non-cash charges for stock issued to non-employees. This was partially offset by an increase in legal and accounting fees, consulting fees, travel expenses and an increase in non-cash compensation charges based on the increase in the Company's share price since December 31, 2002.

OTHER (INCOME) EXPENSE

      Interest expense for the three-month period ended September 30, 2003 increased $54,462 from $991 for the three-month period ended September 30, 2002 to $55,453 for the three-month period ended September 30, 2003. This increase was primarily due to a $25,833 cost associated with the amortization of costs related to the issuance of the promissory loans and higher average debt levels related to promissory loan funding in 2003. Interest expense for the nine-month period ended September 30, 2003 increased 161% or $100,092 from $62,101 for the nine-month period ended September 30, 2002 to $162,193 for the nine-month period ended September 30, 2003. This increase was primarily due to a $90,583 cost associated with the amortization of costs related to the issuance of the promissory loans and higher average debt levels in 2003. This was partially offset by a $44,273 cost associated with the debt discount for a beneficial conversion of debt to equity in 2002. The Company had no other significant items of other income or expense during the three-month and nine-month periods ended September 30, 2002 and 2003.

      Applied NeuroSolutions, Inc. currently does not hedge foreign exchange transaction exposures. The Company's assets and liabilities denominated in foreign currencies are immaterial.

PLAN OF OPERATION

      The Company is currently attempting to raise between $4 million and $6 million in investment capital to fund the development of its technology, including the clinical development of its most advanced products. Until a minimum of $4 million additional investment capital is raised, our activities will be limited to pre-clinical development of the AD technologies and fund raising activities in the United States and Europe. Our efforts to raise investment capital consist of:

      o presenting Applied NeuroSolutions, Inc. as an investment opportunity to:
            o     angel investors and angel investor groups
            o     small and large venture capital firms
            o     other investment groups
      o seeking government investment and/or collaboration within both the United States and France
      o seeking strategic corporate alliances or joint ventures with biotechnology and pharmaceutical companies who have products that may benefit from such arrangements

      Subject to the successful completion of the next round of financing of $4 million to $6 million, the strategic plan involves focusing Company resources, and establishing priorities, to maximize the return to the shareholders. In order to accomplish this objective, it is expected that the initial priority will be to focus on the projects in the pipeline that are closest to commercialization. Thus, our initial concentration will be advancing the commercialization of the CSF diagnostic in the U.S. and Europe.

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

      If sufficient funds are raised, we plan to advance our oxygenation technology into clinical development in Europe and we plan to restart our program to discover antimitotics to treat cancer. If this happens, we hope that we will be able to discover some new antimitotic agents to address cancer through a potential collaboration with the University of British Columbia (UBC). This will allow us to pursue licensing opportunities with pharmaceutical companies. We are also exploring the opportunity to utilize the oxygenation technology together with the antimitotic agents developed through this potential collaboration to advance the development of treatments for cancer. If the development of these cancer treatments is successful, we hope to explore potential partnering and licensing opportunities.

      We do not expect significant revenues from our CSF-based diagnostic to detect AD in the near term. There can be no assurance that we will raise a minimum of $4 million investment capital in 2003 or that adequate funds on acceptable terms will be available in the future when we need them. If at any time we are unable to obtain sufficient additional investment capital, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2003, our cash and cash equivalents were $90,127. We require a minimum capital investment of $0.5 million to fund day-to-day operations through 2003. Our current operations consist of continuation of the development of our Alzheimer's programs and investment capital raising activities in the United States and Europe. We will need to raise significantly more than the $4 million discussed above in our Plan of Operation to advance the clinical development of our technologies. The Company's current cash inflows are through investor funding, primarily equity investments and convertible debt investments. The Company's current cash outflows are primarily expenditures for research and development activities and management and overhead costs.

      We used cash in operating activities of $1,288,926 for the nine months ended September 30, 2003 versus cash used in operating activities of $1,192,862 for the nine months ended September 30, 2002. This increase of $96,064 was comprised of higher cash outlays in 2003 for outside project and collaborator expenses, inclusion of our French subsidiary's operating expenses for the full nine months of 2003, and professional fees that were offset by a $200,000 payment received under a research agreement. In addition, cash outlays for payroll expense were higher in 2003 due to officer payroll deferrals in 2002 to conserve cash flow.

      Net cash received from financing activities was $1,176,401 for the nine months ended September 30, 2003 versus cash received from financing activities of $1,507,056 for the nine months ended September 30, 2002. This decrease was due to lower levels of financing in 2003.

Item 3. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures: An evaluation of Applied NeuroSolutions' disclosure controls and procedures (as defined in section13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of Applied NeuroSolutions' Chief Executive Officer and Chief Financial Officer and several other members of Applied NeuroSolutions' senior management within the 90-day period preceding the filing date of this quarterly report. Applied NeuroSolutions' Chief Executive Officer and Chief Financial Officer concluded that Applied NeuroSolutions' disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by Applied NeuroSolutions in the reports it files or submits under the Act is
(i) accumulated and communicated to Applied NeuroSolutions' management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      (b) Changes in Internal Controls: Since the above mentioned evaluation, Applied NeuroSolutions did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      In August 2003, the Company's shareholders approved the following corporate actions: 1) to increase the number of authorized shares from 50,000,000 to 205,000,000; consisting of 200,000,000 common shares and 5,000,000 preferred shares, and 2) to approve the Hemoxymed (now called Applied NeuroSolutions, Inc.) 2003 Stock Option Plan.

      As of September 30, 2003, the Company had approximately 47,700,000 common shares outstanding and needed to increase the number of common shares authorized in order to; i) permit the exercise of outstanding options and warrants; ii) convert the outstanding loans to common stock; and iii) raise funds by issuing shares of stock.

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K - None

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            APPLIED NEUROSOLUTIONS, INC.

Dated: November 12, 2003
                                            By: /s/ DAVID ELLISON
                                               ---------------------------------
                                               Chief Financial Officer
                                               (Principal Accounting
                                               and Financial Officer)