Form 10KSB
period 2003-12-31
APPLIED NEUROSOLUTIONS INC
filed 2004-03-19
CIK 872947

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended December 31, 2003 OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________to________

                        Commission File Number 001-13835

                          APPLIED NEUROSOLUTIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Delaware                                       39-1661164
 -------------------------------                      -------------------
 (State or Other Jurisdiction of                        (IRS Employer
 Incorporation or Organization)                       Identification No.)

             50 Lakeview Parkway, Suite 111, Vernon Hills, IL 60061
             ------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (847) 573-8000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 HEMOXYMED, INC.
            ---------------------------------------------------------
            (Former name of Registrant, if changed since last report)

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

As of March 17, 2004, the aggregate market value of voting common equity held by non-affiliates of the Registrant (57,891,285 shares) was approximately $21,419,775. The aggregate market value was computed by reference to the "Close" price of such common equity as of that date.

As of March 17, 2004, the Registrant had 90,641,812 shares of Common Stock issued and outstanding.

                                      INDEX

                                                                                                                PAGE
PART I
    Item 1.              Description of business....................................................................1.
    Item 2.              Description of property...................................................................18.
    Item 3.              Legal proceedings.........................................................................18.
    Item 4.              Submission of matters to a vote of security holders.......................................18.

PART II
    Item 5.              Market for common equity and related stockholder matters..................................18.
    Item 6.              Management's discussion and analysis or plan of operation.................................21.
    Item 7.              Financial statements......................................................................29.
    Item 8.              Changes in and disagreements with accountants on accounting and financial disclosure......50.
    Item 8a.             Controls and procedures...................................................................50.

PART III
    Item 9.              Directors, executive officers, promoters and control persons; compliance with section 16(a) of the exchange act ........................................................50.
    Item 10.             Executive compensation....................................................................52.
    Item 11.             Security ownership of certain beneficial owners and management and related stockholder matters.......................................................................55.
    Item 12.             Certain relationships and related transactions............................................55.
    Item 13.             Exhibits and reports on form 8-K..........................................................56.
    Item 14.             Principal accountant fees and services....................................................58.

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

         As used in this Form 10-KSB, references to "APNS," the "Company," the "Registrant," "we," or "us" refer to Applied NeuroSolutions, Inc. unless the context otherwise indicates.

ITEM 1.  DESCRIPTION OF BUSINESS

         In October 2003, the Company's shareholders approved amending the Company's Certificate of Incorporation to change the corporate name from Hemoxymed, Inc. to Applied NeuroSolutions, Inc. The name change became effective on October 30, 2003. Applied NeuroSolutions, Inc. is a development stage biopharmaceutical company with two wholly-owned operating subsidiaries. One of the wholly-owned operating subsidiaries is Molecular Geriatrics Corporation ("MGC"), a development stage biopharmaceutical company incorporated in November 1991, with operations commencing in March 1992, to develop diagnostics to detect, and therapeutics to treat, Alzheimer's disease ("AD").

         The other wholly-owned operating subsidiary is Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs (the "Hemoxygenation technology"). The Company is in the process of dissolving these two subsidiaries, and plans to transfer all of their assets to APNS.

         On September 10, 2002, the Company established a strategic alliance through the closing of its merger (the "Merger") with MGC. Under the terms of the Merger, the Company acquired all of MGC's outstanding common stock, options and warrants from MGC holders in exchange for the Company's issuance and delivery to MGC shareholders, optionholders and warrantholders of approximately 22,800,000 new, unregistered shares of the Company's common stock plus options and warrants to purchase approximately 4,830,000 shares of the Company's common stock. Immediately following the closing, the Company had approximately 47,700,000 shares of common stock issued and outstanding plus options and warrants to purchase approximately 7,400,000 shares of common stock, of which former Company and former MGC holders each owned approximately 50%, on a fully diluted basis. The Merger Agreement further provided that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies.

         This transaction has been accounted for as a reverse merger. For financial reporting purposes, MGC is continuing as the primary operating entity under the Company's name, and its historical financial statements have replaced those of the Company. Thus, all financial information prior to the Merger date is the financial information of MGC only.

         Since the merger, the Company has focused most of its efforts and resources toward the development of its AD technologies. At this time, the Company is not anticipating committing any significant resources to its Hemoxygenation technology.

         The Company is subject to risks and uncertainties common to small cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations. The Company raised $8,000,000 ($7,340,000 proceeds net of commissions and legal fees) in February 2004 to advance its various programs, including clinical development of its most advanced programs (the "Offering").

GENERAL

         Applied NeuroSolutions, Inc., in partnership with a team of distinguished scientists at Albert Einstein College of Medicine ("AECOM") is primarily engaged in the research and development of a diagnostic test to detect, and novel therapeutics to treat, AD in humans. Alzheimer's disease is the most common cause of dementia among people age 65 and older. Dementia is the loss of memory, reason, judgment and language to such an extent that it interferes with a person's daily life and activities. Currently it is estimated that four million people in the U.S. have AD and the national cost of caring for people with AD is thought to be $100 billion annually.

         APNS is about to begin the final stage of clinical testing for its lead product, a cerebrospinal fluid ("CSF") based diagnostic test to detect whether a person has AD. The Company has been advised by its consultant in diagnostic clinical and regulatory affairs that the completion of the final clinical study and related filing with the U.S. Food and Drug Administration ("FDA") of the premarket approval application ("PMA") should be completed within 12-15 months of its commencement. The Company has been further advised that FDA approval could be received within 3-6 months of the completion of the filing of the PMA. It is anticipated that the PMA process, including the final clinical study, will commence in April 2004.

         The Company is developing a second-generation, serum-based diagnostic test to detect AD that will be easier to perform and less expensive to use. The Company believes the serum-based test, which is 10-12 months away from the start of pivotal clinical trials, can be brought to market in the United States within three years' time.

         The Company is also involved in the discovery and development of therapeutics to treat Alzheimer's disease based upon a unique theory developed by Peter Davies, Ph.D., the Company's founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer's Disease Research at AECOM. As a result of Dr. Davies' research, the Company is involved in the development of a unique therapeutic that may represent the first therapy able to stop the progression of AD.

         APNS has also been involved in the development of a novel platform technology for increasing the amount of oxygen carried to the body's tissues using either a patient's own red blood cells or banked blood. The Company has recently decided to suspend development of this technology and may seek to sell or license out this technology.

ALZHEIMER'S DISEASE BACKGROUND

         Alzheimer's disease is an intractable, chronic and progressively incapacitating disease characterized by the degeneration and death of several types of neurons in certain regions of the brain. Patients affected by the disease initially suffer loss of memory, then a decline of intellectual abilities severe enough to interfere with work and activities of daily living, followed by severe dementia and, finally, death. This illness, currently affecting an estimated four million people in the United States, and approximately ten million people worldwide, is a leading cause of death behind cardiovascular disease and cancer. While the disease is most common in the elderly, affecting nearly 10% of people age 65 and older and up to 50% of people age 85 and older, it has been diagnosed in patients in their 40's and 50's.

         Alzheimer's disease was first described in 1907 by Dr. Alois Alzheimer, a German psychiatrist who discovered large numbers of unusual microscopic deposits in the brain of a demented patient upon autopsy. These deposits, called amyloid plaques and neurofibrillary tangles, are highly insoluble protein aggregates that form in the brains of AD patients in particular regions, including those involved with memory and cognition. Generally, amyloid plaque is deposited on the surface of neurons, whereas neurofibrillary tangles are formed within neurons. The plaques and tangles are associated with degeneration and loss of neurons. The actual loss of neurons, as well as the impaired function of surviving neurons, is generally believed to be the key neuropathological contributors to the memory loss and dementia that characterizes Alzheimer's disease.

         APNS's core technology in the AD field is based on an exclusive license with AECOM covering all diagnostic and therapeutic applications in the field of AD discovered in Dr. Peter Davies' laboratories. Dr. Davies' research has demonstrated that AD is caused by a group of proteins; primarily hyperphosphorylated tau, which are involved in the formation of neurofibrillary tangles within neurons (nerve cells). Excessive phosphorylation of tau (the addition of one or more phosphate groups, which are comprised of phosphorous and oxygen, to a molecule) prevents it from stabilizing microtubules, thereby causing the breakdown of the transit system of the nerve cell. This internal neuronal damage leads to the development of the paired helical filaments and neurofibrillary tangles which are contributing factors to the eventual death of the neurons related to Alzheimer's disease. Tau in this abnormally phosphorylated form is the building block for the paired helical filaments and the neurofibrillary tangles (NFTs); one of the hallmark pathologies associated with AD. There is a high correlation among the presence of hyperphosphorylated tau, NFTs and AD. Thus, it is believed that the hyperphosphorylated tau represents an early abnormality in the Alzheimer's disease process.

         Articles published in the scientific journals Nature (co-authored by Dr. Peter Davies) and Proceedings of the National Academy of Sciences have described research showing that a mutation in the gene that codes for tau is associated with dementia. The research described in the articles demonstrates that abnormal tau represents an appropriate target for research on neurodegenerative diseases, such as Alzheimer's disease. Applied NeuroSolutions scientists and Dr. Davies have been applying their expertise in research directed towards abnormal tau for many years and have developed a vast array of proprietary antibodies which are being used in the development of a diagnostic to detect, and therapeutics to treat, Alzheimer's disease.


DIAGNOSTIC PROGRAM

         Alzheimer's disease, at present, can be conclusively diagnosed only by histological examination of the brain by biopsy or autopsy. The diagnosis of patients suspected of having AD is therefore typically made through a process of elimination, by conducting neurological and psychiatric examinations, extensive laboratory tests and a brain scan to rule out other conditions (such as stroke, brain tumor, or depression) with similar symptoms. The definitive AD predictive accuracy of such exams is generally in the range of 75-80%, however, some AD centers claim accuracy of diagnosing AD in 85% of the cases they see. Costs to patients for such testing currently runs anywhere from $1,000 - $4,000. A simple, predictive, accurate and cost effective diagnostic assay would therefore meet a tremendous medical need.

         APNS's approach to meeting this need revolves around several approaches. These approaches include: i) the detection of hyperphosphorylated tau in cerebrospinal fluid (CSF) and serum of AD patients and ii) the detection of autoantibodies to phosphorylated tau in serum. Competitive diagnostics in development include approaches to differentiate AD patients from normal patients by attempting to measure: i) normal tau, or total tau in CSF, ii) neural thread protein in CSF and/or urine, or iii) glutamine synthetase in serum.

         The Company has completed the development of a diagnostic assay utilizing CSF. To date, the Company has completed numerous studies comprising in excess of 2,000 CSF samples utilizing this assay. These studies were designed to test the assay's ability to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls. These studies have shown the ability of the assay to correctly identify the patients diagnosed with AD with an overall sensitivity and specificity in the 85% to 95% range. The studies have been published, or have been submitted for publication, in peer reviewed scientific journals such as Neuroscience Letters, Archives of
Neurology, and American Journal of Psychiatry. In addition, a study was completed addressing the relationship between phosphotau levels in CSF and natural AD progression. The Company has shown with its assay that phosphotau concentrations in CSF declined over time during the clinical course of AD and correlate well with the degree of cognitive impairment. A synopsis of the study has been published in Annals of Neurology.

         A recent publication (January 2004) in Archives of General Psychiatry has shown that phosphorylated tau ("ptau") proteins in CSF come closest to fulfilling the criteria of a biological marker for AD. This publication reported that the Company's ptau test exceeded standards for an AD diagnostic test established by the National Institute of Aging and the Ronald and Nancy Reagan Research Institute of the Alzheimer's Association in a 1998 published "Consensus Report". It was determined by that group that a successful biological marker would be one that had a sensitivity level and specificity level of at least 80%.

         These data suggest that the phosphotau assay may represent an excellent biochemical marker for AD. It detects a characteristic feature of pathophysiology, may allow one to track disease progression, and accurately discriminates between AD patients and neurological controls. Pharmaceutical companies have expressed interest in utilizing the Company's CSF phosphotau assay as a biomarker in the clinical development of therapeutics to treat AD. In January 2003, the Company announced it entered into a Research Agreement with Pfizer regarding its CSF diagnostic test as a biomarker to detect AD. The Company entered into a second research agreement with Novartis in November 2003, further validating its technology.

         APNS is about to begin the final stage of clinical testing for its cerebrospinal fluid (CSF) based diagnostic test to detect AD. The Company has been advised by its Consultant in Diagnostic Clinical & Regulatory Affairs that the completion of the final clinical study and related filing with the U.S. Food and Drug Administration (FDA) of the premarket approval application (PMA) should be completed within 12 - 15 months of its commencement. The Company has been further advised that FDA approval could be received within 3 - 6 months of the completion of the filing of the PMA. It is anticipated that the final clinical study will commence in April 2004.

         The Company intends to secure a partner for the manufacture, distribution and marketing of its CSF-based diagnostic test. In order to address this need, the Company has had preliminary discussions with one potential partner interested in world-wide rights to this AD test.

         The Company's second approach to meeting the need for a biochemical marker to detect AD revolves around the detection in serum of autoantibodies to a protein associated with Alzheimer's disease. The Company has developed prototype assays detecting these autoantibodies in serum, with a specificity and sensitivity of approximately 74%. The assay has the ability to distinguish the presence of autoantibodies to the AD protein in individuals diagnosed as having AD from non-demented control individuals. The Company is currently in the process of refining the serum-based diagnostic prototype and expects to be ready to begin the final phase of human clinical testing within 10 to 12 months.


THERAPEUTIC PROGRAM

         The Company's long-range goal is to discover and develop novel therapeutics to treat AD. Work is being conducted utilizing an in-vitro screen Dr. Davies has developed that could lead to the discovery of the first therapeutic to stop the progression of Alzheimer's disease. The basis for this screen is the discovery of a pathway that is common to the development of both the neurofibrillary tangles and amyloid plaques. The screen has been designed to intervene in this common pathway, potentially halting the progression of AD. To date this new screen has been utilized to examine a library of natural product extracts. The screening activity has resulted in the discovery of a number of extracts that are active in the screen. These extracts represent the first "hits" identified by the screen. Based on the completion of the next phase of the discovery process, it is anticipated that a lead compound can be chosen for pre-clinical evaluation within one year.

         The market potential for a drug to effectively treat Alzheimer's disease is extremely large. Currently there are only four drugs approved in the U.S. to treat AD. All of these drugs are acetylcholinesterase inhibitors and are only beneficial in treating symptoms associated with AD in a minority of AD patients. Despite the problems with the currently approved therapeutics, market research data indicate that these drugs sell over $1 billion annually.

         The FDA recently voted unanimously to approve the drug, memantine, to treat moderate to severe cases of AD. The FDA approval followed an advisory panel recommendation that noted that memantine was effective and safe, although members of the panel said the drugs benefits appeared modest. Analysts estimate annual sales could exceed $500 million.


TRANSGENIC MICE MODEL

         To date, no accepted animal model for AD has been developed. However, Dr. Peter Davies, through collaboration with a researcher at Nathan Klein Institute ("NKI"), has developed a transgenic mouse that develops paired helical filaments, the building blocks of the neurofibrillary tangles, which are known to be involved in the pathology of Alzheimer's disease. The pathology in these mice is Alzheimer-like, with hyperphosphorylated tau accumulating in cell bodies and dendrites as neurofibrillary tangles. In addition, these transgenic mice have exhibited extensive neuronal death which accompanies the tau pathology. These new transgenic mice could be used for testing the efficacy of therapeutic compounds. Several pharmaceutical and biotechnology companies have expressed interest in acquiring access to these transgenic mice for testing their therapeutics. The Company and NKI recently announced plans to market these mice to researchers.

CANCER THERAPEUTICS

         The Company has identified an opportunity for the discovery of novel anticancer compounds, and has access to various monoclonal antibodies which it has licensed from AECOM, that have been shown to be excellent mitotic markers. The Company has developed new screens in collaboration with Dr. Peter Davies and investigators from the University of British Columbia ("UBC"). Due to a lack of available funds, the Company has suspended activity on this program. In the event that sufficient funds are raised, the Company may restart its collaborative efforts to discover and develop new antimitotic agents to treat cancer.

SALES AND MARKETING

         We currently have no sales and marketing personnel to sell on a commercial basis any of our proposed products. If and when we are ready to commercially launch a product, we will either contract with or hire qualified sales and marketing personnel or seek a joint marketing partner to assist us with this function.

RESEARCH AND PRODUCT DEVELOPMENT

         We expect to spend a significant amount of our financial resources on research and development activities. We incurred costs of approximately $1,874,000 in 2003, $1,780,000 in 2002, and $1,265,000 in 2001 on research and development activities. Since we are not yet engaged in the commercial distribution of any products and we have no revenues from the sale of our products, these research and development costs must be financed by us. We estimate that we are currently spending approximately $130,000 to $150,000 per month on research and development activities. This excludes the effect of variable accounting for equity instruments included in the annual amounts mentioned above. These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available and our development schedule. Results of preclinical studies, clinical trials, regulatory decisions and competitive developments may significantly influence the amount of our research and development expenditures. In addition, when we begin the clinical development of our CSF-based diagnostic to detect AD, research and development spending will significantly increase.

MANUFACTURING

         We currently do not have any facilities suitable for manufacturing on a commercial scale basis any of our proposed products nor do we have any experience in volume manufacturing. We will either find our own manufacturing facilities, hire additional personnel with manufacturing experience and comply with the extensive Good Manufacturing Practices (GMP) regulations of the FDA and other regulations applicable to such a facility or we will more likely rely upon third-party manufacturers to manufacture our proposed products in accordance with these regulations.

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

         Significant levels of research within the Company's fields of interest occur at universities, non-profit institutions, and for-profit organizations. These entities compete with the Company in recruiting skilled scientific talent.

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

         The Company is aware of other companies and academic institutions pursuing the development of biochemical markers to be utilized in the diagnosis of AD. Potential competitors include Nymox Pharmaceutical Corp., Innogenetics and Syn-X Pharmaceuticals, all of which are developing diagnostic tests for AD. Much of the Company's knowledge of potential competitors and their diagnostic tests comes from its review of published articles in scientific journals. Recent articles indicate that tests being developed by these companies and others are unable to distinguish AD from other brain disorders or are in too early a development stage to be evaluated. At this time, the Company believes its CSF-based diagnostic test to be superior to others by virtue of its unique ability to recognize early stage AD and to distinguish it from other brain disorders.


Therapeutics

         The only current strategy available for the pharmaceutical management of AD in the U.S. is symptomatic treatment through the use of acetylcholinesterase (AchE) inhibitors, of which there are four currently marketed. Despite limited clinical effectiveness and a poor safety and side effect profile of one of them, sales in the U.S. in 2002 were estimated to be in excess of $1 billion.

         An FDA advisory panel recently backed Forest Laboratories' Namenda (memantine) for treating moderate to severe AD. The advisory panel voted unanimously that memantine was effective and safe, although members of the panel said the drugs benefits appeared modest. Shortly after the recommendation of the advisory panel, the FDA approved the marketing of memantine.

         According to BioPortfolio, Ltd., a web-based biotechnology information resource, the U.S. AD therapeutic market should approach $2.3 billion in 2003. AchE inhibitors remain the largest class of drugs within the late stage development pipeline. However, their apparent limited efficacy would seem to provide an opportunity for other promising compounds. It is estimated that over 200 potential drugs are currently being developed by both major pharmaceutical companies as well as small biotech companies. The lack of current effective pharmacological therapy for an increasing AD population provides an opportunity for therapeutics to be discovered utilizing the Company's novel therapeutic screens.

         The principal factors affecting the biotechnology market include scientific and technological factors, the availability of patent and other protection for technology and products, the ability and length of time required to obtain governmental approval for testing, manufacturing, marketing and physician acceptance. Most competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than APNS. These companies may represent significant long-term competition for us. Our competitors may succeed in developing products that are more effective or less costly than any that may be developed by us, or that gain regulatory approval prior to our products.

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

PATENTS, LICENSES, TRADE SECRETS AND PROPRIETARY RIGHTS

         Our success depends and will continue to depend, in part, upon our ability to maintain our exclusive licenses, to maintain patent protection for our products and processes, to preserve our trade secrets and proprietary information and to operate without infringing the proprietary rights of third parties. We believe in securing and maintaining a strong competitive position through the filing and prosecution of patents where available, and through maintaining some of our science as trade secrets.

         Patent applications have been filed in the U.S. for composition of matter and use of compounds to treat AD, method of use, as well as applications covering aspects of the diagnostic assay technologies and methods for developing novel therapeutic screens for the discovery of compounds useful in the treatment of AD. Patent Cooperation Treaty (P.C.T.) applications have been filed abroad.

         In March 2004 we were notified by email from Innogenetics, a Belgian biopharmaceutical company involved in specialty diagnostics and therapeutic vaccines, that it believes the CSF diagnostic test we have been developing uses a monoclonal antibody that is encompassed by the claims of two U.S. patents it owns. In that email, Innogenetics also referred to another U.S. patent which was recently granted to Innogenetics and which is directed to a method for the differential diagnosis of Alzheimer's disease from other neurological diseases. Innogenetics believes this latter patent also claims the CSF diagnostic test we are developing. Innogenetics also informed us that it could be amenable to entering into a licensing arrangement or other business deal with Applied NeuroSolutions regarding its patents.

         We have reviewed the two monoclonal antibody patents with our patent counsel on several occasions in recent years and prior to receipt of their email. Based on these reviews, we believe that our CSF diagnostic test does not infringe the claims of these two Innogenetics patents. We only recently learned of Innogenetic's new third patent and are now reviewing it with patent counsel. Similarly, we do not currently believe our activities have infringed or will infringe the rights of Innogenetics under this third patent, and we would seek either to negotiate a suitable arrangement with them or vigorously contest any claim of infringement. If we were unable to reach a mutually agreeable arrangement with Innogenetics and were forced to litigate the issue, an adverse decision could have a material impact on our Company.


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

                           Year                        Amount
                           ----                        ------
                           2004                       $325,000
                           2005                        375,000
                           2006                        425,000
                           2007                        475,000
                           2008                        500,000

         We are obligated to continue to pay AECOM $500,000 for each year after 2008 in which the Agreements are still in effect. In addition, we are obligated to pay AECOM a percentage of all revenues we receive from selling and/or licensing any aspects of the AD technology.

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

         The process of completing clinical testing and obtaining FDA approval for a new drug is likely to take a number of years and require the expenditure of substantial resources. The Company will require significant additional funds in the future to finance the clinical testing process if the Company is to develop any therapeutic products on its own.

         In vitro diagnostic products have a different path to marketing clearance, i.e., the Premarket Approval Application (PMA) process regulated by the Office of In Vitro Diagnostic Device and Safety (OIVD) of the FDA. The regulatory process leading to a submission of an in vitro diagnostic device PMA for FDA approval to market involves a multistage process including: (1) a Pre-Investigational Device Exemption program in which preliminary information is submitted to the FDA for review and guidance on, and acceptance of, the assay protocol and proposed clinical trial to evaluate the safety and effectiveness of an in vitro diagnostic product followed by, (2) an Investigational Device Exemption (IDE) submission for approval to allow the investigational diagnostic device to be used in a clinical study in order to (3) collect safety and effectiveness data required to support a PMA to receive FDA approval to market a device. The Company intends to submit preliminary information to the FDA (step 1 above) in April 2004. An IDE submission for approval (step 2 above) would follow in the second quarter of 2004, while the clinical study (step 3 above) would be completed within eight to twelve months after the Pre-IDE stage. Clinical trial data is used to evaluate the clinical sensitivity, how often the test is correct in recognizing diseased patients, of an in vitro diagnostic test. Before actual approval for general sale by the FDA, under certain conditions, companies can supply either "investigational use only" or "research use only" assay kits under the Clinical Laboratory Improvement Amendment (CLIA) of 1988. Whether the Company will be able to market kits under these regulatory categories, or obtain final approval for a kit for specific claims, is uncertain given changing regulatory environments in most major markets.

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

EMPLOYEES

       As of March 17, 2004, we had ten full-time employees, six of whom have advanced scientific degrees. None of our employees are covered by a collective bargaining agreement and we believe all relations with our employees are satisfactory. In addition, to complement our internal expertise, we contract with University academic research laboratories and scientific consultants that specialize in various aspects of drug development. In the future, we may hire additional research and development personnel in addition to utilizing consultants.

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

We are a development stage company without any products in clinical trials

We are a development stage company. Our development of a diagnostic product which detects Alzheimer's disease utilizing cerebral spinal fluid (CSF) has completed the pre-clinical stage. Our other potential products and technologies are early in the research and development phase, and product revenues may not be realized from the sale of any such products for at least the next several years, if at all. Many of our proposed products will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval. There can be no assurances that our research and development efforts will be successful, that our potential products will prove to be safe and effective in clinical trials or that we will develop any commercially successful products.


We have a history of operating losses and expect to sustain losses in the future

We have experienced significant operating losses since our inception. As of December 31, 2003, we had an accumulated deficit of approximately $36 million. We expect to incur operating losses over the next several years as our research and development efforts and preclinical and clinical testing activities continue. Our ability to achieve profitability depends in part upon our ability, alone or with others, to successfully commercialize our approved products, to complete development of our other proposed products, to obtain required regulatory approvals and to manufacture and market our products.


We may not be able to obtain financing in the future or we may only be able to obtain financing on unfavorable terms

Our operations to date have consumed substantial amounts of cash. The development of our technologies and potential products will require a commitment of substantial funds to conduct the costly and time-consuming activities necessary to research, develop and optimize our technologies, and ultimately, to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors, including:

         o continued scientific progress in the research and development of our technologies;
         o our ability to establish and maintain collaborative arrangements with others for product development;
         o        progress with preclinical and clinical trials;
         o        the time and costs involved in obtaining regulatory approvals;
         o the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
         o        competing technological and market developments;
         o        changes in our existing research relationships; and
         o        effective    product    commercialization    activities    and
                  arrangements.


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

Diagnostic products have a different path to marketing clearance than that for pharmaceutical products. Diagnostic regulatory studies generally proceed in two steps, a proof of principle clinical study and a validation study. Given the rapidly changing regulatory environment, it is uncertain whether we will be able to market our diagnostic kits for Alzheimer's disease under these regulatory categories, or obtain final FDA approval for a kit for specific claims. Clinical trials for diagnostic products, including the FDA submission and approval process, generally take 1 to 2 years to complete.

Even if we successfully enroll patients in clinical trials for our diagnostic or therapeutic products, setbacks are a common occurrence in clinical trials. These set backs often include:

         o Failure to comply with the regulations applicable to such testing may delay, suspend or cancel our clinical trials,
         o        The FDA might not accept the test results,
         o The FDA, or any comparable regulatory agency in another country, may suspend clinical trials at any time if it concludes that the trials expose subjects participating in such trials to unacceptable health risks
         o Human clinical testing may not show any current or future product candidate to be safe and effective to the satisfaction of the FDA or comparable regulatory agencies
         o The data derived from clinical trials may be unsuitable for submission to the FDA or other regulatory agencies.

We cannot predict with certainty when we might submit any of our proposed products currently under development for regulatory review. Once we submit a proposed product for review, the FDA or other regulatory agencies may not issue their approvals on a timely basis, if at all. If we are delayed or fail to obtain such approvals, our business may be adversely affected. If we fail to comply with regulatory requirements, either prior to approval or in marketing our products after approval, we could be subject to regulatory or judicial enforcement actions. These actions could result in:

         o        product recalls or seizures;
         o        injunctions;
         o        criminal prosecution;
         o refusals to approve new products and withdrawal of existing approvals; and
         o        enhanced exposure to product liabilities


We will need to find collaborative partners to assist in bringing our products to market and in marketing our products

Our strategy for the development, clinical testing, manufacturing, marketing and commercialization of some of our products includes entering into collaborations with corporate partners, licensors, licensees and others. Our success may depend on obtaining such partners. We may depend on our partners' expertise and dedication of sufficient resources to develop and commercialize our proposed products. We cannot be sure that any present or future collaborative agreements will be successful. To the extent we choose not to, or are not able to, establish such arrangements, we would experience increased capital requirements. In addition, we may encounter significant delays in introducing our products currently under development into certain markets or find that the development, manufacture, or sale of those products is adversely affected by the absence of collaborative agreements.


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


The demand for diagnostic products for Alzheimer's disease may be limited because there is currently no cure or effective therapeutic products to treat the disease

Since it is not yet possible to stop the progression of, or cure, Alzheimer's disease, the financial incentives and remuneration for producing a diagnostic technology capable of detecting this disease currently may be limited. As a result, even if we successfully develop a safe and effective diagnostic technology for identifying this disease, its commercial value might be limited.


The value of our research could diminish if we cannot protect, enforce, and maintain our intellectual property rights adequately

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes, and where possible, we actively pursue both domestic and foreign patent protection for our proprietary products and technologies. Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. It is our policy to file patent applications in the United States and selected foreign jurisdictions. We currently hold and maintain 13 issued United States patents and various related foreign patents. No assurance can be given that our issued patents will provide competitive advantages for our technologies or will not be challenged or circumvented by competitors. With respect to already issued patents, there can be no assurance that any patents issued to us will not be challenged, invalidated, circumvented or that the patents will provide us proprietary protection or a commercial advantage. We also rely on trade secrets and proprietary know-how which we seek to protect, in part, through confidentiality agreements with employees, consultants, collaborative partners and others. There can be no assurance that these agreements will not be breached.

The ability to develop our technologies and to commercialize products will depend on avoiding patents of others. While we are aware of patents issued to competitors, we are not aware of any claim of patent infringement against us, except as described in the following two paragraphs. Any such future claims concerning us infringing patents and proprietary technologies could have a material adverse effect on our business. In addition, litigation may also be necessary to enforce any of our patents or to determine the scope and validity of third-party proprietary rights. There can be no assurance that our patents would be held valid by a court of competent jurisdiction. We may have to file suit to protect our patents or to defend use of our patents against infringement claims brought by others. Because we have limited cash resources, we may not be able to afford to pursue or defend against litigation in order to protect our patent rights.

In March 2004 we were notified by email from Innogenetics, a Belgian biopharmaceutical company involved in specialty diagnostics and therapeutic vaccines, that it believes the CSF diagnostic test we have been developing uses a monoclonal antibody that is encompassed by the claims of two U.S. patents it owns. In that email, Innogenetics also referred to another U.S. patent which was recently granted to Innogenetics and which is directed to a method for the differential diagnosis of Alzheimer's disease from other neurological diseases. Innogenetics believes this latter patent also claims the CSF diagnostic test we are developing. Innogenetics also informed us that it could be amenable to entering into a licensing arrangement or other business deal with Applied NeuroSolutions regarding its patents.

We have reviewed the two monoclonal antibody patents with our patent counsel on several occasions in recent years and prior to receipt of their email. Based on these reviews, we believe that our CSF diagnostic test does not infringe the claims of these two Innogenetics patents. We only recently learned of Innogenetic's new third patent and are now reviewing it with patent counsel. Similarly, we do not currently believe our activities have infringed or will infringe the rights of Innogenetics under this third patent, and we would seek either to negotiate a suitable arrangement with them or vigorously contest any claim of infringement. If we were unable to reach a mutually agreeable arrangement with Innogenetics and were forced to litigate the issue, an adverse decision could have a material impact on our Company.

We face large competitors and our limited financial and research resources may limit our ability to develop and market new products

The biotechnology and pharmaceutical markets generally involve rapidly changing technologies and evolving industry standards. Many companies, both public and private, are developing products to diagnose and to treat Alzheimer's disease. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do. As a result, our competitors may more rapidly develop effective diagnostic products as well as therapeutic products that are more effective or less costly than any product that we may develop.

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


We lack manufacturing capability and we must rely on third party manufacturers to produce our products, giving us limited control over the quality of our products and the volume of products produced

We do not currently have any manufacturing capability, expertise or personnel and expect to rely on outside manufacturers to produce material that will meet applicable standards for clinical testing of our products and for larger scale production if marketing approval is obtained.

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


We lack marketing and sales staff to sell our products and we must rely on third parties, such as large pharmaceutical companies, to sell and market our products, the cost of which may make our products less profitable for us

We do not have marketing and sales experience or personnel. If we do not develop a marketing and sales force, we will depend on arrangements with corporate partners or other entities for the marketing and sale of our proposed products. We may not succeed in entering into any satisfactory third-party arrangements for the marketing and sale of our proposed products, or we may not be able to obtain the resources to develop our own marketing and sales capabilities. The failure to develop those capabilities, either externally or internally, will adversely affect future sales of our proposed products.


We are dependent on our key employees and consultants, who cannot readily be replaced

We are highly dependent upon the principal members of our management team, especially Peter Davies, Ph.D., the scientific founder, Bruce N. Barron, Chairman and Chief Executive Officer, John F. DeBernardis, Ph.D., President and Chief Operating Officer, as well as our other officers and directors. Our consulting agreements with Dr. Davies were renewed until February 1, 2006, and employment agreements with Mr. Barron and Dr. DeBernardis were renewed until March 31, 2006. We do not currently maintain key-man life insurance and the loss of any of these persons' services, and the resulting difficulty in finding sufficiently qualified replacements, would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.

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

We use hazardous materials in our research and that may subject us to liabilities in excess of our resources

Our research and development involves the controlled use of hazardous materials. Although we believe that our safety procedures for handling and disposing of hazardous materials comply in all material respects with the standards prescribed by government regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result. Although we have insurance coverage for third-party liabilities of this nature, such liability beyond this insurance coverage could exceed our resources. There can be no assurance that current or future environmental or transportation laws, rules, regulations or policies will not have a material adverse effect on us.

Potential product liability claims against us could result in reduced demand for our products or extensive damages in excess of insurance coverage

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

The healthcare reimbursement environment is uncertain and our customers may not get significant insurance reimbursement for our products, which could have a materially adverse affect on our sales and our ability to sell our products

Recent efforts by governmental and third-party payors, including private insurance plans, to contain or reduce the costs of health care could affect the levels of revenues and profitability of pharmaceutical and biotechnology products and companies. For example, in some foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government control. Pricing constraints on our potential products could negatively impact revenues and profitability.

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

We must rely on third party relationships to develop, produce and market our product without which we will fail

Our business strategy is to utilize the expertise and resources of third parties in a number of areas including:

         o performing various activities associated with pre-clinical studies and clinical trials
         o        preparing submissions seeking regulatory approvals
         o        manufacture of kits and solutions
         o        sales and marketing of our products


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

We must enroll sufficient number of participants in our clinical trials and generate clinical data that shows our products are safe and effective in order to obtain regulatory approval which is necessary to market our products

In order to sell our products, we must receive regulatory approval to market our products. Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through pre-clinical studies and clinical trials that the product is safe and effective for use in each target indication. If our products fail in clinical trials, this may have a significant negative impact on our company.

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

We may experience delays, limitations and other problems in obtaining regulatory approval for our products

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


Our stock price may fluctuate significantly due to reasons unrelated to our operations, our products or our financial results

Stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating performance or new product or service announcements. Broad market fluctuations, earnings and other announcements of other companies, general economic conditions or other matters unrelated to Applied NeuroSolutions and outside our control also could affect the market price of the Common Stock.


We have a limited market for our common stock and our common stock is subject to penny stock regulations that make it difficult to sell our stock in the secondary market

Our common stock presently trades in the over-the-counter market on the OTC Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities. In addition, our common stock is subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally with assets of $1,000,000, or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by the penny stock rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and may affect the ability of purchasers to sell their shares of our common stock in the secondary market.

Our share price may decline due to a large number of shares of our common stock eligible for future sale in the public markets, including the shares of common stock of the selling stockholders

After completion of our Offering in February 2004, the Company has outstanding 90,641,812 shares of Common Stock, without giving effect to shares of Common Stock issuable upon exercise of (i) warrants issued in the Offering, (ii) the Placement Agent's warrants, (iii) options granted under the Company's stock option plan and (iv) other warrants previously issued. Of such outstanding shares of Common stock, all the shares sold by the Company in the Offering, as well as shares issued to convertible promissory note holders upon conversion, will be freely tradable without restriction upon registration, except for any shares held by "affiliates" of the Company within the meaning of the Act which shares will be subject to the resale limitations of Rule 144 promulgated under the Act. A registration statement is expected to be submitted, representing 42,940,714 shares of common stock issued in February 2004, as well as 48,084,795 shares of common stock underlying certain warrants.

Approximately 23,000,000 shares, held by former Molecular Geriatrics Corporation ("MGC") shareholders are deemed to be restricted securities within the meaning of Rule 144 promulgated pursuant to the Securities Act and may be publicly sold only if registered under the Securities Act or sold pursuant to exemptions therefrom. These shares are eligible for public sale in accordance with the requirements of Rule 144, as amended, subject to certain restrictions through September 2004.


We have not paid any dividends and do not anticipate paying dividends in the foreseeable future

A predecessor of Applied NeuroSolutions liquidated most of its assets and paid a dividend to its shareholders prior to its merger with Applied NeuroSolutions. Neither MGC or Applied NeuroSolutions has paid cash dividends on its Common Stock, and the Company does not anticipate paying cash dividends on Common Stock in the foreseeable future.


"Penny Stock" rules may make buying or selling our common stock difficult

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

There is a possible issuance of preferred stock

The Amended and Restated Certificate of Incorporation provides authority for the issuance in the future, without stockholder approval, of different series of preferred stock whose terms and conditions can be determined solely by the board of directors. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of our outstanding voting common stock.

We have broad discretion to use the proceeds of the Offering

We will have broad discretion in spending the proceeds in the recently completed Offering. We utilized a portion of the proceeds to reimburse members of management for salary deferrals and loans to the Company. We may also spend most of the net proceeds from the Offering in ways that ultimately prove to be unsuccessful. Our failure to apply these funds effectively could have a material and adverse effect on our business, results of operations and financial condition, and may also require further funding, which could dilute stockholders' ownership and cause a decline in the share price of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

         We lease approximately 7,500 square feet of office and laboratory space in Vernon Hills, Illinois at an annual rental of approximately $120,000. We believe that we can acquire additional space, if needed, on acceptable terms.

         We lease approximately 2,000 square feet of laboratory space in Lyon, France at an annual rental of 12,715 Euros, or approximately $16,000. The lease ended on December 31, 2003 and is currently being extended month to month under the same terms. We are in the process of exiting this laboratory space in France.


ITEM 3.  LEGAL PROCEEDINGS

         We are not currently involved in any legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In October 2003, our stockholders approved, by written consent in lieu of a special meeting, an amendment to our Certificate of Incorporation to change our corporate name from "Hemoxymed, Inc." to "Applied NeuroSolutions, Inc." The written consent was signed by stockholders holding a majority of the then issued and outstanding 47,701,098 shares of common stock. The name change became effective on October 30, 2003.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTC (Over-the-Counter) Bulletin Board and traded under the symbol, "APNS". Prior to November 25, 2003, our common stock was traded on the OTC Bulletin Board under the symbol "HMYD". Our common stock was previously traded on the OTC Bulletin Board under the symbol "OPHD" until February 5, 2002.

         The following table sets forth the range of high and low bid quotations for our common stock, and our predecessor's common stock, from January 1, 2002 through March 10, 2004, and for each of the quarterly periods indicated as reported by the OTC Bulletin Board. Bid quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions.

                                                           HIGH         LOW
                                                           ----         ---
2002:
   First quarter.....................................   $   0.40     $   0.26
   Second quarter....................................       0.26         0.13
   Third quarter.....................................       0.25         0.13
   Fourth quarter....................................       0.40         0.11

2003:
   First quarter.....................................   $   0.30     $   0.10
   Second quarter....................................       0.25         0.10
   Third quarter.....................................       0.32         0.15
   Fourth quarter....................................       0.44         0.22

2004:
   First quarter (through March 17, 2004)............    $  0.59     $   0.30

         As of March 17, 2004, we had approximately 600 record holders of our common stock. We estimate that as of such date there were more than 1,000 beneficial holders of our common stock.

         We do not intend to pay dividends for the foreseeable future.

         The securities of APNS that were issued or sold by us, since March 15, 2001 and were not registered with the SEC are described below. All of these issuances were made in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933.

         In April, 2001, our Board of Directors granted 13,168 ten-year stock options to a non-employee exercisable at $1.50 per share which vest monthly over a twenty-four month period.

         In November, 2001, our Board of Directors granted to employees 2,050,898 ten-year stock options exercisable at $0.30 per share which vest one-fourth immediately and one-fourth per year beginning November, 2002. Non-employees were granted 144,847 of these stock options, which were vested immediately.

         In November 2001, we issued 4,474,649 shares of common stock upon conversion of $2,038,810 of convertible bridge loans and accrued interest.

         In November 2001, we issued 580,726 shares of common stock for $212,500 to investors in a private placement.

         In June 2002, we issued 7,201,971 shares of common stock upon conversion of $1,810,883 of convertible bridge loans and accrued interest.

         In June 2002, we issued 156,859 shares of common stock to certain warrant holders in exchange for conversion of 650,139 warrants.

         In June, 2002, our Board of Directors granted 434,168 ten-year stock options exercisable at $0.15 per share which vest one-fourth immediately and one-fourth per year beginning in June, 2003. Our Board of Directors also granted non-employees 33,430 of these stock options.

         In June, 2002, our Board of Directors approved adjusting the exercise price of 4,399,052 stock options to $0.15 per share. The adjustment to the exercise price of these options changed the accounting treatment for these stock options to variable accounting until they are exercised. For the year ended December 31, 2003, we recorded compensation expense under variable accounting equal to $604,100 related to these modified options. For the year ended December 31, 2002 we did not record any compensation expense related to these options with the adjusted exercise price as our stock price was below $0.15 as of December 31, 2002.

         Prior to the merger with Molecular Geriatrics, in September 2002, the Company issued to certain of its shareholders, in exchange for past services, 1,737,164 five-year warrants exercisable at $0.0001 to purchase shares of common stock.

         Prior to the merger with Molecular Geriatrics, in September 2002, the Company issued to an entity controlled by our two largest shareholders prior to the merger with Molecular Geriatrics, in lieu of compensation, 800,000 five year warrants exercisable at $0.20 to purchase shares of common stock.

         In September 2002, in connection with our merger with Molecular Geriatrics, each share of Molecular Geriatrics stock was exchanged for .658394 shares of our common stock. Each stock option of Molecular Geriatrics was exchanged for .658394 stock options of the Company. Each warrant to purchase common stock of Molecular Geriatrics was exchanged for .658394 warrants to purchase common stock of the Company.

         In September, 2003, our Board of Directors granted 5,337,000 ten-year stock options exercisable at $0.15 per share which vest one-fourth immediately and one-fourth per year beginning in September, 2004. Our Board of Directors also granted to non-employees 752,000 of these stock options.

         In September 2003, we issued to one of our directors and to a non-employee, in lieu of compensation for fund raising activities, 1,250,000 five-year warrants exercisable at $0.15 to purchase shares of Common Stock.

         In September 2003, we issued to two entities, in lieu of compensation, 850,000 five-year warrants exercisable at $0.20 to purchase shares of common stock.

         In February 2004, we issued 32,000,000 shares of common stock and five year warrants to purchase an additional 32,000,000 shares of our common stock for $0.30 per share for $8,000,000 ($7,340,000 proceeds net of commissions and legal fees). Upon closing the private placement, the convertible investor bridge loans, plus accrued interest, were converted to shares of our common stock. We also issued upon conversion of the convertible debt 10,440,714 shares of our common stock and 11,484,795 warrants to purchase shares of our common stock at $0.30 per share. In connection with this transaction, we also paid to the placement agent, and selected dealers, commissions of $560,000 in cash and issued to the placement agent, and selected dealers, warrants to purchase 3,200,000 shares of our common stock at $0.30 per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         In October 2002, the Board of Directors approved a Stock Option Plan (the "Plan") under which officers, employees, directors and consultants may be granted incentive or non-qualified stock options to acquire common stock. The incentive stock options granted under the Plan are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986. The exercise price of each option is no less than the market price of the Company's stock on the date of the grant, and an option's maximum term is ten years. Options typically vest over a four year period. The Plan calls for a maximum of 12,000,000 options to purchase shares of Common Stock. The Plan was approved by shareholders in 2003.

         The following table summarizes outstanding options under our Stock Option Plan as of December 31, 2003. Options granted in the future under the Plan are within the discretion of our Compensation Committee and therefore cannot be ascertained at this time.

-------------------------------- -------------------------- ---------------------- ----------------------------
                                 (a)                        (b)                    (c)
                                                                                   Number of Securities
                                                                                   Remaining Available for
                                                                                   Future Issuance Under
                                 Number of Securities to    Weighted-Average       Equity Compensation
                                 be Issued Upon Exercise    Exercise Price of      Plans (excluding securities
Plan Category                    of Outstanding Options     Outstanding Options    Reflected in column (a))
-------------------------------- -------------------------- ---------------------- ----------------------------
Equity compensation plans
approved by security holders            9,919,636                     $0.19                 2,080,364
-------------------------------- -------------------------- ---------------------- ----------------------------
Equity compensation plans
not approved by security
holders                                       -0-                     N/A                         -0-
-------------------------------- -------------------------- ---------------------- ----------------------------
         Total                          9,919,636                     $0.19                 2,080,364
-------------------------------- -------------------------- ---------------------- ----------------------------


         Our only equity compensation plan is the Applied NeuroSolutions, Inc. 2003 Stock Option Plan.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         We are a development stage biopharmaceutical company engaged in the development of diagnostics to detect, and therapeutics to treat, Alzheimer's disease. Our principal development programs, and plan of operation for each, are as follows:

         o CSF-Based Diagnostic - APNS is about to begin the final stage of clinical testing for its lead product, a cerebrospinal fluid ("CSF") based diagnostic test to detect whether a person has AD. This diagnostic, based upon the detection of a certain AD associated protein found in the cerebrospinal fluid ("CSF") of AD patients, has achieved an overall sensitivity and specificity in the range of 85% to 95%. This is based on extensive testing differentiating AD patients from patients with other neurological diseases, patients with other relevant forms of dementia and normal controls. The Company has been advised, by its consultant in diagnostic clinical and regulatory affairs, that the completion of the final clinical study and related filing with the U.S. Food and Drug Administration ("FDA") of the premarket approval application ("PMA") should be completed within 12-15 months of its commencement. The Company has been further advised that FDA approval could be received within 3-6 months of the completion of the filing of the PMA. It is anticipated that the PMA process, including the final clinical study, will commence in April 2004.

         o Serum-Based Diagnostic - The Company is developing a second-generation, serum-based diagnostic test to detect AD that will be easier to perform and less expensive to use. The Company believes the serum-based test, which is 10-12 months away from the start of pivotal clinical trials, can be brought to market in the United States within three years' time. The potential U.S. market for the serum-based test, which could be utilized as a general screening test for AD, is estimated to be in excess of $1 billion. This diagnostic, based upon the detection of an immune response to the development of AD associated proteins in the blood, has achieved an overall sensitivity and specificity in the mid-70% range. The Company believes that because of the convenience of testing blood, this diagnostic has the potential to become a screening test with very broad application.

         o AD Therapeutic Compound Screening Assay - The Company is also involved in the discovery and development of therapeutics to treat Alzheimer's disease based upon a unique theory developed by Peter Davies, Ph.D., the Company's founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer's Disease Research at Albert Einstein College of Medicine ("AECOM"). As a result of Dr. Davies' research, the Company is involved in the discovery and development of a unique therapeutic that may represent the first therapy able to stop the progression of AD. This screening assay targets a component of the biological pathway that leads to the development of the two principal AD pathologies, neurofibrillary tangles and amyloid plaques. More importantly, the assay allows high-throughput testing of compounds that inhibit this disease-causing pathway leading potentially to the discovery of the first drugs to stop the progression of Alzheimer's disease. Initial results using this screening assay have identified active compounds that are the subject of further development. We hope to select a lead compound for pre-clinical testing within one year.

         o Transgenic Mice - Through a collaboration between Dr. Davies, and a researcher at Nathan Kline Institute, a transgenic mouse has been developed that models the tau pathology of Alzheimer's disease. These transgenic mice are the first animal model known to develop paired helical filaments (PHF's), the building blocks of neurofibrillary tangles, and could be useful in testing the efficacy of therapeutic compounds. We are currently exploring opportunities to license the use of the transgenic mice to pharmaceutical companies.

         o Cancer Therapeutics - The Company has identified an opportunity for the discovery of novel anticancer compounds, and has access to various monoclonal antibodies which it has licensed from AECOM, that have been shown to be excellent mitotic markers. The Company has developed new screens in collaboration with Dr. Peter Davies and researchers from the University of British Columbia (UBC). Due to a lack of available funds, the Company has suspended activity on this program. In the event that sufficient funds are raised, the Company may restart its collaborative efforts to discover and develop new antimitotic agents to treat cancer.

         As of December 31, 2003, we had cash and cash equivalents of $72,765. In February 2004, we raised $8,000,000 ($7,340,000 proceeds, net of commissions and legal fees) in a private placement. These funds should be sufficient to satisfy our cash requirements through December 2005. The proceeds will be used for ongoing research and development, working capital, advancement of the CSF-based diagnostic through the FDA regulatory process, general corporate purposes and possibly for acquisitions of complementary companies or technologies.

         We do not anticipate the purchase, lease or sale of any significant property and equipment during 2004. We do not anticipate any significant changes in our employee count during 2004.

PLAN OF OPERATION

         Due to the successful completion of the financing in February 2004, the strategic plan involves focusing Company resources, and establishing priorities, to maximize the return to the shareholders. In order to accomplish this objective, it is expected that the initial priority will be to focus on the projects in the pipeline that are closest to commercialization. Thus, our initial concentration will be on advancing the commercialization of the CSF diagnostic to detect AD.

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

         In addition, we may restart our program to discover antimitotics to treat cancer. In the event this program is restarted, we hope that we will be able to discover some new antimitotic agents to address cancer through a potential collaboration with the University of British Columbia (UBC). This will allow us to pursue licensing opportunities with pharmaceutical companies. If the development of these cancer treatments is successful, we hope to explore potential partnering and licensing opportunities.

         We do not expect significant revenues from our CSF-based diagnostic to detect AD or any other of our programs in the near term. There can be no assurance that adequate funds on acceptable terms will be available in the future when we need them. If at any time we are unable to obtain sufficient additional investment capital, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

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

Net deferred tax asset valuation allowance

         The Company records its net deferred tax assets in the amount that it expects to realize based on projected future taxable income. In assessing the appropriateness of its valuation, assumptions and estimates are required such as the Company's ability to generate future taxable income. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Since inception, the Company has concluded that the more likely than not criteria of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, has not been met and accordingly, the Company has recorded a valuation allowance for all its deferred income taxes for all periods presented.

Equity Compensation

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 in accounting for its fixed plan stock options awarded to employees. Accordingly, compensation expense is recorded on the grant date only if the current market price of the underlying stock exceeds the exercise price.

         The Company applies Statement of Financial Accounting Standards (SFAS) No. 123 and EITF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" for its options awarded to non-employee consultants. To determine fair value, management is required to make assumptions such as the expected volatility and expected life of the instruments.

RESULTS OF OPERATIONS

         On September 10, 2002 the Company established a strategic alliance through the closing of its Merger with MGC. This transaction has been accounted for as a reverse merger. In order to comply with generally accepted accounting principles (GAAP), for financial reporting purposes, MGC is continuing as the primary operating entity under the APNS name, and its historical financial statements have replaced those of APNS. Thus, all financial information prior to the Merger date is the financial information of MGC only.

         The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in Item 7.


Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, patent costs, laboratory supplies and overhead costs. Research and development expenses for the year ended December 31, 2003 increased 5% or $93,915 from $1,779,689 for the year ended December 31, 2002, to $1,873,604 for the year ended December 31, 2003. Below is a summary of our most significant research and development expenses:

------------------------------------------------------------------ ------------- -------------- --------------
                                                                                                  Increase
                                Expense                                2003          2002        (Decrease)
------------------------------------------------------------------ ------------- -------------- --------------
Compensation, taxes and benefits                                       $600,879       $630,440      ($29,561)
Research funding and consulting                                         571,210        825,663      (254,453)
French subsidiary expense                                               178,608         20,736        157,872
Legal patent expense                                                     45,319         97,280       (51,961)
Rent, telephone and utilities                                           105,294        104,114          1,180
Variable accounting for stock options                                   270,455             --        270,455
Expense for stock options and other equity instruments issued            71,465         68,540          2,925
Other research and development expenses, net of reimbursements           30,374         32,916        (2,542)
------------------------------------------------------------------ ------------- -------------- --------------
Total Research and Development Expenses                              $1,873,604     $1,779,689        $93,915
------------------------------------------------------------------ ------------- -------------- --------------

         The Company has certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of the Company's common stock increases, which may be reversed if the price subsequently declines. Included in research and development expense in 2003, was non-cash compensation expense of $270,455 for variable accounting for stock options compared to no charge in 2002. The increase was also caused by the inclusion of our French subsidiary's operating expenses for a full year in 2003 following the merger of the Company and MGC in the third quarter of 2002. This increase was offset by a decrease in costs related to ongoing research with our licensor (AECOM) in 2003. The agreements with AECOM were amended in 2002 resulting in additional collaborator funding in 2002. Patent costs were lower in 2003 due to a decrease in the number of applications in 2003. Management estimates that it has been expending approximately $130,000 to $150,000 per month for research and development activities. This excludes the effect of variable accounting for its equity instruments. This amount is anticipated to increase substantially in 2004 as our CSF-based diagnostic assay progresses through clinical trials towards regulatory approval, and the level of activity in our other development programs increases. The amount of our actual research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on: (1) the resources available; (2) our development schedule; (3) results of studies, clinical trials and regulatory decisions; and
(4) competitive developments.

GENERAL AND ADMINISTRATION

         General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the year ended December 31, 2003 increased 23% or $242,726, from $1,076,401 for the year ended December 31, 2002 to $1,319,127 for the year ended December 31, 2003. Below is a summary of our most significant general and administrative expenses:


----------------------------------------------------------------- ------------- -------------- --------------
                                                                                                 Increase
----------------------------------------------------------------- ------------- -------------- --------------
                                Expense                               2003          2002        (Decrease)
----------------------------------------------------------------- ------------- -------------- --------------
Compensation, taxes and benefits                                      $444,759       $445,920       ($1,161)
Consulting and professional fees                                       154,164        107,105         47,059
Rent, telephone and utilities                                           43,502         46,175        (2,673)
Variable accounting for stock options                                  333,645             --        333,645
Expense for stock options and other equity instruments issued            9,509        202,019      (192,510)
Expense for warrants issued and converted to shares of stock           193,130        195,670        (2,540)
Amortization of deferred financing fee                                 104,542             --        104,542
Other general and administrative expenses                               35,876         79,512       (43,636)
----------------------------------------------------------------- ------------- -------------- --------------
Total General and Administrative Expenses                           $1,319,127     $1,076,401       $242,726
----------------------------------------------------------------- ------------- -------------- --------------

         The Company has certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of the Company's common stock increases, which may be reversed if the price subsequently declines. Included in general and administrative expense in 2003, was non-cash compensation expense of $333,645 for variable accounting for stock options compared to no charge in 2002. Financing fees were paid in 2003 and are being amortized over the life of the related convertible debt. This resulted in amortization expense of $104,542 in 2003. These increases were partially offset by the decreased expense for stock options and other equity instruments issued from $202,019 in 2002 to $9,509 in 2003. Management estimates that it has been expending approximately $60,000 to $70,000 per month for general and administrative activities, not including the effects of variable accounting for its equity instruments and other non-cash equity expenses. This amount is anticipated to increase in 2004, due to an increase in potential licensing and general corporate activities.


OTHER INCOME AND EXPENSE

         Interest expense for the year ended December 31, 2003 increased 388% or $86,692, from $22,349 for the year ended December 31, 2002, to $109,041 for the year ended December 31, 2003. The increase is primarily due to higher interest expense associated with convertible investor bridge loans. The average outstanding bridge loan balance was approximately $1,750,000 in 2003 and $565,000 in 2002. Interest income was negligible in 2003 and 2002. Interest expense is expected to be minimal in 2004, as all convertible investor bridge loans, including accrued interest, were converted to equity as of the closing of the private placement in February 2004.

         APNS currently does not hedge foreign exchange transaction exposures. The Company's assets and liabilities denominated in foreign currencies are immaterial.


NET LOSS

         We incurred a net loss of $3,301,420 for the year ended December 31, 2003 compared to a net loss of $2,929,955 for the year ended December 31, 2002. The primary reason for the increase in the net loss in 2003 was the expense for variable accounting for stock options of $604,100 in 2003. There was no charge for variable accounting for stock options in 2002. This was partially offset by a decrease in other expenses related to stock options and other equity instruments of $189,584, from $270,559 in 2002 to $80,975 in 2003. In addition, we incurred additional costs of $157,872 due to the inclusion of our French subsidiary's operating expenses for a full year in 2003 following the merger of the Company and MGC in the third quarter of 2002, and we incurred $104,542 of deferred financing cost amortization related to costs associated with convertible investor bridge debt in 2003. This was partially offset by a decrease in expenses in 2003 of $254,453 related to our research at AECOM and at UBC.


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

GENERAL AND ADMINISTRATION

         General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the year ended December 31, 2002 increased 37% or $292,220, from $784,181 for the year ended December 31, 2001 to $1,076,401 for the year ended December 31, 2002. The increase was primarily due to an increase in non-cash compensation from equity issuances to employees, non-employees and board members. This increase was partially offset by a decrease in corporate legal expenses in 2002. Corporate legal expenses were higher in 2001 due to work on a number of proposed transactions that did not materialize. In addition, external corporate legal expenses in 2002 relating to the Merger were capitalized as costs of the Merger.

INTEREST EXPENSE

         Interest expense for the year ended December 31, 2002 decreased 86% or $139,593 from $161,942 for the year ended December 31, 2001, to $22,349 for the year ended December 31, 2002. The decrease is primarily due to lower interest expense associated with convertible investor bridge loans. In November 2001, all outstanding bridge loans were converted to shares of common stock.

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


CAPITAL RESOURCES AND LIQUIDITY

         To date, we have raised equity and convertible debt financing and received research reimbursements and grant revenues to fund our operations, and we expect to continue this practice to fund our ongoing operations. Since inception, we have raised net proceeds of approximately $36 million from private equity and convertible debt financings. We have also received approximately $1.17 million from research agreements and grant revenues. As stated above in our Plan of operations, we raised $8,000,000 ($7,340,000 proceeds, net of commissions and legal fees) in February 2004 through a private placement.

         Our cash and cash equivalents were $72,765 and $202,877 at December 31, 2003 and 2002, respectively. The decrease in our cash balance is due to additional convertible debt bridge funds received in December 2002 that were not used until 2003. We had been receiving funds on an as needed basis throughout 2002 and 2003 and had not accumulated significant funds at any point in time during those years.

         We used cash in operating activities of $1,672,297 for the year ended December 31, 2003 versus cash used in operating activities of $1,585,281 for the year ended December 31, 2002. This increase primarily reflects the additional costs for our French subsidiary for the full year in 2003. Cash used in investing activities was negligible in 2003 and 2002. Net cash provided by financing activities was $1,550,557 for the year ended December 31, 2003 versus net cash provided by financing activities of $1,744,386 for the year ended December 31, 2002. This decrease primarily reflects additional funds raised in 2002 through the issuance of promissory loans and common stock that were used in 2003.

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

         We have incurred recurring losses since our inception and expect to incur substantial additional research and development costs prior to reaching profitability. We raised $8,000,000 (net proceeds of $7,340,000) in February 2004, which is expected to fund our operations through December 31, 2005.

         We currently do not have sufficient resources to complete the commercialization of all of our proposed products. Therefore, we will need to raise substantial additional capital prior to 2006 to fund our operations. We cannot be certain that any financing will be available when needed. If we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products that we believe may be beneficial to our business. We expect to continue to spend capital on:

                  o        research and development programs;
                  o        pre-clinical studies and clinical trials; and
                  o        regulatory processes.

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

         Under our license agreement with AECOM, we are required to:

                  o pay semi-annual maintenance payments in January and July each year, and pay quarterly funding payments in February, May, August and November each year as long as the license agreement is in place; and
                  o pay the costs of patent prosecution and maintenance of the patents included in the agreement.

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

         In addition to the commitments to AECOM, we also have consulting agreements and minimum annual lease payments.

         The following table summarizes the timing of these future long term contractual obligations and commitments for the next five years ending December 31:

---------------------------- -------------- -------------- ------------- ------------- --------------- --------------
                                 2004           2005           2006          2007           2008
  Contractual Obligations       Year 1         Year 2         Year 3        Year 4         Year 5          Total
---------------------------- -------------- -------------- ------------- ------------- --------------- --------------
Operating Leases                 $97,275       $100,425       $102,000       $34,000             --      $333,700
---------------------------- -------------- -------------- ------------- ------------- --------------- --------------
Consulting Agreements            108,000        108,000          9,000            --             --       225,000
---------------------------- -------------- -------------- ------------- ------------- --------------- --------------
Commitments Under
License Agreement with
AECOM                            325,000        375,000        425,000       475,000        500,000      2,100,000
---------------------------- -------------- -------------- ------------- ------------- --------------- --------------
Total Contractual Cash
Obligations                     $530,275       $583,425       $536,000      $509,000       $500,000     $2,658,700
---------------------------- -------------- -------------- ------------- ------------- --------------- --------------

         We are obligated to continue to pay AECOM $500,000 for each year after 2008 in which the Agreements are still in effect. In addition, we are obligated to pay AECOM a percentage of all revenues we receive from selling and/or licensing any aspects of the AD technology.

RECENTLY ISSUED ACCOUNTING STATEMENTS

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness to Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require that the guarantor make payments to the guaranteed party. The disclosure requirements of FIN 45 were effective as of December 31, 2002, and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31,
2002. The Company has disclosed all guarantee arrangements within the accompanying consolidated financial statements and concluded that there are no additional liability recognition requirements.

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

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement and does not expect the adoption of the remaining provisions of SFAS 150 to have a significant impact on the Company's financial position or results of operations.

         In May 2003, the FASB finalized the terms of Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables. The Company adopted EITF 00-21 as of June 15, 2003 and now assesses all revenue arrangements against the criteria set forth in EITF 00-21. This impacts the timing of revenue recognition in the current and future periods and could have a material impact on the consolidated financial statements in the future.

ITEM 7.   FINANCIAL STATEMENTS



                          APPLIED NEUROSOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS



                                    CONTENTS

                                                                                       Page
                                                                                       ----
Report of Independent Auditors.......................................................    30.

Consolidated Balance Sheets as of December 31, 2003 and 2002.........................    31.

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002,
and 2001 and for the Cumulative Period From March 14, 1992 (inception) to December
31, 2003.............................................................................    32.

Consolidated Statements of Stockholders' Equity/(Deficit) for the Years Ended
December 31, 2003, 2002, and 2001 and for the Cumulative Period From March 14, 1992
(inception) to December 31, 2003.....................................................    33.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002,
and 2001 and for the Cumulative Period From March 14, 1992 (inception) to December
31, 2003.............................................................................    35.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2003,
2002, and 2001 and for the Cumulative Period From March 14, 1992 (inception) to
December 31, 2003....................................................................    37.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Applied NeuroSolutions, Inc.:


We have audited the accompanying consolidated balance sheets of Applied NeuroSolutions, Inc. and subsidiaries (a company in the development stage) (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity / (deficit), and cash flows for each of the years in the three year period ended December 31, 2003 and for the period from March 14, 1992 (date of inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied NeuroSolutions, Inc. and subsidiaries (a company in the development stage) as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 and for the period from March 14, 1992 (date of inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.





KPMG LLP
Chicago, Illinois

March 12, 2004

                          APPLIED NEUROSOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                        -----------------------------
                                                                            2003             2002
                                                                        ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents .......................................    $     72,765     $    202,877
   Accounts receivable .............................................          50,730          205,245
   Prepaids and other current assets ...............................          52,709           45,093
                                                                        ------------     ------------
     Total current assets ..........................................         176,204          453,215
                                                                        ------------     ------------

Property and equipment:
   Equipment and leaseholds ........................................       2,084,143        2,064,005
   Accumulated depreciation ........................................      (2,063,247)      (2,054,641)
                                                                        ------------     ------------
     Net property and equipment ....................................          20,896            9,364
                                                                        ------------     ------------

Other assets:
   Deposits ........................................................          15,133           14,718
   Deferred financing costs ........................................           6,458               --
                                                                        ------------     ------------
     Total other assets ............................................          21,591           14,718
                                                                        ------------     ------------
        Total assets ...............................................    $    218,691     $    477,297
                                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
Current liabilities:
   Accounts payable ................................................    $    301,308     $    254,283
   Loans payable ...................................................       2,673,991        1,010,000
   Capital lease payable, current portion ..........................           3,736               --
   Deferred research agreement revenues ............................         275,000          200,000
   Accrued wages ...................................................         293,310          293,310
   Accrued collaborator payments ...................................         253,667          124,026
   Accrued consultant fees .........................................         235,100          121,800
   Other accrued expenses ..........................................         330,313          203,993
                                                                        ------------     ------------
     Total current liabilities .....................................       4,366,425        2,207,412
                                                                        ------------     ------------

Long term liabilities:
   Capital lease payable, net of current portion ...................           5,596               --
                                                                        ------------     ------------
     Total long term liabilities ...................................           5,596               --
                                                                        ------------     ------------


Stockholders' equity / (deficit):
   Preferred stock, par value $0.0025: authorized shares, 5,000,000;
     none issued and outstanding in 2003 and 2002 ..................              --               --
   Common stock, par value $0.0025: authorized shares, 200,000,000 and 50,000,000; issued shares, 47,724,392 and outstanding
     shares, 47,701,098 in 2003 and 2002 ...........................         119,253          119,253
   Treasury stock ..................................................         (10,614)         (10,614)
   Additional paid in capital ......................................      31,530,189       30,651,984
   Deficit accumulated during the development stage ................     (35,792,158)     (32,490,738)
                                                                        ------------     ------------
   Total stockholders' equity / (deficit) ..........................      (4,153,330)      (1,730,115)
                                                                        ------------     ------------
        Total liabilities and stockholders' equity / (deficit) .....    $    218,691     $    477,297
                                                                        ============     ============


See accompanying notes to consolidated financial statements.

                          APPLIED NEUROSOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               PERIOD FROM
                                                                                             MARCH 14, 1992
                                                        YEAR ENDED DECEMBER 31,              (INCEPTION) TO
                                             --------------------------------------------     DECEMBER 31,
                                                 2003            2002            2001            2003
                                             ------------    ------------    ------------    ------------
Research agreement revenues ..............   $         --    $         --    $         --    $    500,000
Grant revenues ...........................             --              --              --         669,022
                                             ------------    ------------    ------------    ------------
      Total revenues .....................             --              --              --       1,169,022
                                             ------------    ------------    ------------    ------------
Operating expenses:
   Research and development ..............      1,873,604       1,779,689       1,265,298      23,922,322
   General and administrative ............      1,319,127       1,076,401         784,181       9,216,012
   Loss on impairment of intangible assets             --              --              --         411,016
   Net writedown of leasehold improvements             --              --              --       1,406,057
                                             ------------    ------------    ------------    ------------
      Total operating expenses ...........      3,192,731       2,856,090       2,049,479      34,955,407
                                             ------------    ------------    ------------    ------------
Operating loss ...........................     (3,192,731)     (2,856,090)     (2,049,479)    (33,786,385)
                                             ------------    ------------    ------------    ------------
Other (income) expense:
   Interest expense ......................        109,041          22,349         161,942         468,776
   Interest income .......................           (352)           (136)         (8,237)       (704,739)
   Amortization of debt discount .........             --           7,379          82,823         272,837
   Beneficial conversion of debt to equity             --          44,273         229,799         274,072
   Inducement of convertible debt ........             --              --       1,631,107       1,631,107
   Other (income) expense ................             --              --              --          63,720
                                             ------------    ------------    ------------    ------------
      Total other expense ................        108,689          73,865       2,097,434       2,005,773
                                             ------------    ------------    ------------    ------------

Net loss .................................     (3,301,420)     (2,929,955)     (4,146,913)    (35,792,158)

   Less: Fair value of induced preferred
     stock conversion ....................             --              --      (1,866,620)     (1,866,620)
                                             ------------    ------------    ------------    ------------
 Net loss attributable to common
     shareholders ........................   $ (3,301,420)   $ (2,929,955)   $ (6,013,533)   $(37,658,788)
                                             ============    ============    ============    ============
Basic:
   Net loss attributable to common
     shareholders per share ..............         $(0.07)         $(0.10)         $(0.53)         $(3.22)
   Weighted average shares ...............     47,701,098      28,047,014      11,247,599      11,695,033


See accompanying notes to consolidated financial statements

                          APPLIED NEUROSOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / (DEFICIT)

       FOR THE PERIOD FROM MARCH 14, 1992 (INCEPTION) TO DECEMBER 31, 2003

                                                                                                      DEFICIT
                                                                                                    ACCUMULATED         TOTAL
                                                                                     ADDITIONAL      DURING THE     STOCKHOLDERS'
                                                               COMMON     TREASURY     PAID IN      DEVELOPMENT        EQUITY
                                                SHARES         STOCK       STOCK       CAPITAL         STAGE          (DEFICIT)
                                             -----------    ----------    -------   ------------    ------------    ------------
Issuance of Common Stock ..................      372,682    $      932    $    --   $       (332)   $         --    $        600
Net loss ..................................           --            --         --             --        (922,746)       (922,746)
                                             -----------    ----------    -------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1992 ..............      372,682           932         --           (332)       (922,746)       (922,146)
Issuance of Common Stock ..................      434,793         1,087         --           (387)             --             700
Issuance of Preferred Stock, subsequently
   converted to Common Stock ..............      165,936           415         --      1,201,750              --       1,202,165
Issuance of Preferred Stock, subsequently
   converted to Common Stock ..............      762,066         1,905         --      5,640,172              --       5,642,077
Issuance of Common Stock upon conversion of
   note and accrued interest ..............      368,322           921         --      2,964,005              --       2,964,926
Net loss ..................................           --            --         --             --      (4,875,845)     (4,875,845)
                                             -----------    ----------    -------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1993 ..............    2,103,799         5,260         --      9,805,208      (5,798,591)      4,011,877
Issuance of Preferred Stock, subsequently
   converted to Common Stock ..............      533,020         1,333         --      4,006,404              --       4,007,737
Retirement of Common Stock ................       (1,887)           (5)        --        (13,663)             --         (13,668)
Net loss ..................................           --            --         --             --      (6,154,275)     (6,154,275)
                                             -----------    ----------    -------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1994 ..............    2,634,932         6,588         --     13,797,949     (11,952,866)      1,851,671
Issuance of Preferred Stock, subsequently
   converted to Common Stock ..............      493,801         1,235         --        748,765              --         750,000
Issuance of Preferred Stock upon conversion
   of bridge loan and accrued interest,
   subsequently converted to Common Stock .      689,179         1,723         --      1,005,840              --       1,007,563
Net loss ..................................           --            --         --             --      (2,191,159)     (2,191,159)
                                             -----------    ----------    -------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1995 ..............    3,817,912         9,546         --     15,552,554     (14,144,025)      1,418,075
Issuance of Preferred Stock, subsequently
   converted to Common Stock ..............    4,957,145        12,393         --      6,864,881              --       6,877,274
Issuance of Common Stock ..................       31,802            80         --         96,524              --          96,604
Net loss ..................................           --            --         --             --      (2,591,939)     (2,591,939)
                                             -----------    ----------    -------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1996 ..............    8,806,859        22,019         --     22,513,959     (16,735,964)      5,800,014
Issuance of Common Stock in connection with
   acquisition of intangible assets .......      131,682           329         --        399,671              --         400,000
Net loss ..................................           --            --         --             --      (2,040,092)     (2,040,092)
                                             -----------    ----------    -------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1997 ..............    8,938,541        22,348         --     22,913,630     (18,776,056)      4,159,922
Net loss ..................................           --            --         --             --      (2,549,920)     (2,549,920)
                                             -----------    ----------    -------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1998 ..............    8,938,541        22,348         --     22,913,630     (21,325,976)      1,610,002
Net loss ..................................           --            --         --             --      (1,692,356)     (1,692,356)
                                             -----------    ----------    -------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1999 ..............    8,938,541        22,348         --     22,913,630     (23,018,332)        (82,354)
Issuance of Preferred Stock, subsequently
   converted to Common Stock ..............    1,466,495         3,666         --        983,614              --         987,280
Issuance of warrants to purchase shares of
   Common Stock ...........................           --            --         --         83,406              --          83,406

                                                                                                        DEFICIT
                                                                                                      ACCUMULATED         TOTAL
                                                                                       ADDITIONAL      DURING THE     STOCKHOLDERS'
                                                               COMMON     TREASURY       PAID IN      DEVELOPMENT        EQUITY
                                                SHARES         STOCK       STOCK         CAPITAL         STAGE          (DEFICIT)
                                             -----------     ---------    ---------   ------------    ------------    ------------
Extension of warrants to purchase shares of
   Common Stock ...........................           --            --           --        154,685              --         154,685
Stock options granted to non-employees ....           --            --           --        315,976              --         315,976
Net loss ..................................           --            --           --             --      (2,395,538)     (2,395,538)
                                             -----------     ---------    ---------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2000 ..............   10,405,036        26,014           --     24,451,311     (25,413,870)       (936,545)
Issuance of Common Stock upon conversion of
   bridge loans and accrued interest ......    4,474,649        11,185           --      2,027,696              --       2,038,881
Issuance of Common Stock ..................      580,726         1,452           --        211,048              --         212,500
Stock options granted to non-employees ....           --            --           --         77,344              --          77,344
Issuance of warrants to purchase shares of
   Common Stock ...........................           --            --           --         27,367              --          27,367
Stock options reissued to adjust exercise
   term ...................................           --            --           --         64,033              --          64,033
Beneficial conversion feature of
   convertible debt .......................           --            --           --        229,799              --         229,799
Induced conversion of convertible debt ....           --            --           --      1,631,107              --       1,631,107
Net loss ..................................           --            --           --             --      (4,146,913)     (4,146,913)
                                             -----------     ---------    ---------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2001 ..............   15,460,411        38,651           --     28,719,705     (29,560,783)       (802,427)
Issuance of Common Stock upon conversion of
   bridge loans, accrued interest, other
   payables and as payment for services ...    7,201,971        18,005           --      1,792,878              --       1,810,883
Issuance of Common Stock upon conversion of
   warrants ...............................      156,859           392           --         35,536              --          35,928
Stock options granted to non-employees ....           --            --           --          6,136              --           6,136
Repurchase of Common Stock ................      (23,294)          (58)     (10,614)            58              --         (10,614)
Merger between the Company and Molecular
   Geriatrics Corporation .................   24,905,151        62,263           --        (62,263)             --              --
Issuance of warrants to purchase shares of
   Common Stock ...........................           --            --           --        159,934              --         159,934
Net loss ..................................           --            --           --             --      (2,929,955)     (2,929,955)
                                             -----------     ---------    ---------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2002 ..............   47,701,098       119,253      (10,614)    30,651,984     (32,490,738)     (1,730,115)
Variable accounting for stock options .....           --            --           --        604,100              --         604,100
Stock options granted to non-employees ....           --            --           --         80,975              --          80,975
Issuance of warrants to purchase shares of
   common stock ...........................           --            --           --        193,130              --         193,130
Net loss ..................................           --            --           --             --      (3,301,420)     (3,301,420)
                                             -----------   -----------    ---------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2003 ..............   47,701,098   $   119,253    $ (10,614)  $ 31,530,189    $(35,792,158)   $ (4,153,330)
                                             ===========   ===========    =========   ============    ============    ============

See accompanying notes to consolidated financial statements

                          APPLIED NEUROSOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          PERIOD FROM
                                                                                                        MARCH 14, 1992
                                                                  YEAR ENDED DECEMBER 31,               (INCEPTION) TO
                                                     ----------------------------------------------      DECEMBER 31,
                                                         2002             2001             2003             2003
                                                     ------------     ------------     ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ......................................    $ (3,301,420)    $ (2,929,955)    $ (4,146,913)    $(35,792,158)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization ............           8,606           18,648           42,737        2,548,340
       Non-cash expense for warrant and option
           issuance to non-employees ............         311,791          201,806          141,377        1,153,585
       Non-cash expense for equity compensation
           to employees and directors ...........         566,414          264,423               --          830,837
       Non-cash interest expense ................              --            7,379           82,823           90,202
       Amortization of deferred financing costs .         104,542               --               --          104,542
       Non-cash expense for beneficial conversion
           of debt ..............................              --           44,273          229,799          274,072
       Non cash expense for induced conversion
           of debt ..............................              --               --        1,631,107        1,631,107
       Amortization of intangible assets ........              --               --               --          328,812
       Loss on writedown of leasehold
           Improvements .........................              --               --               --        1,406,057
       Loss on impairment of intangible assets ..              --               --               --          411,016
       Gain on sale of equipment ................              --               --               --             (250)
       Issuance of common stock for services ....              --          635,000          156,454          791,454
  Changes in assets and liabilities:
       Accounts receivable ......................         154,515         (202,785)            (660)         152,560
       Prepaids and other assets ................          (8,031)         (45,093)         250,800          (53,124)
       Accounts payable .........................          47,025          (79,732)         243,388          397,912
       Deferred research reimbursement revenues .          75,000          200,000               --          275,000
       Accrued wages ............................              --           15,185          143,125          293,310
       Accrued collaborator payments ............         129,641          118,988            5,038          253,667
       Accrued consultant fees ..................         113,300          105,600           16,200          235,100
       Other accrued expenses ...................         126,320           60,982           77,746          361,120
                                                     ------------     ------------     ------------     ------------
Net cash used in operating activities ...........      (1,672,297)      (1,585,281)      (1,126,979)     (24,306,839)
                                                     ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of investment securities .....              --               --               --       (9,138,407)
       Redemption of investment securities ......              --               --               --        9,138,407
       Acquisition of intangible assets .........              --               --               --         (339,829)
       Acquisition of equipment and
           leasehold improvements ...............          (8,372)              --           (1,508)      (3,961,156)
                                                     ------------     ------------     ------------     ------------
   Net cash used in investing activities ........          (8,372)              --           (1,508)      (4,300,985)
                                                     ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Preferred Stock ........              --               --               --       12,193,559
Proceeds from issuance of Common Stock ...........              --          745,000          212,500       11,616,977
Deferred financing costs incurred ................        (111,000)              --               --         (111,000)
Advances from director and shareholders ..........         200,000               --               --          320,000
Repayments of capital lease payable ..............          (2,434)              --               --           (2,434)
Proceeds from issuance of promissory loans payable       1,463,991        1,010,000        1,024,500        4,438,491
Net proceeds of notes payable ....................              --               --         (250,800)              --
Payments to repurchase Common Stock ..............              --          (10,614)              --          (10,614)
Payments received on employee stock purchase notes
   receivable ....................................              --               --               --          235,610
                                                      ------------     ------------     ------------     ------------
Net cash provided by financing activities ........       1,550,557        1,744,386          986,200       28,680,589
                                                      ------------     ------------     ------------     ------------

Net increase (decrease) in cash ..................        (130,112)         159,105         (142,287)          72,765

Cash beginning of period .........................         202,877           43,772          186,059               --
                                                      ------------     ------------     ------------     ------------

Cash end of period ...............................    $     72,765     $    202,877     $     43,772     $     72,765
                                                      ============     ============     ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest ...........................    $      1,295     $      1,706     $      2,242     $     40,232

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

Issuance of stock for prior services .............    $         --     $    115,000     $     97,236     $  4,149,521
                                                      ============     ============     ============     ============
Intangible assets acquired in exchange for stock .    $         --     $         --     $         --     $    400,000
                                                      ============     ============     ============     ============
Equipment acquired under capital lease ...........    $     11,766     $         --     $         --     $     11,766
                                                      ============     ============     ============     ============




See accompanying notes to consolidated financial statements.

                          APPLIED NEUROSOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Organization and Basis of Presentation

         In October 2003, the Company's shareholders approved amending the Company's Certificate of Incorporation to change the corporate name from Hemoxymed, Inc. to Applied NeuroSolutions, Inc. The name change became effective on October 30, 2003. Applied NeuroSolutions, Inc. ("APNS" or the "Company") is a development stage biopharmaceutical company with two wholly-owned operating subsidiaries. One of the wholly-owned operating subsidiaries is Molecular Geriatrics Corporation ("MGC"), a development stage biopharmaceutical company incorporated in November 1991, with operations commencing in March 1992, to develop diagnostics to detect, and therapeutics to treat, Alzheimer's disease ("AD").

         The other wholly-owned operating subsidiary is Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs (the "Hemoxygenation technology"). The Company is in the process of dissolving these two subsidiaries.

         On September 10, 2002, the Company established a strategic alliance through the closing of its merger (the "Merger") with MGC. Under the terms of the Merger, the Company acquired all of MGC's outstanding common stock, options and warrants from MGC holders in exchange for the Company's issuance and delivery to MGC shareholders, option holders and warrant holders of approximately 22,800,000 new, unregistered shares of the Company's common stock plus options and warrants to purchase approximately 4,830,000 shares of the Company's common stock. Immediately following the closing, the Company had approximately 47,700,000 shares of common stock issued and outstanding plus options and warrants to purchase approximately 7,400,000 shares of common stock, of which former Company and former MGC holders each owned approximately 50%, on a fully diluted basis. The Merger Agreement further provided that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies.

         This transaction has been accounted for as a reverse merger. For financial reporting purposes, MGC is continuing as the primary operating entity under the Company's name, and its historical financial statements have replaced those of the Company. Thus, all financial information prior to the Merger date is the financial information of MGC only.

         The consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," which requires development stage companies to employ the same accounting principles as operating companies.

         Since the merger, the Company has focused most of its efforts and resources toward the development of its AD technologies. At this time, the Company is not anticipating committing any significant resources to its Hemoxygenation technology.

         The Company is subject to risks and uncertainties common to small cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations. The Company raised $8,000,000 ($7,340,000 proceeds, net of commissions and legal fees) in February 2004 to advance its various programs, including clinical development of its most advanced programs (the "offering").

         (b)      Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries, MGC and Hemoxymed Europe, SAS. All significant intercompany balances and transactions have been eliminated.

         (c)      Liquidity

         The Company has experienced losses since inception and had a negative working capital balance at December 31, 2003 in addition to incurring cash outflows from operating activities for the last three years as well as since inception. The Company expects to incur substantial additional research and development costs and future losses prior to reaching profitability. These matters have raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations. As discussed in note 11, the Company raised an additional $8,000,000 ($7,340,000 proceeds, net of commissions and legal fees) in February 2004 as a result of an issuance of equity securities in a private placement. In the opinion of management, this funding appears adequate to fund operations through December 31, 2005, and has alleviated the substantial doubt about the Company's ability to continue as a going concern that existed at APNS as of December 31, 2003. However, in the future, the Company may have to seek alternative sources of capital or reevaluate its operating plans, which may include cessation of its operations, if it is unable to generate sufficient cash flows from operations. There is no assurance that additional funding will be available for the Company to finance its operations on acceptable terms, or at all.

         (d)      Cash Equivalents

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash at financial institutions from time to time in excess of the Federal Depository Insurance Corporation (FDIC) insured limit.

         (e)      Revenue Recognition

         The Company generates revenues from research agreements and grants and recognizes these revenues when earned. Grant revenues represent funds received from certain government agencies for costs expended to further research on the subject of the grant. For arrangements that contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit. Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition".

         (f)      Equipment and Leasehold Improvements

         Equipment and leasehold improvements are recorded at cost. Depreciation of equipment is calculated using accelerated methods over their useful lives, approximating five to seven years. Amortization of leasehold improvements is provided on the straight-line method over the lesser of the assets's remaining useful life or the remaining lease term.

         (g)      Research and Development

         All research and development costs are expensed as incurred and include salaries of, and expenses related to, employees and consultants who conduct research and development. The Company has entered into arrangements whereby the Company will obtain research reimbursements in the form of funds received to partially reimburse the Company for costs expended. For the years ended December 31, 2003, 2002 and 2001, the Company has recorded reimbursements of $112,494, $52,638 and $15,113 against research and development expense, respectively.

         (h)      Income Taxes

         Under the asset and liability method of SFAS No. 109, Accounting for Income Taxes, the Company's deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible.

         (i)      Stock Option Plan

         The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement No. 123, as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                                                  Year ended December 31,
                                                                        -------------------------------------------
                                                                            2003            2002            2001
                                                                        -----------     -----------     -----------
Net loss:
     Net loss attributable to common shareholders, as reported          $(3,301,420)    $(2,929,955)    $(6,013,533)
     Add stock-based employee compensation expense
        included in reported net loss, net of tax                           566,414         264,423              --
     Deduct total stock-based employee compensation
        expense determined under fair-value-based
        method for all awards, net of tax                                  (696,136)       (479,095)       (559,064)
                                                                        -----------     -----------     -----------
             Pro forma net loss attributable to common shareholders     $(3,431,142)    $(3,144,627)    $(6,572,597)
                                                                        ===========     ===========     ===========

Basic net loss attributable to common shareholders per common share:
     As reported                                                        $     (0.07)    $     (0.10)    $     (0.53)
     Pro forma                                                          $     (0.07)    $     (0.12)    $     (0.58)

         The weighted average estimated fair value of the options granted in 2003, 2002 and 2001 was $0.09, $0.09 and $0.17, respectively, based on the Black-Scholes valuation model using the following assumptions:

                                               2003        2002 and 2001
                                              ------       -------------
         Risk-free interest rate               3.00%           3.75%
         Dividend yield                        0.00%           0.00%
         Expected volatility                  75.00%          75.00%
         Expected life in years, average          4               4

         From time to time, the Company has issued equity awards to non-employees. In these instances, the Company applies the provisions of SFAS No. 123 and EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" which results in the recognition of expense related to these awards over the vesting or service period of an amount equal to the estimated fair value of these awards at their respective measurement dates.

For its fixed awards with pro-rata vesting provisions, the Company calculates any compensation expense recorded in the consolidated financial statements or included in the pro-forma net loss required by the disclosure only provisions of SFAS No. 123 on a straight-line basis.

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

         (k)  Computation of Net Loss  Attributable  to Common  Shareholder  per
Share

         Net loss attributable to common shareholder per share is computed based upon the weighted average number of common shares outstanding during the period as if the exchange of common shares in the merger between the Company and MGC was in effect at the beginning of all periods presented.

         For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants and convertible investor bridge loans excluded from the computation because their effect is antidilutive. The Company had 9,919,636 stock options and 4,858,109 warrants outstanding to issue common stock at December 31, 2003. In addition, the Company had $2,595,331 of convertible investor bridge loans, including accrued interest, at December 31, 2003 that converted to 10,381,324 shares of common stock and 11,419,460 warrants based on the February 2004 conversion price. The Company had 4,582,636 stock options and 2,758,109 warrants outstanding to issue common stock at December 31, 2002. In addition, the Company had $1,023,594 of convertible investor bridge loans, including accrued interest, at December 31, 2002 that converted to 4,094,376 shares of common stock and 4,503,820 warrants based on the February 2004 conversion price. The Company had 4,174,628 stock options and 220,945 warrants outstanding to issue common stock at December 31, 2001. The Company had no convertible investor bridge loans at December 31, 2001 that could convert to shares of common stock. The year ended December 31, 2003 also included a $1,866,620 impact from the induced preferred stock conversion.

         (l)      Fair Value of Financial Instruments

         The Company's financial instruments include cash equivalents, accounts receivable, accounts payable, loans payable, and other accrued expenses. The carrying value of these financial instruments approximate their fair values due to the nature and short-term maturity of these instruments.

         (m)       Reclassifications

         Certain amounts from prior year consolidated  financial  statements and
related   notes  have  been   reclassified   to  conform  to  the  current  year
presentation.

         (n)      Recent Accounting Pronouncements

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness to Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require that the guarantor make payments to the guaranteed party. The disclosure requirements of FIN 45 were effective as of December 31, 2002, and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company has disclosed all guarantee arrangements within the accompanying consolidated financial statements and concluded that there are no additional liability recognition requirements.

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

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement and does not expect the adoption of the remaining provisions of SFAS 150 to have a significant impact on the Company's financial position or results of operations.

         In May 2003, the FASB finalized the terms of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables. The Company adopted EITF 00-21 as of June 15, 2003 and now assesses all revenue arrangements against the criteria set forth in EITF 00-21. This impacts the timing of revenue recognition in the current and future periods and could have a material impact on the consolidated financial statements in the future.

NOTE 2  -  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                           December 31, 2003   December 31, 2002
                                           -----------------   -----------------
       Equipment                              $ 1,987,764         $ 1,979,392
       Equipment held under capital lease          11,766                  --
       Leasehold improvements                      84,613              84,613
                                                2,084,143           2,064,005
                                              -----------         -----------
       Less accumulated depreciation
          and amortization                     (2,063,247)         (2,054,641)
                                              -----------         -----------
                                                 $ 20,896             $ 9,364
                                                 ========             =======

         Depreciation and amortization expense amounted to $8,606, $18,648, and $42,737 for the years ended December 31, 2003, 2002, and 2001 respectively.


NOTE 3  -  WARRANTS

         The Company issued warrants to investors in conjunction with funds raised in December 1995. These warrants had an original expiration date of December 2000. During 2000, these warrants were extended until December 2001. Compensation expense related to this extension was $154,685 in 2000. These warrants expired, unexercised, in December 2001.

         The Company issued warrants to investors in conjunction with funds raised in August through November 2000. Compensation expense related to the issuance of these warrants was $83,406 in 2000. These warrants were converted to shares of Common Stock in the 2001 Recapitalization (see note 4).

         The Company issued warrants to investors in conjunction with funds raised in February through December 2001. Compensation expense related to the issuance of these warrants was $27,367 in 2001. The majority of these warrants were converted to shares of Common Stock in the 2001 Recapitalization (see note
4). Total compensation expense of $351,811 was recognized upon the conversion of all the warrants in 2002. Of these warrants, 220,945 remain outstanding at December 31, 2003, with an exercise price of $0.15 per share. These warrants expire in December 2006.

         The Company, in September 2002 prior to the Merger date, issued 1,737,164 warrants to previous investors in the Company. These warrants have an exercise price of $0.0001 per share, and expire in September 2007.

         The Company issued 800,000 warrants, in September 2002, to an entity controlled by the two largest shareholders of Hemoxymed (prior to the Merger), in lieu of compensation. Compensation expense related to the issuance of these warrants was $159,934 in 2002. These warrants have an exercise price of $0.20 per share, and expire in September 2007.

         The Company issued 850,000 warrants to consultants in September 2003, in lieu of compensation. Compensation expense related to the issuance of these warrants was $74,077 in 2003. These warrants have an exercise price of $0.20 per share, and expire in September 2008.

         The Company issued 1,250,000 warrants to a board member and a non-employee in September 2003, in lieu of compensation for fundraising. Compensation expense related to the issuance of these warrants was $119,053 in 2003. These warrants have an exercise price of $0.15 per share, and expire in September 2008.

         As of December 31, 2003, the Company has reserved 4,858,109 shares of Common Stock for the exercise and conversion of the warrants described above.


NOTE 4  -  STOCKHOLDERS' EQUITY

         The stockholders' equity information presented in these financial statements reflects the retroactive recognition of the effects of the Merger (see Note 1), and of the two recapitalizations of the Company's capital structure, the "1996 Recapitalization", which became effective in March, 1996 and the "2001 Recapitalization", which became effective in November, 2001. The 1996 Recapitalization consisted of (i) the conversion of each share of outstanding Series A Convertible Preferred Stock and Series B Convertible
Preferred Stock of the Company into one share of Common Stock, (ii) a 1.0-for-10.6 reverse split of the outstanding shares of Common Stock, and (iii) a reduction in the number of authorized shares of Common Stock and Preferred Stock from 50,000,000 to 20,000,000 and 35,000,000 to 15,000,000, respectively.
The 2001 Recapitalization consisted of (i) the conversion of each share of outstanding Series C Convertible Preferred Stock of the Company into two shares of Common Stock, (ii) the conversion of each share of outstanding Series D Convertible Preferred Stock of the Company into three and one-third shares of Common Stock, (iii) the conversion of convertible debt plus accrued interest into five shares of

Common Stock for each $1.50 of convertible debt, and (iv) an increase in the number of authorized shares of Common Stock from 20,000,000 to 50,000,000.

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

         In conjunction with the Merger, each outstanding share of MGC Common Stock was exchanged for .658394 shares of APNS Common Stock and each outstanding MGC warrant and stock option was exchanged for .658394 APNS warrant and stock option.

         In December 2002, the Board of Directors approved an increase in the number of authorized shares from 50,000,000 to 205,000,000; consisting of 200,000,000 Common Shares and 5,000,000 Preferred Shares. Shareholder approval for this increase was obtained in 2003.

         In the Consolidated Statements of Stockholders' Equity / (Deficit), the Company has elected to present each issuance of Preferred Stock, which was subsequently converted to Common Stock, as Common Stock as of the date of each issuance of Preferred Stock.

         Original Issuances of Preferred Stock

         In  July  1993,  the  Company  issued  2,671,478  shares  of  Series  A
Convertible Preferred Stock ("Series A"). These shares were subsequently converted to 165,936 shares of Common Stock.

         In September through December 1993, the Company issued 12,269,000 shares of Series B Convertible Preferred Stock ("Series B"). These shares were subsequently converted to 762,066 shares of Common Stock.

         In March through May 1994, the Company issued 8,581,400 shares of Series B. These shares were subsequently converted to 533,020 shares of Common Stock.

         In December 1995, the Company issued 375,000 shares of Series C Convertible Preferred Stock ("Series C"). These shares were subsequently converted to 493,801 shares of Common Stock.

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

         Current Issuances of Common Stock

         In November 2001, as part of the 2001 Recapitalization, $2,038,881 of convertible debt, including accrued interest, was converted to 4,474,649 shares of Common Stock.

         In January through June 2002, the Company issued 3,846,692 shares of common stock through a private placement, and upon conversion of bridge loans, plus accrued interest.

         In June 2002, the Company issued 3,355,279 shares of Common Stock to Company officers, consultants and vendors in exchange for a reduction of $750,000 of amounts due.

         In June 2002, the Company issued 156,859 shares of Common Stock to certain warrant holders in exchange for the conversion of 650,139 warrants.

         In September  2002,  the Company  repurchased  23,294  shares of Common
Stock.

         In September 2002, certain shareholders of a predecessor of the Company were issued, in exchange for past services, 1,737,164 five-year warrants exercisable at $0.0001 to purchase shares of Common Stock.

         In September 2002, an entity controlled by the two largest shareholders of the Company prior to the merger were issued, in lieu of compensation, 800,000 five year warrants exercisable at $0.20 to purchase shares of Common Stock. Expense of $159,934 was included in general and administrative expense for the issuance of these warrants.

         In September 2003, a director of the Company and an advisor were issued, in lieu of compensation for fund raising activities, 1,250,000 five-year warrants exercisable at $0.15 to purchase shares of Common Stock. Expense of $119,053 was included in general and administrative expenses for the issuance of these warrants.

         In September 2003, two entities were issued, in lieu of compensation, 850,000 five-year warrants exercisable at $0.20 to purchase shares of Common Stock. Expense of $74,077 was included in general and administrative expenses for the issuance of these warrants.

         In the event of any liquidation, dissolution or winding up of the affairs of the Company, either voluntary or involuntary, the holders of Preferred Stock are entitled to receive a liquidation preference, adjusted for combinations, consolidations, stock splits or certain issuances of Common Stock. After payment has been made to the holders of Preferred Stock of the full amounts to which they shall be entitled, the holders of the Common Stock shall be entitled to receive ratably, on a per share basis, the remaining assets. As of December 31, 2003, no Preferred Stock is outstanding. The Company has reserved 4,858,109 shares of Common Stock for the exercise and conversion of the warrants described above. Warrants were issued in connection with the initial public offering of APNS's predecessor in May 1998. These warrants expired, unexercised in May 2003.

         Approximately 23,000,000 shares held by former Molecular Geriatrics Corporation ("MGC") shareholders are deemed to be restricted securities within the meaning of Rule 144 promulgated pursuant to the Securities Act, and may be publicly sold only if registered under the Securities Act or sold pursuant to exemptions therefrom. These shares are eligible for public sale in accordance with the requirements of Rule 144, as amended, subject to certain restrictions through September 2004.


NOTE 5  -  STOCK OPTION PLAN

         As of December 31, 2002, the Board of Directors approved the Hemoxymed, Inc. (now called Applied NeuroSolutions, Inc.) Stock Option Plan. This plan is identical to the MGC pre-merger plan (discussed below), with an increase in the number of options in the plan to 12,000,000. Shareholder approval was obtained in 2003.

         In conjunction with the Merger in September 2002, each outstanding MGC stock option was exchanged for .658394 APNS stock options.

         In April, 2001, management issued non-qualifying stock options to two former employees to replace the incentive stock options previously granted. All terms of these options remained the same. Compensation expense of $64,033 was recorded to reflect the fair value of these options.

         In April, 2001, the Board of Directors granted 13,168 options to a non-employee exercisable at $1.50 per share which vest monthly over a twenty-four month period. Compensation expense of $24,170 was recorded to reflect the fair value of these options.

         In July, 2001, the Board of Directors granted 6,584 options to an employee exercisable at $1.50 per share which vest one-fourth per year beginning July, 2002. These options were forfeited during 2002.

         In November, 2001, the Board of Directors granted 2,050,904 options exercisable at $0.30 per share which vest one-fourth immediately and one-fourth per year beginning November, 2002. Non-employees were granted 144,847 of these options, which were vested immediately. Compensation expense of $53,174 was recorded to reflect the fair value of options issued to non-employees.

         In June, 2002, the Board of Directors granted 434,172 options exercisable at $0.15 per share which vest one-fourth immediately and one-fourth per year beginning in June, 2003. Non-employees were granted 33,430 of these options. Compensation expense of $6,136 was recorded to reflect the fair value of options issued to non-employees.

         In June, 2002, the Board of Directors approved adjusting the exercise price of 4,399,052 options to $0.15 per share. This changed the accounting treatment for these stock options to variable accounting until they are
exercised.   For  the  year  ended  December  31,  2003,  the  Company  recorded compensation expense under variable accounting equal to $604,100 related to these modified options. For the year ended December 31, 2002 no compensation expense had been recorded related to these modified options as the Company's stock price was below $0.15 as of December 31, 2002.

         In September, 2003, the Board of Directors granted 5,337,000 options exercisable at $0.15 per share which vest one-fourth immediately and one-fourth per year beginning in September, 2004. Non-employees were granted 752,000 of these options. Compensation expense of $80,975 was recorded to reflect the fair value of options issued to non-employees.

         As of December 31, 2003, 9,919,636 options were outstanding (5,192,750 were fully vested and exercisable) at prices ranging from $0.15 to $5.30 per share.

         A summary of the status of, and changes in, the Company's stock option plan as of and for the years ended December 31, 2003, 2002 and 2001, is presented below for all stock options issued to employees, directors and non-employees:

                                2003                            2002                          2001
                      ---------------------------  -----------------------------  -----------------------------
                                     Weighted-                      Weighted-                     Weighted-
                                 Average-Exercise               Average Exercise               Average Exercise
                        Options       Price          Options         Price          Options         Price
                      ----------       -----       ----------        -----        ----------        -----
Outstanding at
 beginning of
 year                  4,582,636       $0.24        4,174,628        $0.90         2,117,140        $1.48

Granted                5,337,000         .15          434,172          .15         2,070,656          .31

Reduction  in
 exercise price               --          --               --         (.59)               --           --

Exercised                     --          --               --           --                --           --

Forfeited                     --          --          (26,164)         .15           (13,168)        1.50
                      ----------       -----       ----------        -----        ----------        -----

Outstanding at
 end of year           9,919,636       $0.19        4,582,636        $0.24         4,174,628        $0.90
                      ==========       =====       ==========        =====        ==========        =====

Options
exercisable at
end of year            5,192,750                    2,995,720                      2,128,796
                       =========                    =========                      =========

                                    December 31, 2003
           --------------------------------------------------------------------
                        Number              Weighted-Avg.        Number
           Exercise     Outstanding at      Remaining            Exercisable at
           Price        Dec. 31, 2003       Contractual Life     Dec. 31, 2003
           --------     --------------      ----------------     --------------
            $0.15         9,736,052            8.3 years           5,009,166
             1.00            72,661            2.1 years              72,661
             1.50            19,752            7.1 years              19,752
             2.00            41,479            3.9 years              41,479
             5.30            49,692            2.1 years              49,692
                        --------------                           --------------
                          9,919,636                                5,192,750
                        ==============                           ==============

NOTE 6  -  LOANS PAYABLE

         Loans payable consist of the following:

                                     December 31, 2003    December, 31, 2002
                                     -----------------    ------------------
       Convertible Investor
           Bridge Loans                 $2,473,991            $1,010,000
       Advances from Shareholders          200,000                    --
                                        ----------            ----------
                                        $2,673,991            $1,010,000
                                        ==========            ==========

         The convertible investor bridge loans, plus any unpaid, accrued interest, are automatically converted into Common Stock when a minimum of $3,000,000 is raised by the Company in a private placement (see Note 11 -
Subsequent Events). Accrued interest on these loans at December 31, 2003 and 2002 was $121,340 and $13,594, respectively.

         The advances from shareholders at December 31, 2003 were repaid in cash from the proceeds of the February 2004 private placement.


NOTE 7  -  EMPLOYEE SAVINGS PLAN

         The Company sponsors a defined contribution benefit plan (the "Savings Plan") which qualifies under Section 401(k) of the Internal Revenue Code. The Savings Plan covers all eligible employees who are eighteen years of age and have completed six months of service with the Company. Employee contributions to the Savings Plan are based on percentages of employee compensation plus a discretionary matching contribution by the Company. Vesting in the Company's contributions is based on length of service over a five-year period. The Company amended the Savings Plan, effective January 1, 2001, to increase the Company match from 50% to 100% of the first 5% of an employee's deferral, subject to certain limitations. Contributions by the Company for the years ended December 31, 2003, 2002 and 2001 were $42,725, $39,552, and $38,022, respectively.
Contributions of $82,277 were accrued as of December 31, 2003.

NOTE 8  -  INCOME TAXES

         No Federal or state income taxes have been provided for in the accompanying consolidated financial statements because of net operating losses incurred to date and the establishment of a valuation allowance equal to the amount of the Company's deferred tax assets. At December 31, 2003, the Company has net operating loss and research and development credit carryforwards for Federal income tax purposes of approximately $30,000,000 and $770,000, respectively. These carryforwards expire between 2007 and 2023. Changes in the Company's ownership may cause annual limitations on the amount of loss and credit carryforwards that can be utilized to offset income in the future.

         The net deferred tax assets as of December 31, 2003 and 2002 are summarized as follows:

                                           December 31, 2003   December 31, 2002
                                           -----------------   -----------------
    Deferred tax assets:
        Depreciation                         $    250,000        $    279,000
        Net operating loss carryforwards       12,150,000          11,150,000
        Tax credit carryforwards                  770,000             700,000
                                             ------------        ------------
                                               13,170,000          12,129,000
    Valuation allowance                       (13,170,000)        (12,129,000)
                                             ------------        ------------
           Net deferred income taxes         $         --        $         --
                                             ============        ============

         The net change in the valuation allowance during 2003, 2002 and 2001 was an increase of $1,041,000, $1,019,000, and $820,000, respectively.


NOTE 9  -  COMMITMENTS AND CONTINGENCIES

         Operating Lease
         ---------------
         The Company operates out of a laboratory and office facility in Vernon Hills, Illinois. The original lease term was for sixty-three months through May 14, 2002 and included a renewal option for two additional five year periods. In May, 2002, the lease was extended for a five year period.

         Future minimum lease payments as of December 31, 2003 under the terms of the operating lease for the facility in Vernon Hills, Illinois are as follows:

                 Year ending December 31,              Amount
                 ------------------------             --------
                           2004                       $ 97,275
                           2005                        100,425
                           2006                        102,000
                           2007                         34,000

         Rental expense, including allocated operating costs and taxes, was $120,627, $124,955 and $119,249 for the years ended December 31, 2003, 2002 and
2001, respectively.

         Capital Lease
         -------------
         The Company purchased a telephone system under the terms of a capital lease in March 2003. The lease calls for thirty six monthly payments of $414 through March 2006.

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

AECOM received 1,097,324 (post merger) shares of Common Stock in exchange for relief of $500,000 of various collaboration payments due. In addition, the new agreement reduced and restructured future maintenance and funding payments.

         The Company had a collaborative research agreement with the University of British Columbia ("UBC") through June 2003. The Company agreed to fund a project at UBC for $233,140, of which $51,470 was funded by a Foundation with no affiliation to the Company. Additionally, the Company was obligated to fund patent costs arising from the project. The Company has the rights to the technology developed through this research agreement and would be responsible for certain milestone payments to UBC upon advancement of the technology through the various stages of the FDA approval process. This agreement can be extended by mutual agreement. As of December 31, 2003, the agreement has not been extended. Amounts due to UBC, including patent costs, as of December 31, 2003 are $210,086, which are included in accrued collaborator payments. In addition, the Company has an ongoing option agreement on a license agreement with UBC that obligates the Company to cover certain patent costs associated with the technology covered by the license agreement, which are recognized as expense when incurred.

         Total expense for these outside research, collaboration and license agreements, included in research and development expenses, was $433,810, $696,063 and $150,939 for the years ended December 31, 2003, 2002 and 2001, respectively.

         The Company has consulting agreements with its founding scientist at AECOM, which have terms through January, 2006, but in some instances, may be terminated at an earlier date by the Company. The Company also has a consulting agreement with a European researcher with financial commitments through March 2003. Expense for the consulting agreements, included in research and development expenses, was $113,400, $129,600 and $124,200 for the years ended December 31, 2003, 2002 and 2001, respectively.

         The Company entered into a licensing agreement in November, 1999 with AECOM. The license agreement allows the Company to sell and sublicense specified antibodies for cancer applications. Proceeds from any sales and/or sublicenses will be divided among the parties based on conditions set forth in the agreement.

         Future minimum payments, as of December 31, 2003, under the above agreements are as follows:

               Year ending December 31,   Collaborations    Consulting
               ------------------------   --------------    ----------
                        2004                  $325,000        108,000
                        2005                   375,000        108,000
                        2006                   425,000          9,000
                        2007                   475,000             --
                        2008                   500,000             --
                                          --------------    ----------
                        Total               $2,100,000       $225,000
                                          ==============    ==========

         The Company is obligated to pay AECOM $500,000 each year after 2008 that the Agreements are still in effect. In addition, the Company is obligated to pay AECOM a percentage of all revenues received from selling and/or licensing any aspects of the AD technology. The Company can terminate the Agreement at any time with sixty days written notice, but would be required to reimburse AECOM for any salary obligations undertaken by AECOM for the research projects covered by the Agreements for up to one year from the termination date.

         The Company is potentially obligated under a consulting agreement to issue 100,000 shares of common stock in lieu of compensation if the consultant performs under certain provisions of the agreement. As of December 31, 2003, these shares of common stock have not been issued.

         Contingencies
         -------------
         The Company does not maintain any product liability insurance for products in development. The Company believes that even if product liability insurance were obtained, there is no assurance that such insurance would be sufficient to cover any claims. The Company is unaware of any product liability claims.

         The ability to develop our technologies and to commercialize products will depend on avoiding patents of others. While we are aware of patents issued to competitors, as of December 31, 2003, we are not aware of any claim of patent infringement against us (see Note 11 - Subsequent Events).


NOTE 10 - SEGMENTS

         The Company operates in one business segment, biopharmaceutical product research and development, primarily in the fields of Alzheimer's disease and tissue oxygenation. Prior to the Merger, the Company operated in one geographic segment, the Midwest region of the United States. Subsequent to the Merger, the Company also operated in France. A summary of operations for 2003 and 2002 by geographic segment is set forth below.

                                               2003                 2002
             Operating loss:                   ----                 ----
                      United States        ($3,014,123)         ($2,721,497)
                      France                  (178,608)            (134,593)
                                           -----------          -----------
                                           ($3,192,731)         ($2,856,090)
                                           ===========          ===========
             Identifiable assets:
                      United States         $  218,691           $  477,297
                      France                        --                   --
                                           -----------          -----------
                                            $  218,691           $  477,297
                                           ===========          ===========

NOTE 11  -  SUBSEQUENT EVENTS

         Financing
         ---------
         In February 2004, the Company raised $8,000,000 ($7,340,000 proceeds, net of commissions and legal fees) in a private placement. As a result of this private placement, the Company issued 32,000,000 shares of common stock and warrants to purchase an additional 32,000,000 shares of Common Stock for $0.30 per share. Upon closing the private placement, the convertible investor bridge loans, plus accrued interest, were converted to shares of Common Stock. Upon conversion of the convertible debt, 10,440,714 shares of Common Stock and 11,484,785 warrants to purchase shares of common stock at $0.30 per share were issued. The placement agent and selected dealers received commissions of $560,000 in cash and warrants to purchase 3,200,000 shares of common stock at $0.30 per share.

         Contingencies
         -------------
         In March 2004 the Company was notified by email from Innogenetics, a Belgian biopharmaceutical company involved in specialty diagnostics and therapeutic vaccines, that it believes the CSF diagnostic test the Company has been developing uses a monoclonal antibody that is encompassed by the claims of two U.S. patents it owns. In that email, Innogenetics also referred to another U.S. patent which was recently granted to Innogenetics and which is directed to a method for the differential diagnosis of Alzheimer's disease from other neurological diseases. Innogenetics believes this latter patent also claims the CSF diagnostic test the Company is developing. Innogenetics also informed the Company that it could be amenable to entering into a licensing arrangement or other business deal with Applied NeuroSolutions regarding its patents.

         The Company has reviewed the two monoclonal antibody patents with its patent counsel on several occasions in recent years and prior to receipt of their email. Based on these reviews, the Company believes that its CSF diagnostic test does not infringe the claims of these two Innogenetics patents. The Company only recently learned of Innogenetic's new third patent and is now reviewing it with patent counsel. Similarly, the Company does not currently believe its activities have infringed or will infringe the rights of Innogenetics under this third patent, and would seek either to negotiate a suitable arrangement with them or vigorously contest any claim of infringement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.    CONTROLS AND PROCEDURES

        (a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

        (b) Internal Controls Over Financial Reporting. There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9.     DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our executive officers and directors as of December 31, 2003, and their ages as of February 28, 2004, are as follows:

        Barron, Bruce N.      49   Chairman, Chief Executive Officer & Director
        DeBernardis, John F.  56   President, Chief Operating Officer & Director
        Kerkman, Daniel J.    52   Vice President, R & D
        Ellison, David        42   Chief Financial Officer & Secretary
        Stone, Richard        59   Director
        Tsao, Preston         56   Director

All of the following individuals were appointed to the above positions of Hemoxymed, Inc. (now called Applied NeuroSolutions, Inc.) as of September 10, 2002.

Bruce N. Barron, has been Chairman of the Board since August, 1999, and Chief Executive Officer of the Company since April, 1995. Previously, he had been President of the Company from April, 1995 to August, 1999. He had also been Chief Financial Officer of the Company from September 1, 1993 on a part-time basis and on a full-time basis from April 1, 1994 to April, 1995. He has also been a director of the Company since June, 1994. From 1989 until June, 1994, Mr. Barron was a director and Vice Chairman and Chief Executive Officer of Xtramedics, Inc. and from 1988 to 1989, a Vice President of Finance, in all instances on a part-time basis. Xtramedics was merged into Athena Medical Corp. in June, 1994. From 1985 to August, 1993, Mr. Barron was a director and Vice President of Finance and Chief Financial Officer of Gynex Pharmaceuticals, Inc. in addition to serving in various other capacities, including Vice Chairman from 1988 to 1989, in all instances on a part-time basis. Gynex was acquired by BioTechnology General Corp. (now Savient Pharmaceuticals) in August, 1993. From 1985 to 1992, Mr. Barron also served as a director and part-time executive officer of Pharmatec, Inc. (now Pharmos Corp.) in various capacities including President, Chief Executive Officer, Chief Financial Officer, and Vice President. Mr. Barron was a member of the Board of Directors of Trimedyne, Inc., a publicly-traded manufacturer of lasers for use in various medical applications from 1985 until February, 2001.


John F. DeBernardis, Ph.D., has been President and Chief Operating Officer of the Company since August, 1999. He joined the Company in August, 1993, as Director of Chemistry and Pharmacology, was promoted to Vice President of Discovery, and Senior Vice President, Research and Development. He was Secretary of the Company from April, 1995 to August, 1999, and was appointed a director of the Company in November, 1995. Prior to joining the Company, Dr. DeBernardis spent sixteen years at Abbott Laboratories, where he began his career as a research chemist and progressively earned several promotions, ending with his position as the Area Head of Cardiovascular Research within the Pharmaceutical Products Division supervising an 85 person staff. During his tenure, a number of IND candidates were identified. Dr. DeBernardis received his Ph.D. degree from the University of Pittsburgh in 1974 and worked two years as an NIH postdoctoral fellow in the Department of Chemistry at MIT. He is co-author on 70 scientific publications and holds 35 U.S. patents.

Daniel J. Kerkman, Ph.D., joined the Company in August, 1993 as Group Leader of Chemistry and now serves in his role of Vice President, Research. Prior to joining the Company, Dr. Kerkman spent thirteen years at Abbott Laboratories where he began his career as a research chemist initially in the cardiovascular area followed by several positions within both the immunoscience and neuroscience areas. A series of promotions ended with his position as the Project Leader in Adrenergic research within the Pharmaceutical Products Division supervising a 35 person staff. During his tenure, a number of IND candidates were identified. Dr. Kerkman received his Ph.D. degree from MIT in 1979 and worked one year as a postdoctoral fellow in the Department of Chemistry at MIT. He is co-author on more than 40 scientific publications and holds 16 U.S. patents.

David Ellison, CPA, has been Chief Financial Officer of the Company since May, 1996 and Secretary since August, 1999. He had been Chief Financial Officer of a long-term care facility specializing in Alzheimer's care and prior to that he was a senior manager in a local public accounting firm.

Richard B. Stone, was appointed a director of the Company in December, 1994. Mr. Stone has been a Professor of Tax Law at Columbia University since 1974 where his responsibilities include teaching Federal Income Tax, Corporate Tax, Partnership Tax, Real Estate Tax, and Business Planning. During that time Mr.
Stone spent two years as Tax Counsel to Cleary, Gottlieb, Steen and Hamilton. Previous positions have included four years as Assistant to the Solicitor General of the United States, Department of Justice. Mr. Stone holds a J.D. from Harvard Law School. Mr. Stone is also a Managing Director of Sunrise Securities Corporation.

Preston Tsao, was appointed a director of the Company in May, 1996. Mr. Tsao has been Managing Director of SCO Securities LLC since September 2001. From January 1995 until September 2001, Mr. Tsao was Managing Director of Sunrise Securities Corporation. Mr. Tsao has been the principal investment banker on numerous public and private transactions.

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

COMMITTEES

         In October 2002, the Board of Directors appointed Richard B. Stone and Preston Tsao to the Audit Committee. The Audit Committee reviews the scope and results of the Company's financial statements conducted by the Company's independent auditors. The Committee also reviews the scope of other services provided by the Company's independent auditors, proposed changes in the Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to its internal accounting, and auditing and financial controls. The Committee makes recommendations to the Board of Directors on the engagement of the independent auditors, as well as other matters which may come before it or as directed by the Board of Directors. Our Board of Directors has determined that Richard B. Stone is an "audit committee financial expert" within the applicable definition of the Securities and Exchange Commission. Each of Mr. Stone and Mr. Tsao qualify as independent directors for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934.

         In October 2002, the Board of Directors appointed Richard B. Stone and Preston Tsao to the Compensation Committee. The Compensation Committee makes decisions concerning matters of executive compensation; administers the Company's executive incentive plans; reviews compensation plans, programs and policies; and monitors the performance and compensation of executive officers. The goal of our Board of Directors executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining senior management.

CODE OF ETHICS

         Our Board of Directors has not yet adopted a written Code of Business Conduct and Ethics. In our February 2004 private placement, we agreed to apply for and maintain the listing of our common stock on either the American Stock Exchange or the Nasdaq. As part of the listing process, we expect to adopt a written Code of Business Conduct and Ethics.

ITEM 10.  EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid for services in all capacities during 2003, 2002 and 2001 by our Chief Executive Officer, President and Chief Operating Officer, Vice-President of R & D, and Chief Financial Officer.

-------------------------------------------------------------------------------------------------------------
                                Annual Compensation                    Long Term Compensation
-------------------------------------------------------------------------------------------------------------
Name and                                                   Other       Restricted   Securities       All
Principal Position                                        Annual         Stock      Underlying      Other
                       Year     Salary       Bonus     Compensation      Awards     Options (1)  Compensation
-------------------------------------------------------------------------------------------------------------
Bruce N. Barron        2003   $ 228,600    $       0     $      0          0        1,700,000      $      0
CEO (2)                2002   $ 225,000    $       0     $      0          0          151,493      $      0
                       2001   $ 225,000    $  40,000     $      0          0          539,883      $      0
-------------------------------------------------------------------------------------------------------------
John F. DeBernardis    2003   $ 217,600    $       0     $      0          0        1,500,000      $      0
Pres. & COO (3)        2002   $ 214,000    $       0     $      0          0          120,402      $      0
                       2001   $ 214,000    $  35,000     $      0          0          427,956      $      0
-------------------------------------------------------------------------------------------------------------
Daniel Kerkman         2003   $ 151,600    $       0     $      0          0          400,000      $      0
V.P. of R & D (4)      2002   $ 148,000    $       0     $      0          0           52,737      $      0
                       2001   $ 148,000    $  20,000     $      0          0          181,058      $      0
-------------------------------------------------------------------------------------------------------------
David Ellison          2003   $ 103,600    $       0     $      0          0          500,000      $      0
CFO (5)                2002   $ 100,000    $       0     $      0          0           35,656      $      0
                       2001   $ 100,000    $  20,000     $      0          0          164,599      $      0
-------------------------------------------------------------------------------------------------------------

(1) The number of options listed are post merger options. Each MGC option granted pre-merger (in 2001 and 2002) was exchanged for .658394 options.

(2) Salary and bonus totaling $23,438 in 2002 and $86,875 in 2001 was deferred. Of the total amount deferred, $25,000 was converted to shares of common stock in 2002. The remaining balance had not been paid as of December 31, 2003, however, it was paid in February 2004.

(3) Salary and bonus totaling $22,292 in 2002 and $79,583 in 2001 was deferred. Of the total amount deferred, $23,185 was converted to shares of common stock in 2002. The remaining balance had not been paid as of December 31, 2003, however, it was paid in February 2004.

(4) Salary and bonus totaling $15,417 in 2002 and $50,833 in 2001 was deferred. Of the total amount deferred, $18,600 was converted to shares of common stock in 2002. The remaining balance had not yet been paid as of December 31, 2003, however, it was paid in February 2004.

(5) Salary and bonus totaling $10,417 in 2002 and $40,833 in 2001 was deferred. Of the total amount deferred, $28,600 was converted to shares of common stock in 2002. The remaining balance had not been paid as of December 31, 2003, however, it was paid in February 2004.


EMPLOYMENT AGREEMENTS

         Bruce N. Barron, the Chief Executive Officer, is employed pursuant to an agreement through March 31, 2006, which provides for a minimum base salary of $225,000 per year.

         John F. DeBernardis, Ph.D., the President and Chief Operating Officer, is employed pursuant to an agreement through March 31, 2006 which provides for a minimum base salary of $214,000 per year.

         The agreements provide for severance pay, if the officer is terminated without cause, of the greater of i)one-year compensation, or ii)compensation for the remaining term of the agreement.

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

         The Compensation Committee authorized and the Board of Directors approved the granting of 5,337,000 stock options in 2003; of which 752,000 of these options were granted to non-employees.

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

By the Compensation Committee:
Richard Stone
Preston Tsao

STOCK PRICE PERFORMANCE PRESENTATION

         As stated in the notes to the consolidated financial statements and in management's discussion and analysis of financial condition and results of operations contained in this annual report on Form 10-KSB, a subsidiary of the Company merged with MGC on September 10, 2002. For accounting purposes, this transaction is being treated as if MGC acquired the Company, thus, the historical operating results contained in this annual report on Form 10-KSB prior to September 10, 2002 are those of MGC. The historical stock performance presented in Item 5, prior to the fourth quarter 2002, represents the stock performance of Hemoxymed, prior to the Merger, and a predecessor's of the Company.

STOCK OPTION PLANS

         As of December 31, 2002, our Board of Directors approved the Hemoxymed, Inc. (now called Applied NeuroSolutions, Inc.) Stock Option Plan. This plan is identical to the MGC pre-merger stock option plan, with an increase in the number of options in the plan to 12,000,000. Shareholder approval was obtained in 2003.

         On January 31, 1996 our Board of Directors approved an amendment to increase the number of options available under the Plan to 1,500,000. On October 7, 1996, our Board of Directors approved an amendment to increase the number of options in the Plan to 2,000,000. On November 16, 2000 our Board of Directors approved an amendment to increase the number of options in the Plan to 4,000,000. On October 22, 2001 our Board of Directors approved an amendment to increase the number of options in the Plan to 7,000,000.

         In conjunction with the merger between the Company and Molecular Geriatrics, each outstanding MGC stock option was exchanged for .658394 of the Company's stock options. As of December 31, 2003, 9,919,636 options were outstanding (5,192,750 were fully vested and exercisable) at prices ranging from $0.15 to $5.30 per share.

OPTION GRANTS

         The Company made 4,250,000 options grants to employees and directors in 2003. The Company pre-merger made no option grants to executives or directors in the years ended December 31, 2002 or 2001. MGC pre-merger made option grants to executives and directors of 360,288 in 2002 and 1,741,452 in 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of our securities as of February 28, 2004, by (a) each person known by us to be the beneficial owner of more than 5% of any class of our securities, (b) our directors, (c) our executive officers, and (d) all directors and executive officers as a group. The address of all owners listed is C/O Applied NeuroSolutions, Inc.., 50 Lakeview Parkway, Suite 111, Vernon Hills, Illinois 60061. As of February 28, 2004, a total of 90,641,812 shares of our common stock, all of which are voting shares, 9,919,636 options to purchase shares of our Common Stock, and 52,142,894 Common Stock Purchase Warrants were issued and outstanding.

                                              COMMON STOCK              STOCK OPTIONS            WARRANTS
                                              ----------------------    ---------------------    ----------------------
                                              Number of   Percent of    Number of  Percent of    Number of   Percent of
Name                                          Shares      Class         Shares     Class         Shares      Class
----                                          ---------   ----------    ---------  ----------    ---------   ----------
Bruce N. Barron  (1)                            877,403     1.0%        2,970,394    29.9%              --      0.0%
John F. DeBernardis, Ph.D. (1)                  353,050     0.4%        2,509,672    25.3%              --      0.0%
Richard Stone (2)                             5,399,691     6.0%          547,710     5.5%       1,205,201      2.3%
Preston Tsao (2)                                 67,935     0.1%          194,848     2.0%              --      0.0%
Daniel J. Kerkman, Ph.D. (3)                    175,785     0.2%          842,249     8.5%              --      0.0%
David Ellison (3)                               205,537     0.2%          799,015     8.1%              --      0.0%
David Stone (4)                               4,640,672     5.1%               --     0.0%       2,397,434      4.6%
Judson Cooper (5)                             5,248,670     5.8%               --     0.0%       1,224,550      2.3%
Joshua Schein (6)                             5,254,840     5.8%               --     0.0%       1,237,920      2.4%
Special Situations Private Equity Fund, LP    6,000,000     6.6%               --     0.0%       6,000,000     11.5%
Benjamin Family Trusts                        4,526,944     5.0%               --     0.0%       2,937,818      5.6%
All Directors and Officers as a group
      (6 persons)                             7,079,401     7.8%        7,863,888    79.3%       1,205,201      2.3%

(1)  Director and officer.
(2)  Director.
(3)  Officer.
(4) Includes 1,326,523 shares of common stock and 1,459,176 warrants held by entities that the investor has voting and/or investment control over the shares held by it.
(5) Includes 800,000 warrants held by an entity that the investor has voting and/or investment control over the shares held by it.
(6) Includes 800,000 warrants held by an entity that the investor has voting and/or investment control over the shares held by it.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 2003, 2002 and 2001, due to cash constraints, officers of the Company deferred compensation, loaned funds to the Company and personally paid for some Company expenses. In June, 2002, $215,000 of the amount due to these officers was converted to shares of common stock at the merger adjusted market price of $0.228 per share. The balance due to these officers was $313,583 as of December 31, 2003. These amounts were paid in February 2004.

         We believe that each of the transactions set forth above were entered into on (i) terms as fair as those that could be obtained from independent third parties, and (ii) were ratified by a majority (but no less than two) of our independent directors who did not have an interest in the transaction and who had access to our counsel at our expense. All future transactions with the Company in which a director, officer or 5% shareholder has a direct or indirect interest must (i) be on terms no less favorable to us than could be obtained from unaffiliated third parties, and (ii) be approved by a majority of directors who have no direct or indirect interest in the transaction and who have access at our expense to our counsel or independent counsel.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report.

1. List of Financial Statements.

                  The following consolidated financial statements of Applied NeuroSolutions, Inc. and Report of KPMG LLP, Independent Auditors, are included in this report:

          o    Report of KPMG LLP, Independent Auditors.

          o    Consolidated Balance Sheets at December 31, 2003 and 2002

          o    Consolidated   Statements  of  Operations  for  the  years  ended
               December 31, 2003, 2002 and 2001 and for the period from March 14, 1992 (inception) to December 31, 2003

          o Consolidated Statements of Stockholders' Equity/(Deficit) for the period from March 14, 1992 (inception) to December 31, 2003

          o Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 and for the period from March 14, 1992 (inception) to December 31, 2003

          o Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001 and for the period from March 14, 1992 (inception) to December 31, 2003

         2. List of all Financial Statement Schedules.

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

        10.3 License and Collaborative Research Agreement, dated October 1, 1992 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine, including Amendment Agreement dated July 1, 1993, and hereby incorporated by reference.

        10.4 License and Collaborative Research Agreement, dated February 1, 1994 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine, and hereby incorporated by reference.

        10.5      Amendment  Agreement,  dated March 21, 2002 between  Molecular
                  Geriatrics   Corporation  and  Albert   Einstein   College  of
                  Medicine, and hereby incorporated by reference.

        10.6 Second Amendment Agreement, dated September 21, 2002 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine, and hereby incorporated by reference.

        10.7 Consulting Agreements with Dr. Peter Davies, dated October 13, 1992, October 13, 1992, and January 31, 1994, and hereby incorporated by reference.

        10.8      Employment  Agreement,  dated April 1, 2000 between  Molecular
                  Geriatrics   Corporation  and  Bruce  N.  Barron,  and  hereby
                  incorporated by reference.

        10.9 Employment Agreement, dated April 1, 2000 between Molecular Geriatrics Corporation and John F. DeBernardis, and hereby incorporated by reference.

        10.10 Lease Agreement, dated November 22, 1996, along with First Amendment to Lease, dated May 2, 1997, and Lease Extension, dated March 18, 2002 between Molecular Geriatrics Corporation and Arthur J. Rogers & Co, and hereby incorporated by reference.

        10.11 Consulting Agreement with Prism Ventures LLC, dated September 10, 2002, and hereby incorporated by reference.

        10.12 Consulting Agreement with Equity Communications, LLC, dated June 20, 2003, along with amendment dated December 15, 2003. *

        21        Subsidiaries of the Company.  *


*   Exhibit filed herewith.

(b) Reports on Form 8-K filed by the Company during the last quarter covered by this Report.

     None for the last quarter covered by this Report. A report on Form 8-K was filed in February 2004 concerning the completion of a private placement.

         Number   Description
         ------   -----------

         4.1 Purchase Agreement, dated as of January 28, 2004, by and between the Registrant and Special Situations Private Equity Fund L.P., and hereby incorporated by reference.

         4.2 Form of Unit Purchase Agreement, and hereby incorporated by reference.

         4.3      Bridge  Loan  Holder  Consent,   and  hereby  incorporated  by
                  reference.

         4.4 Form of Registration rights Agreement, and hereby incorporated by reference.

         4.5      Form of Warrant, and hereby incorporated by reference.

         4.6      Placement Agent Warrant, and hereby incorporated by reference.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The following is a summary of the fees billed to us by KPMG LLP for professional services rendered for the fiscal years ended December 31, 2003 and 2002:

                                       Fiscal 2003       Fiscal 2002
         Fee Category                      Fees              Fees
         ------------------            -----------       -----------
         Audit Fees                     $  51,000         $  49,000
         Audit Related Fees                    --             2,120
         Tax Fees                              --                --
         All Other Fees                        --                --
                                        ---------         ---------
         Total Fees                     $  51,000         $  51,120
                                        =========         =========

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.