Form 10QSB
period 2004-03-31
APPLIED NEUROSOLUTIONS INC
filed 2004-05-17
CIK 872947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 2004

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number 001-13835

                          APPLIED NEUROSOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                  39-1661164
              --------                                  ----------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

             50 Lakeview Parkway, Suite 111, Vernon Hills, IL 60061
                    (Address of principal executive offices)

                                 (847) 573-8000
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   [X]         No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, $0.0025 par value - 90,641,812 shares outstanding as of May 14, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
                         QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2004

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


Item 2 - Management's Discussion and Analysis or Plan of Operation...........11

Item 3 - Controls and Procedures.............................................14



                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings...................................................15
Item 2 - Changes in Securities...............................................15
Item 3 - Defaults Upon Senior Securities.....................................15
Item 4 - Submission of Matters to a Vote of Security Holders.................15
Item 5 - Other Information...................................................15
Item 6 - Exhibits and Reports on Form 8-K....................................16



SIGNATURES...................................................................17

CERTIFICATIONS...............................................................18


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          APPLIED NEUROSOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                                                             MARCH 31,       DECEMBER 31,
                                                                               2004              2003
                                                                             -----------      -----------
                                                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents..........................................       $ 5,772,695      $    72,765
   Accounts receivable................................................            11,208           50,730
   Prepaids and other current assets..................................            64,807           52,709
                                                                             -----------      -----------
     Total current assets.............................................         5,848,710          176,204
                                                                             -----------      -----------
Property and equipment:
   Equipment and leaseholds...........................................         2,089,423        2,084,143
   Accumulated depreciation...........................................        (2,067,837)      (2,063,247)
                                                                             ------------     ------------
     Net property and equipment.......................................            21,586           20,896
                                                                             -----------      -----------

Other assets:
   Deposits...........................................................            15,493           15,133
  Deferred financing costs............................................                 -            6,458
                                                                             -----------      -----------
     Total other assets...............................................            15,493           21,591
                                                                             -----------      -----------

        Total assets..................................................       $ 5,885,789      $   218,691
                                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
Current liabilities:
   Accounts payable...................................................       $   370,882      $   301,308
   Loans payable (note 6).............................................                 -        2,673,991
   Capital lease payable, current portion.............................             2,857            3,736
   Deferred research agreement revenues...............................           275,000          275,000
   Accrued wages......................................................                 -          293,310
   Accrued collaborator payments......................................            54,850          253,667
   Accrued consultant fees............................................            74,500          235,100
   Other accrued expenses.............................................           125,611          330,313
                                                                             -----------      -----------
     Total current liabilities .......................................           903,700        4,366,425
                                                                             -----------      -----------
 Long-term liabilities:
  Capital lease payable, net of current portion.......................             5,596            5,596
  Common stock warrants (note 6)......................................         5,182,018                -
                                                                             -----------      -----------
     Total long term liabilities .....................................         5,187,614            5,596
                                                                             -----------      -----------

Stockholders' equity / (deficit):
   Preferred stock, $0.0025 par value; 5,000,000 shares authorized;
     none issued and outstanding                                                       -                -
   Common stock, $0.0025 par value; 200,000,000 shares authorized;
     90,665,106 and 47,724,392 issued shares; 90,641,812 and
     47,701,098 outstanding shares (note 6)...........................           226,605          119,253

   Treasury stock.....................................................           (10,614)         (10,614)

   Additional paid-in capital (note 6)................................        39,024,320       31,530,189
   Deficit accumulated during the development stage ..................       (39,445,836)     (35,792,158)
                                                                             -----------      -----------
   Total stockholders' equity / (deficit).............................         (205,525)       (4,153,330)
                                                                             -----------      -----------

        Total liabilities and stockholders' equity / (deficit)........       $ 5,885,789      $   218,691
                                                                             ===========      ===========

    See accompanying notes to consolidated financial statements.



                          APPLIED NEUROSOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                               PERIOD FROM
                                                                                              MARCH 14, 1992,
                                                                   THREE MONTHS ENDED         (INCEPTION) TO
                                                                        MARCH 31,                MARCH 31,
                                                                -------------------------       ----------
                                                                   2004             2003             2004
                                                                ----------     ----------       ----------
         Research agreement revenues.......................      $       -     $        -      $   500,000
         Grant revenues....................................              -              -          669,022
                                                                ----------     ----------       ----------
                Total revenues.............................              -              -        1,169,022
                                                                ----------     ----------       ----------

         Operating expenses:
            Research and development.......................        543,791        420,481       24,466,113
            General and administrative.....................        589,496        446,484        9,805,508
            Loss on impairment of intangible assets........              -              -          411,016
            Net writedown of leasehold improvements........              -              -        1,406,057
                                                                ----------     ----------       ----------
               Total operating expenses....................      1,133,287        866,965       36,088,694
                                                                ----------     ----------       ----------


         Operating loss ...................................     (1,133,287)     (866,965)      (34,919,672)
                                                                ----------     ----------       ----------

         Other (income) expense:
            Interest expense...............................         15,209         17,101          483,985
            Interest income................................         (5,946)             -         (710,685)
            Amortization of debt discount..................              -              -          272,837
            Beneficial conversion of debt to equity........              -              -          274,072
            Inducement of convertible debt.................              -              -        1,631,107
            Cost of fund raising activities (note 6).......         21,171              -           21,171
            Loss on extinguishment of debt (note 6)........      4,707,939              -        4,707,939
            Gain on derivative instrument, net (note 6)....     (2,217,982)             -       (2,217,982)
            Other (income) expense.........................              -              -           63,720
                                                                ----------     ----------       ----------
              Total other expense..........................      2,520,391         17,101        4,526,164
                                                                ----------     ----------       ----------

         Net loss..........................................     (3,653,678)      (884,066)     (39,445,836)

         Less:  Fair value of induced preferred stock
             conversion....................................              -              -       (1,866,620)
                                                                ----------     ----------       ----------

         Net loss attributable to common shareholders......    $(3,653,678)    $ (884,066)    $(41,312,456)
                                                                ==========     ==========     ============

         Basic and diluted loss per share:

            Net loss attributable to common shareholders
              per share....................................     $    (0.05)    $    (0.02)    $      (3.17)
                                                                ==========     ==========     ============

            Weighted average shares........................     76,328,241     47,701,098       13,032,272
                                                                ==========     ==========     ============

                         See accompanying notes to consolidated financial statements.


                          APPLIED NEUROSOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  THREE MONTHS ENDED           PERIOD FROM
                                                                        MARCH 31,             MARCH 14, 1992
                                                               --------------------------     (INCEPTION) TO
                                                                 2004            2003         MARCH 31, 2004
                                                               -----------    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $(3,653,678)    $ (884,066)    $(39,445,836)

Adjustments to reconcile net loss to
 net cash used in operating activities:
    Depreciation and amortization .........................          4,590          2,070        2,552,930
    Non-cash expense for equity compensation...............        352,131              -        2,297,170
    Non-cash (income) expense for equity
      compensation to employees and directors..............        (43,991)       263,943          786,846
    Non-cash interest expense..............................         14,844              -          105,046
    Amortization of deferred financing costs...............          6,458              -          111,000
    Non-cash expense for beneficial conversion of debt.....              -              -          274,072
    Non-cash expense for induced conversion of debt........              -              -        1,631,107
    Non-cash expense for loss on extinguishment of debt....      4,707,939              -        4,707,939
    Non-cash income for gain on derivative instrument, net.     (2,217,982)             -       (2,217,982)
    Amortization of intangible assets......................              -              -          328,812
    Loss on writedown of leasehold improvements............              -              -        1,406,057
    Loss on impairment of intangible assets ...............              -              -          411,016
    Gain on sale of equipment .............................              -              -             (250)
    Fund raising expense...................................         21,171              -           21,171
Changes in assets and liabilities:
    Accounts receivable....................................         39,522        204,865          192,082
    Prepaids and other assets..............................        (12,458)       (55,807)         (65,582)
    Accounts payable.......................................         69,574          1,944          467,486
    Deferred research reimbursement revenues...............              -              -          275,000
    Accrued wages..........................................       (293,310)             -                -
    Accrued collaborator payments..........................       (198,817)        84,016           54,850
    Accrued consultant fees................................       (160,600)         5,400           74,500
    Other accrued expenses.................................        (83,358)        47,502          277,762
                                                               -----------    -----------      -----------
Net cash used in operating activities .....................     (1,447,965)      (330,133)     (25,754,804)
                                                               -----------    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of investment securities ..................              -              -       (9,138,407)
    Redemption of investment securities....................              -              -        9,138,407
    Acquisition of intangible assets.......................              -              -         (339,829)
    Acquisition of equipment and leasehold improvements....         (5,280)          (225)      (3,966,436)
                                                               -----------    -----------      -----------
Net cash used in investing activities..................             (5,280)          (225)      (4,306,265)
                                                               -----------    -----------      -----------


                                                                  THREE MONTHS ENDED          PERIOD FROM
                                                                        MARCH 31,            MARCH 14, 1992
                                                               --------------------------    (INCEPTION) TO
                                                                  2004            2003       MARCH 31, 2004
                                                               -----------    -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of preferred stock..............              -              -       12,193,559
    Proceeds from issuance of units, net of issuance costs.      7,354,054              -       18,971,031
    Deferred financing costs incurred......................              -              -         (111,000)
    Advances from (repayments to) director and
      shareholders ........................................       (200,000)             -          120,000
    Principal payments under capital lease.................           (879)             -           (3,313)
    Proceeds from issuance of promissory loans payable.....              -        600,000        4,438,491
    Net proceeds of notes payable..........................              -              -                -
    Payments to repurchase common stock....................              -              -          (10,614)
    Payments received for employee stock purchase
    notes receivable.......................................              -              -          235,610
                                                               -----------    -----------      -----------
Net cash provided by financing activities..................      7,153,175        600,000       35,833,764
                                                               -----------    -----------      -----------

Net increase in cash.......................................      5,699,930        269,642        5,772,695

Cash at beginning of period................................         72,765        202,877                -
                                                               -----------    -----------      -----------

Cash at end of period......................................    $ 5,772,695    $   472,519      $ 5,772,695
                                                               ===========    ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest.....................................    $       365    $       145      $    40,597
                                                               ===========    ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES

Issuance of stock for prior services.......................    $         -    $         -      $ 4,149,521
                                                               ===========    ===========      ===========
Intangible assets acquired in exchange for stock...........    $         -    $         -      $   400,000
                                                               ===========    ===========      ===========
Equipment acquired under capital lease.....................    $         -    $    11,766      $    11,766
                                                               ===========    ===========      ===========

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

      The other wholly-owned operating subsidiary is Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs (the "Hemoxygenation technology"). The Company has suspended the operating activities of the Hemoxygenation technology and is in the process of consolidating the operations of its Hemoxymed Europe subsidiary into APNS and transferring all its assets to APNS.

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

      This transaction has been accounted for as a reverse merger in accordance with generally accepted accounting principles. For financial reporting purposes, APNS (formerly known as MGC) is continuing as the primary operating entity under the Company's new name, and its historical financial statements have replaced those of the Company. Thus, all financial information prior to the Merger date is the financial information of MGC only.

      The Company is subject to risks and uncertainties common to small cap biotech companies, including competition from larger, well capitalized entities; patent protection issues; availability of funding and government regulations.

NOTE 2. BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of APNS and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements of APNS contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

      Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

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

NOTE 3. STOCK OPTIONS

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS Nos. 123 and 148, as amended. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding awards in each period.

                                                Three months ended March 31,
                                                --------------------------
                                                   2004            2003
                                                -----------    -----------
Net loss, as reported                           ($3,653,678)     ($884,066)

Add: Stock-based employee compensation
 expense (income) included in reported net loss     (43,991)       263,943

Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards              58,586        103,605
                                                -----------    -----------

Net loss, pro forma                             ($3,756,255)     ($723,728)
                                                ===========    ===========

Net loss per share:

Basic and diluted, as reported                       ($0.05)        ($0.02)
                                                ===========    ===========

Basic and diluted, pro forma                         ($0.05)        ($0.02)
                                                ===========    ===========

      The weighted average estimated fair value of the options granted in 2003 was $0.09, based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.00%; an expected life of 4 years and volatility of 75%. No options were granted in 2004.

NOTE 4. NET LOSS PER SHARE

      Net loss per share is computed based upon the weighted average number of common shares outstanding during the period.

      Net loss per share is based on the weighted average number of common shares outstanding with potential equivalent shares from stock options and warrants excluded from the computation because their effect is antidilutive. The Company had 9,919,636 stock options and 52,142,904 warrants outstanding to issue common stock at March 31, 2004, and 4,582,636 stock options and 2,758,109 warrants outstanding to issue common stock at March 31, 2003.

NOTE 5. COLLABORATION AGREEMENTS

      Under the terms of various license and collaborative research agreements with Albert Einstein College of Medicine ("AECOM") the Company is obligated to make semi-annual maintenance payments and quarterly funding payments. In addition, the agreements call for royalty and revenue sharing agreements upon the sale and/or license of products or technology. In March 2002, the Company renegotiated various terms of the AECOM agreements, and issued to AECOM 1,097,324 (post merger) shares of Common Stock in exchange for relief of $500,000 of various collaboration payments due. In addition, the modified agreement reduced and restructured future maintenance and funding payments.

      The Company had a collaborative research agreement with the University of British Columbia ("UBC") through June 2003. The Company agreed to fund a project at UBC for $233,140, of which $51,470 was funded by a Foundation with no affiliation to the Company. Additionally, the Company was obligated to fund patent costs arising from the project. The Company has the rights to the technology developed through this research agreement and would be responsible for certain milestone payments to UBC upon advancement of the technology through the various stages of the FDA approval process. This agreement can be extended by mutual agreement. As of March 31, 2004, the agreement has not been extended. In addition, the Company has an ongoing option agreement on a license agreement with UBC that obligates the Company to cover certain patent costs associated with the technology covered by the license agreement, which are recognized as expense when incurred.

      The Company has consulting agreements with its founding scientist at AECOM, which have terms through January, 2006, but in some instances, may be terminated at an earlier date by the Company. The Company also had a consulting agreement with a European researcher with financial commitments through March 2003.

      The Company entered into a licensing agreement in November, 1999 with AECOM. The license agreement allows the Company to sell and sublicense specified antibodies for cancer applications. Proceeds from any sales and/or sublicenses will be divided among the parties based on conditions set forth in the agreement.

      Future minimum payments, as of March 31, 2004, under the above agreements are as follows:

      Year ending December 31,     Collaborations                Consulting
      ------------------------     --------------                ----------

            2004                      $200,000                      81,000
            2005                       375,000                     108,000
            2006                       425,000                       9,000
            2007                       475,000                           -
            2008                       500,000                           -
                                       -------                   ---------
            Total                   $1,975,000                    $198,000
                                    ==========                    ========

      The Company is obligated to pay AECOM $500,000 each year after 2008 that the Agreements are still in effect. In addition, the Company is obligated to pay AECOM a percentage of all revenues received from selling and/or licensing any aspects of the Alzheimer's disease ("AD") technology. The Company can terminate the Agreements at any time with sixty days written notice, but would be required to reimburse AECOM for any salary obligations undertaken by AECOM for the research projects covered by the Agreements for up to one year from the termination date.

NOTE 6.  FINANCING ACTIVITIES

      The Company completed an $8,000,000 private placement (net proceeds of $7,354,054) in February 2004. The private placement included accredited institutional investors and accredited individuals.

      The Company issued an aggregate of 32 million units priced at $0.25 per unit to investors. Each unit consists of one share of common stock of the Company and a five year warrant exercisable to purchase one share of common stock of the Company at an exercise price of $0.30. The warrants issued to investors are immediately exercisable.

      Pursuant to the terms of the Registration Rights Agreement entered into in connection with the transaction, within seven calendar days following the date that the Company files its Annual Report on Form 10-KSB, the Company was required to file, and did file, with the Securities and Exchange Commission (the "SEC") a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock underlying the warrants, including the common stock underlying the placement agents' warrants.

      The Registration Rights Agreement further provides that if a registration statement is not filed, or does not become effective, within 150 days from the closing date of the private placement, then in addition to any other rights the holders may have, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 1.5% per month of the aggregate purchase price paid by such holder in the private placement for the common stock and warrants then held, prorated daily. The registration statement was filed within the allowed time, however has not yet been declared effective by the SEC. The Company has not yet been required to pay any liquidated damages in connection with the filing of the registration.

      In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," the terms of the warrants and the transaction documents, the fair value of the warrants was accounted for as a liability, with an offsetting reduction to additional paid-in capital at the closing date (February 6, 2004). The warrant liability will be reclassified to equity when the registration statement becomes effective.

      The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of 5 years and volatility of 75%. The fair value of the warrants was estimated to be $8,754,068 on the closing date of the transaction. The difference between the fair value of the warrants of $8,754,068 and the gross proceeds from the offering was classified as a non-operating expense in the Company's statement of operations, and included in "Gain on derivative instrument, net". The fair value of the warrants was then re-measured at March 31, 2004 and estimated to be $5,782,018 with the decrease in fair value due to the decrease in the market value of the Company's common stock. The decrease in fair value of the warrants of $2,972,050 from the transaction date to March 31, 2004 was recorded as non-operating income in the Company's statement of operations, and included in "Gain on derivative instrument, net".

      The Company paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. The Company also incurred $85,946 in other legal and accounting fees. The Company also issued a five year warrant to purchase 3.2 million shares of common stock of the Company at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of 5 years and volatility of 75%. The Company allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, the Company initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in the Company's consolidated balance sheet. The Company further recorded $21,171 of amortization expenses from these issue costs as "Costs of fund raising activities" in the statement of operations.

      The adjustments required by EITF Issue No. 00-19 were triggered by the terms of the Company's agreements for the private placement it completed in February 2004, specifically related to the potential penalties if the Company did not timely register the common stock underlying the warrants issued in the transaction. The adjustments for EITF Issue No. 00-19 had no impact on the Company's working capital, liquidity, or business operations.

      All of the warrants issued in the transaction provide a call right in favor of the Company to the extent that the price per share of the Company's common stock exceeds $1.00 per share for 20 consecutive trading days, subject to certain circumstances. The Company cannot exercise this call right until the effective date of the registration statement.

      Concurrent with the closing of the private placement, bridge investors, who had made loans to the Company over the past 18 months, agreed to convert the $2,610,179 of loans and unpaid interest into units on substantially the same terms as the investors in the private placement. The conversion terms accepted by the bridge investors were substantially different than the initial conversion terms of the bridge loans. As a result, the Company accounted for the change in conversion terms as a substantial modification of terms in accordance with EITF Issue No. 96-19, "Debtor's Accounting and Modification on Exchange of Debt Instruments". As a result, the Company recorded a $4,707,939 loss on debt extinguishment in the current quarter for the difference between the carrying value of the bridge loans on the date the conversion terms were modified ($2,610,179) and the fair value of the equity issued under the new conversion terms ($7,318,118). Upon conversion, the Company issued the bridge investors 10,440,714 shares of common stock and 11,484,788 warrants to purchase shares of common stock on the same terms as the unit holders. The fair value of the common stock was computed as $4,176,286 based on the closing price of the Company's stock on February 6, 2004. The fair value of the warrants was determined to be $3,141,832 using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of 5 years and volatility of 75%. Upon conversion, the $7,318,118 adjusted value of the bridge loans was reclassified as $26,102 of common stock and $7,292,016 of additional paid-in-capital.

      The Company intends to utilize the net proceeds of $7,354,054 to fund pivotal clinical trials for its cerebrospinal fluid (CSF) based diagnostic test for Alzheimer's disease (AD), complete development of a serum-based diagnostic test for AD, accelerate its therapeutic program, and meet working capital needs through December 31, 2005.

NOTE 7.  OTHER EQUITY TRANSACTIONS

      The Company issued 200,000 warrants to consultants in January 2004, in lieu of compensation. Compensation expense related to the issuance of these warrants was $42,705, and included in general and administrative expense in 2004. These warrants have an exercise price of $0.20 per share, and expire in January 2009.

      The Company issued 400,000 shares of common stock and 400,000 warrants to consultants in February 2004, in lieu of compensation. Consulting expense related to the issuance of the shares of common stock was $160,000 in 2004 based on the closing price of the Company's stock on the date of issuance. Compensation expense related to the issuance of the warrants was $109,426, and included in general and administrative expense in 2004. These warrants have an exercise price of $0.30 per share, and expire in February 2009.

      The Company issued 100,000 shares of common stock to consultants in February 2004, in lieu of compensation. Consulting expense related to the issuance of the shares of common stock was $40,000, and included in general and administrative expense in 2004.

NOTE 8.  RESTRUCTURING ACTIVITIES

      During the first quarter of 2004, the Company initiated a strategic plan to consolidate certain operations in an attempt to control operating costs. Specifically, the Company has decided to relocate and consolidate its operations in France to its facility in Vernon Hills, Illinois. In conjunction with these activities, the Company incurred costs of $88,860 in the first quarter of 2004. These costs were comprised of $80,328 for the termination and severance of the Company's one French employee and $8,532 of miscellaneous facility shut down costs. These costs were recorded as research and development expenses in the Company's statement of operations. In addition, the Company terminated its month-to-month operating lease for its lab space in France. The lease cancellation did not impact the Company's financial statements. As of March 31, 2004, the Company had a liability remaining for these costs of $88,860, which is expected to be paid out within the next three months.

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

      The other wholly-owned operating subsidiary is Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs (the "Hemoxygenation technology"). The Company has suspended the operating activities of the Hemoxygenation technology and is in the process of consolidating the operations of its Hemoxymed Europe subsidiary into APNS and transferring all its assets to APNS.

      APNS has had a limited operating history characterized by operating losses, and expects to generate operating losses for the foreseeable future. As of March 31, 2004, the Company's accumulated deficit was approximately $40 million. The Company anticipates that it will continue to incur significant losses until successful commercialization of its technology generates sufficient net revenues to cover all of the costs of its operation.

      The Company's "critical accounting policies" are those that require application of management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. The Company has identified the following as its critical accounting policies: equity compensation, net deferred tax asset valuation allowance, and accounting for derivative financial instruments. For a discussion of these policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and "Note 6. Financing Activities" in this Form 10-QSB.

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

RESEARCH AND DEVELOPMENT

      Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, patent costs, laboratory supplies and overhead costs. Research and development expenses for the three-month period ended March 31, 2004 increased 29% or $123,310 from $420,481 for the three-month period ended March 31, 2003 to $543,791 for the three-month period ended March 31, 2004. Below is a summary of our research and development expenses:

                                            For the three months
                                              ended March 31,      Increase
           Expense                          2004          2003    (Decrease)
           -------                        ---------    ---------   ---------
Compensation, taxes and benefits          $ 187,201    $ 148,103   $  39,098
Research funding and consulting             165,253      190,489     (25,236)
French subsidiary expense                   184,383       40,914     143,469
Legal patent expense                         26,109       20,782       5,327
Variable accounting for stock options       (19,695)          --     (19,695)
Other research and development
 expenses, net of reimbursements                540       20,193     (19,653)
                                          ---------    ---------   ---------
Total Research and Development Expenses   $ 543,791    $ 420,481   $ 123,310
                                          =========    =========   =========

      This increase was primarily due to costs associated with the process of suspending and consolidating the business activities of our French subsidiary and an increase in compensation related costs due to an increase in our scientific headcount and general increases in benefits. The Company has certain equity instruments for which variable accounting is applied whereby additional compensation expense is recognized if the share price of the Company's common stock increases, which may be reversed if the price subsequently declines. Reducing research and development expenses in 2004, was a credit of $19,695 for variable accounting for stock options reflecting a reduction of the Company's stock price. We also had a decrease in research funding due to the end of the UBC research funding obligation and had an increase in reimbursements to help offset overhead costs.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the three-month period ended March 31, 2004 increased 32% or $143,012 from $446,484 for the three-month period ended March 31, 2003 to $589,496 for the three-month period ended March 31, 2004. Below is a summary of our general and administrative expenses:

                                            For the three months
                                               ended March 31,      Increase
          Expense                            2004         2003     (Decrease)
          -------                         ---------    ---------   ---------
Compensation, taxes and benefits          $ 129,733    $ 112,145   $  17,588
Consulting and professional fees            289,805       40,779     249,026
Rent, telephone and utilities                11,479       10,243       1,236
Variable accounting for stock options       (24,296)     263,943    (288,239)
Expense for warrants issued                 152,131           --     152,131
Other general and administrative expenses    30,644       19,374      11,270
                                          ---------    ---------   ---------
Total General and Administrative Expenses $ 589,496    $ 446,484   $ 143,012
                                          =========    =========   =========

      The Company has certain equity instruments for which variable accounting is applied whereby additional compensation expense is recognized if the share price of the Company's common stock increases, which may be reversed if the price subsequently declines. Included in general and administrative expense in 2003, was non-cash compensation expense of $263,943 for variable accounting for stock options compared to a reduction of non-cash compensation expense of $24,296 in 2004. This decrease was offset by an increase in business consulting expenses, including the expense for stock issued to business consultants, and professional fees and a charge for warrants issued to non-employees in 2004.

      Consulting and professional fees increased due to additional costs for financial and investor relations consultants. Included in consulting and professional fees is a $200,000 charge for common stock issued to these consultants.

OTHER (INCOME) EXPENSE

      Interest expense for the three-month period ended March 31, 2004 decreased by 11% or $1,892 from $17,101 for the three-month period ended March 31, 2003 to $15,209 for the three-month period ended March 31, 2004. This decrease was primarily due to the conversion of the convertible debt in conjunction with the closing of the Company's funding in February 2004. The Company had $5,946 of interest income for the three-month period ended March 31, 2004 from invested amounts received in connection with the closing of the funding in February 2004.

      The remaining items included in other (income) expense for the three-month period ended March 31, 2004 relate to fund raising expenses and other non-cash accounting consequences from the February 2004 private placement and the related bridge loan conversion. The accounting was required by Emerging Issues Task Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," due to the terms of the Company's agreements for the private placement it completed in February 2004, specifically related to the potential penalties if the Company did not timely register the common stock underlying the warrants issued in the transaction. The adjustments for EITF Issue No. 00-19 had no impact on the Company's working capital, liquidity, or business operations.

      The fair value of the warrants issued were estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of 5 years and volatility of 75%. The fair value of the warrants was estimated to be $8,754,068 on the closing date of the transaction. The difference between the fair value of the warrants of $8,754,068 and the gross proceeds from the offering was classified as a non-operating expense in the Company's statement of operations, and included in "Gain on derivative instrument, net". The fair value of the warrants was then re-measured at March 31, 2004 and estimated to be $5,782,018 with the decrease in fair value due to the decrease in the market value of the Company's common stock. The decrease in fair value of the warrants of $2,972,050 from the transaction date to March 31, 2004 was recorded as non-operating income in the Company's statement of operations, and included in "Gain on derivative instrument, net".

      The Company paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. The Company also incurred $85,946 in other legal and accounting fees. The Company also issued a five year warrant to purchase 3.2 million shares of common stock of the Company at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of 5 years and volatility of 75%. The Company allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, the Company initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in the Company's consolidated balance sheet. The Company further recorded $21,171 of amortization expenses from these issue costs as "Costs of fund raising activities" in the statement of operations.

      Concurrent with the closing of the private placement, bridge investors, who had made loans to the Company over the past 18 months, agreed to convert the $2,610,179 of loans and unpaid interest into units on substantially the same terms as the investors in the private placement. The conversion terms accepted by the bridge investors were substantially different than the initial conversion terms of the bridge loans. As a result, the Company accounted for the change in conversion terms as a substantial modification of terms in accordance with EITF Issue No. 96-19, "Debtor's Accounting and Modification on Exchange of Debt Instruments". As a result, the Company recorded a $4,707,939 loss on debt extinguishment in the current quarter for the difference between the carrying value of the bridge loans on the date the conversion terms were modified ($2,610,179) and the fair value of the equity issued under the new conversion terms ($7,318,118).

      The Company currently does not hedge foreign exchange transaction exposures. The Company's assets and liabilities denominated in foreign currencies are immaterial.

PLAN OF OPERATION

      As a result of the successful completion of the financing in February 2004, the strategic plan involves focusing Company resources, and establishing priorities, to maximize the return to the shareholders. In order to accomplish this objective, it is expected that the initial priority will be to focus on the projects in the pipeline that are closest to commercialization. Thus, our initial concentration will be on advancing the clinical and regulatory activities related to the ultimate commercialization of the CSF diagnostic to detect AD.

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

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2004, our cash and cash equivalents were $5,772,695. Our current operations consist of the continuation of the development of our Alzheimer's disease diagnostic and therapeutic programs. The Company's current cash inflows are through investor funding, primarily equity investments and convertible debt investments. The Company's current cash outflows are primarily expenditures for research and development activities and management and overhead costs.

      We used cash in operating activities of $1,447,965 for the three months ended March 31, 2004 versus cash used in operating activities of $330,133 for the three months ended March 31, 2003. This increase of $1,117,832 was comprised of higher cash outlays in 2004 primarily to reduce outstanding liabilities after the closing of our funding in February 2004.

      Net cash provided by financing activities was $7,153,175 for the three months ended March 31, 2004 versus cash provided by financing activities of $600,000 for the three months ended March 31, 2003. This increase was primarily due to additional funds raised in our funding in February 2004.

      Funds received in the February 2004 private placement are anticipated to be sufficient to fund operations through December 31, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      The Company completed an $8,000,000 private placement (net proceeds of $7,354,054) in February 2004. The private placement was offered and sold to accredited institutional and individual accrediated investors. The private placement was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

      The Company issued an aggregate of 32 million units priced at $0.25 per unit to investors. Each unit consists of one share of common stock of the Company and a five year warrant exercisable to purchase one share of common stock of the Company at an exercise price of $0.30. The warrants issued to investors are immediately exercisable.

      The Company also issued a five year warrant to purchase 3.2 million shares of common stock of the Company at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005.

      The Company intends to utilize the net proceeds of approximately $7.3 million to fund pivotal clinical trials for its cerebrospinal fluid (CSF) based diagnostic test for Alzheimer's disease (AD), complete development of a serum-based diagnostic test for AD, accelerate its therapeutic program, and meet working capital needs through December 31, 2005.

      The Company has filed a registration statement covering the resale of the shares of common stock issued to the investors and the bridge investors, the shares of common stock underlying the warrants issued to the investors and the bridge investors, and the shares of common stock underlying the warrants issued to the placement agent.

      The Company issued 200,000 warrents to consultants in January 2004, in lieu of compensation, for investor relations and business consulting. These warrants have an exercise price of $0.20 per share, and expire in January 2009. The Company's issuance of the warrants to these consultants was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

      The Company issued 400,000 shares of common stock and 400,000 warrants to consultants in February 2004, in lieu of compensation, for financial advisory and business consulting. These warrants have an exercise price of $0.30 per share, and expire in February 2009. The Company's issuance of the shares of stock and the warrants to these consultants was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

      The Company issued 100,000 shares of common stock to consultants in February 2004, in lieu of compensation, for financial advisory and business consulting. The Company's issuance of the shares of stock to these consultants was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A report on Form 8-K was filed in February 2004 concerning the completion of the private placement.

Number     Description
------     -----------

4.1 Purchase Agreement, dated as of January 28, 2004, by and between the Registrant and Special Situations Private Equity Fund L.P., filed as
            Exhibit 4.1 to the Company's Current Report on Form 8-K, SEC File No. 001-13835, filed on February 13, 2004 ("February 2004 8-K"), and hereby incorporated by reference.

4.2 Form of Unit Purchase Agreement, filed as Exhibit 4.2 to the February 2004 8-K, and hereby incorporated by reference.

4.3 Bridge Loan Holder Consent, filed as Exhibit 4.3 to the February 2004 8-K, and hereby incorporated by reference.

4.4 Form of Registration Rights Agreement, filed as Exhibit 4.4 to the February 2004 8-K, and hereby incorporated by reference.

4.5 Form of Warrant, filed as Exhibit 4.5 to the February 2004 8-K, and hereby incorporated by reference.

4.6 Placement Agent Warrant, filed as Exhibit 4.6 to the February 2004 8-K, and hereby incorporated by reference.

                                 SIGNATURE PAGE

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             APPLIED NEUROSOLUTIONS, INC.

Dated: May 14, 2004
                                             By: /s/ DAVID ELLISON
                                                ------------------------------
                                                Chief Financial Officer
                                                (Principal Financial
                                                and Accounting Officer)