Form 10QSB
period 2004-06-30
APPLIED NEUROSOLUTIONS INC
filed 2004-08-06
CIK 872947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 2004

                                       OR

      [] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number 001-13835

                          APPLIED NEUROSOLUTIONS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                   39-1661164
               --------                                   ----------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

             50 Lakeview Parkway, Suite 111, Vernon Hills, IL 60061
             ------------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, $0.0025 par value - 90,641,812 shares outstanding as of August 5, 2004.

Transitional Small Business Disclosure Format (check one):  Yes   [ ]    No [X]

                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
                         QUARTERLY REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2004

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


Item 2 - Management's Discussion and Analysis or Plan of Operation...........11

Item 3 - Controls and Procedures.............................................18



                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings...................................................18
Item 2 - Changes in Securities...............................................18
Item 3 - Defaults Upon Senior Securities.....................................18
Item 4 - Submission of Matters to a Vote of Security Holders.................18
Item 5 - Other Information...................................................18
Item 6 - Exhibits and Reports on Form 8-K....................................18



SIGNATURES...................................................................19

CERTIFICATIONS...............................................................20


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,       December 31,
                                                                          2004            2003
                                                                      ------------    ------------
                                                                      (unaudited)
Assets

Current assets:
   Cash and cash equivalents ......................................   $  4,948,211    $     72,765
   Accounts receivable ............................................          8,305          50,730
   Prepaids and other current assets ..............................         21,188          52,709
                                                                      ------------    ------------
     Total current assets .........................................      4,977,704         176,204
                                                                      ------------    ------------
Property and equipment:
   Equipment and leaseholds .......................................      2,096,324       2,084,143
   Accumulated depreciation .......................................     (2,072,427)     (2,063,247)
                                                                      ------------    ------------
     Net property and equipment ...................................         23,897          20,896
                                                                      ------------    ------------

Other assets:
   Deposits .......................................................         15,493          15,133
  Deferred financing costs ........................................             --           6,458
                                                                      ------------    ------------
     Total other assets ...........................................         15,493          21,591
                                                                      ------------    ------------

        Total assets ..............................................   $  5,017,094    $    218,691
                                                                      ============    ============

Liabilities and Stockholders' Equity / (Deficit)
Current liabilities:
   Accounts payable ...............................................   $    209,946    $    301,308
   Loans payable (note 6) .........................................             --       2,673,991
   Capital lease payable, current portion .........................          3,736           3,736
   Deferred research agreement revenues ...........................         25,000         275,000
   Accrued wages ..................................................             --         293,310
   Accrued collaborator payments ..................................         54,850         253,667
   Accrued consultant fees ........................................         68,500         235,100
   Other accrued expenses .........................................        114,233         330,313
                                                                      ------------    ------------
     Total current liabilities ....................................        476,265       4,366,425
                                                                      ------------    ------------
 Long-term liabilities:
  Capital lease payable, net of current portion ...................          3,802           5,596
  Common stock warrants (note 6) ..................................      3,009,830              --
                                                                      ------------    ------------
     Total long term liabilities ..................................      3,013,632           5,596
                                                                      ------------    ------------

Stockholders' equity / (deficit):
   Preferred stock, $0.0025 par value; 5,000,000 shares authorized;
     none issued and outstanding ..................................             --              --
   Common stock, $0.0025 par value; 200,000,000 shares authorized;
     90,665,106 and 47,724,392 issued shares; 90,641,812 and
     47,701,098 outstanding shares (note 6) .......................        226,605         119,253

   Treasury stock .................................................        (10,614)        (10,614)

   Additional paid-in capital (note 6) ............................     38,702,130      31,530,189
   Deficit accumulated during the development stage ...............    (37,390,924)    (35,792,158)
                                                                      ------------    ------------
   Total stockholders' equity / (deficit) .........................      1,527,197      (4,153,330)
                                                                      ------------    ------------

        Total liabilities and stockholders' equity / (deficit) ....   $  5,017,094    $    218,691
                                                                      ============    ============

    See accompanying notes to consolidated financial statements.



                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                                                                Period from
                                                                                                              March 14, 1992,
                                                    Three Months Ended               Six Months Ended          (inception) to
                                                          June 30,                       June 30,                 June 30,
                                                     2004           2003            2004            2003            2004
                                                 ------------    ------------    ------------    ------------    ------------

Research agreement revenues ..................   $    250,000    $         --    $    250,000    $         --    $    750,000
Grant revenues ...............................             --              --              --              --         669,022
                                                 ------------    ------------    ------------    ------------    ------------
       Total revenues ........................        250,000              --         250,000              --       1,419,022
                                                 ------------    ------------    ------------    ------------    ------------
Operating expenses:
   Research and development ..................        248,595         337,259         766,305         853,550      24,747,711
   General and administrative ................        128,838         110,770         744,415         459,900       9,901,343
   Loss on impairment of intangible assets ...             --              --              --              --         411,016
   Net writedown of leasehold improvements ...             --              --              --              --       1,406,057
                                                 ------------    ------------    ------------    ------------    ------------
      Total operating expenses ...............        377,433         448,029       1,510,720       1,313,450      36,466,127
                                                 ------------    ------------    ------------    ------------    ------------

Operating loss ...............................       (127,433)       (448,029)     (1,260,720)     (1,313,450)    (35,047,105)
                                                 ------------    ------------    ------------    ------------    ------------

Other (income) expense:
   Interest expense ..........................            329          89,639          15,537         106,740         484,314
   Interest income ...........................        (10,486)           (277)        (16,431)           (277)       (721,171)
   Amortization of debt discount .............             --              --              --              --         272,837
   Beneficial conversion of debt to equity ...             --              --              --              --         274,072
   Inducement of convertible debt ............             --              --              --              --       1,631,107
   Cost of fund raising activities (note 6) ..         31,058              --          52,229              --          52,229
   Loss on extinguishment of debt (note 6) ...             --              --       4,707,939              --       4,707,939
   Gain on derivative instrument, net (note 6)     (2,203,246)             --      (4,421,228)             --      (4,421,228)
   Other (income) expense ....................             --              --              --              --          63,720
                                                 ------------    ------------    ------------    ------------    ------------
     Total other (income) expense ............     (2,182,345)         89,362         338,046         106,463       2,343,819
                                                 ------------    ------------    ------------    ------------    ------------

Net income (loss) ............................      2,054,912        (537,391)     (1,598,766)     (1,419,913)    (37,390,924)
Less:  Fair value of induced preferred stock
    conversion ...............................             --              --              --              --      (1,866,620)
                                                 ------------    ------------    ------------    ------------    ------------

Net income (loss) attributable to common
     shareholders ............................   $  2,054,912      $ (537,391)   $ (1,598,760)   $ (1,419,913)   $(39,257,544)
                                                 ============    ============    ============    ============    ============

Basic and diluted income (loss) per share:

   Net income (loss) attributable to common
     shareholders per share - basic ..........   $       0.02    ($      0.01)   ($      0.02)   ($      0.03)   ($      2.69)
                                                 ============    ============    ============    ============    ============
   Net income (loss) attributable to common
     shareholders per share - diluted ........   $       0.02    ($      0.01)   ($      0.02)   ($      0.03)   ($      2.69)
                                                 ============    ============    ============    ============    ============

   Weighted average shares - basic ...........     90,641,812      47,701,098      83,485,027      47,701,098      14,605,438
                                                 ============    ============    ============    ============    ============
   Weighted average shares - diluted .........     95,785,906      47,701,098      83,485,027      47,701,098      14,605,438
                                                 ============    ============    ============    ============    ============

See accompanying notes to consolidated financial statements.




                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          Six Months Ended          Period from
                                                             June 30,              March 14, 1992
                                                    ----------------------------   (inception) to
                                                        2004            2003       June 30, 2004
                                                    ------------    ------------    ------------
Cash flows from operating activities
Net loss ........................................   $ (1,598,766)   $ (1,419,913)   $(37,390,924)
Adjustments to reconcile net loss
 to net cash used in operating activities:

    Depreciation and amortization ...............          9,180           4,140       2,557,520
    Non-cash expense for equity compensation ....        352,131              --       2,297,170
    Non-cash (income) expense for equity
        compensation to employees and directors .       (366,177)        131,972         464,660
    Non-cash interest expense ...................         14,844              --         105,046
    Amortization of deferred financing costs ....          6,458          64,750         111,000
    Non-cash expense for beneficial conversion of
        debt ....................................             --              --         274,072
    Non-cash expense for induced conversion of
        debt ....................................             --              --       1,631,107
    Non-cash expense for loss on extinguishments
         of debt ................................      4,707,939              --       4,707,939
    Non-cash income for gain on derivative
         instrument, net ........................     (4,421,228)             --      (4,421,228)
    Amortization of intangible assets ...........             --              --         328,812
    Loss on writedown of leasehold improvements .             --              --       1,406,057
    Loss on impairment of intangible assets .....             --              --         411,016
    Gain on sale of equipment ...................             --              --            (250)
    Fund raising expense ........................         52,229              --          52,229

Changes in assets and liabilities:
    Accounts receivable .........................         42,425         204,245         194,985
    Prepaids and other assets ...................         31,161          18,692         (21,963)
    Accounts payable ............................        (91,362)            818         306,550
    Deferred research reimbursement revenues ....       (250,000)             --          25,000
    Accrued wages ...............................       (293,310)             --              --
    Accrued collaborator payments ...............       (198,817)        116,747          54,850
    Accrued consultant fees .....................       (166,600)         10,800          68,500
    Other accrued expenses ......................        (94,740)         99,307         266,380
                                                    ------------    ------------    ------------
Net cash used in operating activities ...........     (2,264,633)       (768,442)    (26,571,472)
                                                    ------------    ------------    ------------

Cash flows from investing activities
    Acquisition of investment securities ........             --              --      (9,138,407)
    Redemption of investment securities .........             --              --       9,138,407
    Acquisition of intangible assets ............             --              --        (339,829)
    Acquisition of equipment and leasehold
        improvements ............................        (12,181)           (225)     (3,973,337)
                                                    ------------    ------------    ------------
Net cash used in investing activities ...........        (12,181)           (225)     (4,313,166)
                                                    ------------    ------------    ------------


                                                          Six Months Ended          Period from
                                                               June 30,            March 14, 1992
                                                    ----------------------------   (inception) to
                                                        2004            2003        June 30, 2004
                                                    ------------    ------------    ------------

Cash flows from financing activities
    Proceeds from issuance of preferred stock ...             --              --      12,193,559
    Proceeds from issuance of
     units, net of issuance costs ...............      7,354,054              --      18,971,031
    Deferred financing costs incurred ...........             --        (111,000)       (111,000)
    Advances from (repayments to) director and
      shareholders ..............................       (200,000)             --         120,000
    Principal payments under capital lease ......         (1,794)           (779)         (4,228)
    Proceeds from issuance of promissory loans
      payable ...................................             --         700,000       4,438,491
    Payments to repurchase common stock .........             --              --         (10,614)
    Payments received for employee stock purchase
      notes receivable ..........................             --              --         235,610
                                                    ------------    ------------    ------------
Net cash provided by financing activities .......      7,152,260         588,221      35,832,849
                                                    ------------    ------------    ------------
Net increase (decrease) in cash .................      4,875,446        (180,446)      4,948,211

Cash at beginning of period .....................         72,765         202,877              --
                                                    ------------    ------------    ------------

Cash at end of period ...........................   $  4,948,211    $     22,431    $  4,948,211
                                                    ============    ============    ============

Supplemental cash flow information
Cash paid for interest ..........................   $        693    $        464    $     40,925
                                                    ============    ============    ============

Supplemental disclosure of non-cash investing and financing activities

Issuance of stock for prior services ............   $         --    $         --    $  4,149,521
                                                    ============    ============    ============
Intangible assets acquired in exchange for stock    $         --    $         --    $    400,000
                                                    ============    ============    ============
Equipment acquired under capital lease ..........   $         --    $     11,766    $     11,766
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

      On September 10, 2002, the Company established a strategic alliance through the closing of its merger (the "Merger") with MGC. Under the terms of the Merger, the Company acquired all of MGC's outstanding common stock, options and warrants from MGC holders in exchange for the Company's issuance and delivery to MGC shareholders, option holders and warrant holders of new, unregistered shares of the Company's common stock plus options and warrants to purchase shares of the Company's common stock. Immediately following the closing, the former Company and former MGC holders each owned approximately 50%, on a fully diluted basis. The Merger Agreement further provided that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies.

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

NOTE 3. STOCK OPTIONS

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS Nos. 123 and 148, as amended. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding awards in each period.


                                            Three months ended June 30,    Six months ended June 30,
                                                 2004         2003           2004           2003
                                              -----------   ---------    -----------    -------------

Net income (loss), as reported                $ 2,054,912   ($537,391)   ($1,598,766)   ($  1,419,913)

Add: Stock-based employee compensation
expense (income) included in reported net
income (loss)                                    (322,186)   (131,972)      (366,177)         131,972

Deduct:  Total stock-based employee
compensation  expense determined under fair
value based method for all awards                  58,586     103,605        117,172          207,210
                                              -----------   ---------    -----------    -------------
Net income (loss), pro forma                  $ 1,674,140   ($772,968)   ($2,082,115)   ($  1,495,151)
                                              ===========   =========    ===========    =============

Net income (loss) per share:

Basic, as reported                            $      0.02      ($0.01)        ($0.02)          ($0.03)
                                              ===========   =========    ===========    =============

Basic, pro forma                              $      0.02      ($0.02)        ($0.02)          ($0.03)
                                              ===========   =========    ===========    =============

Diluted, as reported                          $      0.02     ($ 0.01)        ($0.02)          ($0.03)
                                              ===========   =========    ===========    =============

Diluted, pro forma                            $      0.02      ($0.02)        ($0.02)          ($0.03)
                                              ===========   =========    ===========    =============


      The weighted average estimated fair value of the options granted in 2003 was $0.09, based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.00%; an expected life of 4 years and volatility of 75%. No options were granted in 2004.

NOTE 4. NET INCOME & NET LOSS PER SHARE

      Basic earnings and loss per share of common stock is computed based upon the weighted average number of common shares outstanding during the period.

      Diluted earnings per share amounts reflect the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have a dilutive effect on earnings per share.

      Net loss per share is based on the weighted average number of common shares outstanding with potential equivalent shares from stock options and warrants excluded from the computation because their effect is antidilutive. The Company had 9,919,636 stock options and 52,142,904 warrants outstanding to issue common stock at June 30, 2004, and 4,582,636 stock options and 2,758,109 warrants outstanding to issue common stock at June 30, 2003. As of and for the three months ended June 30, 2004, securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include stock options to purchase 183,584 shares of common stock and warrants to purchase 47,084,795 shares of common stock.

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

      The Company had a collaborative research agreement with the University of British Columbia ("UBC") through June 2003. The Company agreed to fund a project at UBC for $233,140, of which $51,470 was funded by a Foundation with no affiliation to the Company. Additionally, the Company was obligated to fund patent costs arising from the project. The Company has the rights to the technology developed through this research agreement and would be responsible for certain milestone payments to UBC upon advancement of the technology through the various stages of the FDA approval process. This agreement can be extended by mutual agreement. As of June 30, 2004, the agreement has not been extended.

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

      Future minimum payments, as of June 30, 2004, under the above agreements are as follows:

      Year ending December 31,        Collaborations                 Consulting
                                      --------------                 -----------
            2004                           $162,500                     $54,000
            2005                            375,000                     108,000
            2006                            425,000                       9,000
            2007                            475,000                           -
            2008                            500,000                           -
                                         ----------                   ---------
            Total                        $1,937,500                    $171,000
                                         ==========                    ========

      The Company is obligated to pay AECOM $500,000 for each year after 2008 that the agreements are still in effect. In addition, the Company is obligated to pay AECOM a percentage of all revenues received from selling and/or licensing any aspects of the Alzheimer's disease ("AD") technology. The Company can terminate any of the agreements at any time with sixty days written notice, but would be required to reimburse AECOM for any salary obligations undertaken by AECOM for the research projects covered by the Agreements for up to one year from the termination date.

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

      The Registration Rights Agreement further provides that if a registration statement is not filed, or does not become effective, within 150 days from the closing date of the private placement, then in addition to any other rights the holders may have, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 1.5% per month of the aggregate purchase price paid by such holder in the private placement for the common stock and warrants then held, prorated daily. The registration statement was filed within the allowed time, however it was declared effective July 28, 2004, resulting in the Company incurring certain liquidated damages in accordance with the terms of the private placement.

      In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," the terms of the warrants and the transaction documents, the fair value of the warrants was accounted for as a liability, with an offsetting reduction to additional paid-in capital at the closing date (February 6, 2004). The warrant liability, net of the liquidated damages, was reclassified to equity on July 28, 2004, when the registration statement became effective.

      The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of 5 years and volatility of 75%. The fair value of the warrants was estimated to be $8,754,068 on the closing date of the transaction. The difference between the fair value of the warrants of $8,754,068 and the gross proceeds from the offering was classified as a non-operating expense in the Company's statement of operations, and included in "Gain on derivative instrument, net". The fair value of the warrants was then re-measured at March 31, 2004 and June 30, 2004 and estimated to be $3,578,772 at June 30, 2004, with the decrease in fair value since February 6, 2004, due to the decrease in the market value of the Company's common stock. The decrease in fair value of the warrants of $5,175,296 from the transaction date to June 30, 2004 was recorded as non-operating income in the Company's statement of operations, and included in "Gain on derivative instrument, net".

      The Company paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. The Company also incurred $85,946 in other legal and accounting fees. The Company also issued a five-year warrant to purchase 3.2 million shares of common stock of the Company at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of 5 years and volatility of 75%. The Company allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, the Company initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in the Company's consolidated balance sheet. The Company further recorded $52,229 of amortization expenses from these issue costs as "Costs of fund raising activities" in the statement of operations for the six months ended June 30, 2004.

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

      Concurrent with the closing of the private placement, bridge investors, who had made loans to the Company over the past 18 months, agreed to convert the $2,610,179 of loans and unpaid interest into units on substantially the same terms as the investors in the private placement. The conversion terms accepted by the bridge investors were substantially different than the initial conversion terms of the bridge loans. As a result, the Company accounted for the change in conversion terms as a substantial modification of terms in accordance with EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments". As a result, the Company recorded a $4,707,939 loss on debt extinguishment in the three month period ended March 31, 2004 for the difference between the carrying value of the bridge loans on the date the conversion terms were modified ($2,610,179) and the fair value of the equity issued under the new conversion terms ($7,318,118). Upon conversion, the Company issued the bridge investors 10,440,714 shares of common stock and 11,484,788 warrants to purchase shares of common stock on the same terms as the unit holders. The fair value of the common stock was computed as $4,176,286 based on the closing price of the Company's stock on February 6, 2004. The fair value of the warrants was determined to be $3,141,832 using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of 5 years and volatility of 75%. Upon conversion, the $7,318,118 adjusted value of the bridge loans was reclassified as $26,102 of common stock and $7,292,016 of additional paid-in-capital.

      The Company intends to utilize the net proceeds of $7,354,054 to fund pivotal clinical trials for its cerebrospinal fluid (CSF) based diagnostic test for Alzheimer's disease (AD), complete development of a serum-based diagnostic test for AD, accelerate its therapeutic program, and meet working capital needs through December 31, 2005.

NOTE 7.  OTHER EQUITY TRANSACTIONS

      The Company issued 200,000 warrants to consultants in January 2004, in lieu of compensation, for investor relations and business consulting services and included the value of such warrants, $42,705, in general and administrative expenses for the three months ended March 31, 2004. These warrants have an exercise price of $0.20 per share, and expire in January 2009.

      The Company issued 400,000 shares of common stock and 400,000 warrants to consultants in February 2004, in lieu of compensation, for financial advisory and business consulting services valued at $269,426. Consulting expense related to the issuance of the shares of common stock was $160,000 in 2004 based on the closing price of the Company's stock on the date of issuance. Compensation expense related to the issuance of the warrants was $109,426, and included in general and administrative expense for the three months ended March 31, 2004. These warrants have an exercise price of $0.30 per share, and expire in February 2009.

      The Company issued 100,000 shares of common stock to consultants in February 2004, in lieu of compensation, for financial advisory and business consulting services valued at $40,000. This amount was included in general and administrative expense for the three months ended March 31, 2004.

NOTE 8.  RESTRUCTURING ACTIVITIES

      During the first quarter of 2004, the Company initiated a strategic plan to consolidate certain operations in an attempt to control operating costs. Specifically, the Company has decided to relocate and consolidate its operations in France to its facility in Vernon Hills, Illinois. In conjunction with these activities, the Company incurred costs of $88,860 in the first quarter of 2004. These costs were comprised of $80,328 for the termination and severance of the Company's one French employee and $8,532 of miscellaneous facility shut down costs. These costs were recorded as research and development expenses in the
Company's statement of operations. In addition, the Company terminated its month-to-month operating lease for its lab space in France. The lease cancellation did not impact the Company's financial statements. As of June 30, 2004, the Company had a liability remaining for these costs of approximately $15,000, which is expected to be paid out within the next three months.

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

      APNS has had a limited operating history characterized by operating losses, and expects to generate operating losses for the foreseeable future. As of June 30, 2004, the Company's accumulated deficit was approximately $37 million. The Company anticipates that it will continue to incur significant losses until successful commercialization of its technology generates sufficient net revenues to cover all of the costs of its operation.

      The Company's "critical accounting policies and estimates" are those that require application of management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. The Company has identified the following as its critical accounting policies and estimates: equity compensation, net deferred tax asset valuation allowance, and accounting for derivative financial instruments. For a discussion of these policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and "Note 6. Financing Activities" in this Form 10-QSB.

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

REVENUES

      Revenues of $250,000 were recognized in the three-month period ended June 30, 2004. No revenues were recognized in the three-month period ended June 30, 2003. The revenues are a result of a research reimbursement agreement completed during the period.

RESEARCH AND DEVELOPMENT

      Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the three-month period ended June 30, 2004 decreased 26% or $88,664 from $337,259 for the three-month period ended June 30, 2003 to $248,595 for the three-month period ended June 30, 2004. Below is a summary of our research and development expenses:


                                                                  For the three months
                                                                     ended June 30,        Increase
              Expense                                              2004          2003     (Decrease)
              -------                                            ---------    ---------    ---------

Compensation, taxes and benefits                                 $ 192,081    $ 162,423    $  29,658
Research funding and consulting                                    127,250      162,655      (35,405)
French subsidiary expense                                           18,741       39,971      (21,230)
Variable accounting for stock options                             (144,242)     (59,083)     (85,159)
Other research and development expenses, net of reimbursements      54,765       31,293       23,472
                                                                 ---------    ---------    ---------
Total research and development expenses                          $ 248,595    $ 337,259    ($ 88,664)
                                                                 =========    =========    =========

      This decrease was primarily due to costs associated with variable accounting for stock options. The Company has certain equity instruments for which variable accounting is applied whereby additional compensation expense is recognized if the share price of the Company's common stock increases, which may be reversed if the price subsequently declines. Reducing research and development expenses in 2004 was income of $144,242 for variable accounting for stock options reflecting a reduction of the Company's stock price, compared to income of $59,083 in 2003. We also had a decrease in research funding due to the end of the UBC research funding obligation in 2003 and had a decrease in funding our French subsidiary as its activities were minimal in the second quarter of 2004. This decrease was partially offset by an increase in compensation related costs and overhead due to higher scientific headcount and general increases in compensation and related benefits and overhead increases due to the higher scientific headcount.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the three-month period ended June 30, 2004 increased 16% or $18,068 from $110,770 for the three-month period ended June 30, 2003 to $128,838 for the three-month period ended June 30, 2004. Below is a summary of our general and administrative expenses:

                                              For the three months
                                                 ended June 30,        Increase
              Expense                         2004          2003      (Decrease)
              -------                       ---------    ---------    ---------

Compensation, taxes and benefits            $ 137,516    $ 112,675    $  24,841
Consulting and professional fees              141,238       42,078       99,160
Variable accounting for stock options        (177,944)     (72,888)    (105,056)
Other general and administrative expenses      28,028       28,905         (877)
                                            ---------    ---------    ---------
Total general and administrative expenses   $ 128,838    $ 110,770    $  18,068
                                            =========    =========    =========

      This increase was due primarily to an increase in consulting and professional fees due to ongoing consulting relationships for investor relations and marketing entered into in the second half of 2003 and legal and accounting fees due to additional work on regulatory filings. Compensation and related benefits increased due to wage increases and health insurance rate increases. This increase was partially offset by a decrease due to income for variable accounting for stock options. The Company has certain equity instruments for which variable accounting is applied whereby additional compensation expense is recognized if the share price of the Company's common stock increases, which may be reversed if the price subsequently declines. Reducing general and administrative expenses in 2004 was income of $177,944 for variable accounting for stock options reflecting a reduction of the Company's stock price, compared to income of $72,888 in 2003.

OTHER (INCOME) EXPENSE

      Interest expense for the three-month period ended June 30, 2004 decreased by 100% or $89,310 from $89,639 for the three-month period ended June 30, 2003 to $329 for the three-month period ended June 30, 2004. This decrease was primarily due to the conversion of the convertible debt in conjunction with the closing of the Company's funding in February 2004. The Company had $10,486 of interest income for the three-month period ended June 30, 2004 from invested amounts received in connection with the closing of the funding in February 2004.

      The remaining items included in other (income) expense for the three-month period ended June 30, 2004 relate to fund raising expenses and other non-cash accounting consequences from the February 2004 private placement and the related bridge loan conversion. The accounting was required by Emerging Issues Task
Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," due to the terms of the Company's agreements for the private placement it completed in February 2004, specifically related to the potential penalties if the Company did not timely register the common stock underlying the warrants issued in the transaction, which had not occurred as of June 30, 3004. The adjustments for EITF Issue No. 00-19 had no impact on the Company's working capital, liquidity, or business operations.

      The fair value of the warrants issued were estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. The fair value of the warrants was estimated to be $8,754,068 on the closing date of the transaction. The difference between the fair value of the warrants of $8,754,068 and the gross proceeds from the offering was classified as a non-operating expense in the Company's statement of operations in the first quarter of 2004, and included in "Gain on derivative instrument, net". The fair value of the warrants was then re-measured at March 31, 2004 and June 30, 2004 and estimated to be $3,578,772 at June 30, 2004 with the decrease in fair value due to the decrease in the market value of the Company's common stock. The decrease in fair value of the warrants of $2,203,246 from March 31, 2004 to June 30, 2004 was recorded as non-operating income in the Company's statement of operations, and included in "Gain on derivative instrument, net". The Company paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. The Company also incurred $85,946 in other legal and accounting fees. The Company also issued a five-year warrant to purchase 3.2 million shares of common stock of the Company at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. The Company allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, the Company initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in the Company's consolidated balance sheet. The Company further recorded $31,058 of amortization expenses from these issue costs as "Costs of fund raising activities" in the statement of operations.

RESULTS OF OPERATIONS - THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

REVENUES

      Revenues of $250,000 were recognized in the six-month period ended June 30, 2004. No revenues were recognized in the six-month period ended June 30, 2003. The revenues are a result of a research reimbursement agreement completed during the period.

RESEARCH AND DEVELOPMENT

      Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the six-month period ended June 30, 2004 decreased 10% or $87,245 from $853,550 for the six-month period ended June 30, 2003 to $766,305 for the six-month period ended June 30, 2004. Below is a summary of our research and development expenses:


                                                                   For the six months
                                                                     ended June 30,      Increase
                     Expense                                       2004          2003     (Decrease)
                     -------                                     ---------    ---------   ---------

Compensation, taxes and benefits                                 $ 385,022    $ 325,424   $  59,598
Research funding and consulting                                    256,390      330,710     (74,320)
French subsidiary expense                                          203,124       80,885     122,239
Variable accounting for stock options                             (163,937)      59,084    (223,021)
Other research and development expenses, net of reimbursements      85,706       57,447      28,259
                                                                 ---------    ---------   ---------
Total research and development expenses                          $ 766,305    $ 853,550   ($ 87,245)
                                                                 =========    =========   =========

      This decrease was due to a number of factors. The Company has certain equity instruments for which variable accounting is applied whereby additional compensation expense is recognized if the share price of the Company's common stock increases, which may be reversed if the price subsequently declines. Reducing research and development expenses in 2004 was income of $163,937 for variable accounting for stock options reflecting a reduction of the Company's stock price, compared to an expense of $59,084 in 2003. We also had a decrease in research funding due to the end of the UBC research funding obligation in 2003. This decrease was primarily offset by costs associated with the process of suspending and consolidating the business activities of our French subsidiary and an increase in compensation related costs due to an increase in our scientific headcount and general increases in benefits and overhead costs.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the six-month period ended June 30, 2004 increased 62% or $284,515 from $459,900 for the six-month period ended June 30, 2003 to $744,415 for the six-month period ended June 30, 2004. Below is a summary of our general and administrative expenses:

                                               For the six months
                                                 ended June 30,       Increase
         Expense                              2004         2003      (Decrease)
         -------                            ---------    ---------   ---------

Compensation, taxes and benefits            $ 267,220    $ 224,820   $  42,400
Consulting and professional fees              460,453      103,638     356,815
Variable accounting for stock options        (202,240)      72,888    (275,128)
Expense for warrants issued                   152,131           --     152,131
Other general and administrative expenses      66,851       58,554       8,297
                                            ---------    ---------   ---------
Total general and administrative expenses   $ 744,415    $ 459,900   $ 284,515
                                            =========    =========   =========

      This increase was due primarily to an increase in consulting and professional fees due to ongoing consulting relationships for investor relations and marketing entered into in the second half of 2003 and legal and accounting fees due to additional work on regulatory filings. Included in consulting and professional fees is a $200,000 charge for common stock issued to certain consultants. In addition, certain consultants were issued warrants for which an expense of $152,131 was recorded. Compensation and related benefits increased due to wage increases and health insurance rate increases. This increase was partially offset by a decrease due to the credits for variable accounting for stock options. The Company has certain equity instruments for which variable accounting is applied whereby additional compensation expense is recognized if the share price of the Company's common stock increases, which may be reversed if the price subsequently declines. Reducing general and administrative expenses in 2004 was income of $202,240 for variable accounting for stock options reflecting a reduction of the Company's stock price, compared to an expense of $72,888 in 2003.

OTHER (INCOME) EXPENSE

      Interest expense for the six-month period ended June 30, 2004 decreased by 85% or $91,203 from $106,740 for the six-month period ended June 30, 2003 to $15,537 for the six-month period ended June 30, 2004. This decrease was primarily due to the conversion of the convertible debt in conjunction with the closing of the Company's funding in February 2004. The Company had $16,431 of interest income for the six-month period ended June 30, 2004 from invested amounts received in connection with the closing of the funding in February 2004.

      The remaining items included in other (income) expense for the six-month period ended June 30, 2004 relate to fund raising expenses and other non-cash accounting consequences from the February 2004 private placement and the related bridge loan conversion. The accounting was required by Emerging Issues Task
Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," due to the terms of the Company's agreements for the private placement it completed in February 2004, specifically related to the potential penalties if the Company did not timely register the common stock underlying the warrants issued in the transaction, which had not occurred as of June 30, 2004. The adjustments for EITF Issue No. 00-19 had no impact on the Company's working capital, liquidity, or business operations.

      The fair value of the warrants issued were estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. The fair value of the warrants was estimated to be $8,754,068 on the closing date of the transaction. The difference between the fair value of the warrants of $8,754,068 and the gross proceeds from the offering was classified as a non-operating expense in the Company's statement of operations, and included in "Gain on derivative instrument, net". The fair value of the warrants was then re-measured at March 31, 2004 and June 30, 2004 and estimated to be $3,578,772 at June 30, 2004 with the decrease in fair value due to the decrease in the market value of the Company's common stock. The decrease in fair value of the warrants of $5,175,296 from the transaction date to June 30, 2004 was recorded as non-operating income in the Company's statement of operations, and included in "Gain on derivative instrument, net".

      The Company paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. The Company also incurred $85,946 in other legal and accounting fees. The Company also issued a five-year warrant to purchase 3.2 million shares of common stock of the Company at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. The Company allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, the Company initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in the Company's consolidated balance sheet. The Company further recorded $52,229 of amortization expenses from these issue costs as "Costs of fund raising activities" in the statement of operations.

      Concurrent with the closing of the private placement, bridge investors, who had made loans to the Company over the past 18 months, agreed to convert the $2,610,179 of loans and unpaid interest into units on substantially the same terms as the investors in the private placement. The conversion terms accepted by the bridge investors were substantially different than the initial conversion terms of the bridge loans. As a result, the Company accounted for the change in conversion terms as a substantial modification of terms in accordance with EITF Issue No. 96-19, "Debtor's Accounting and Modification on Exchange of Debt Instruments". As a result, the Company recorded a $4,707,939 loss on debt extinguishment in the first quarter for the difference between the carrying value of the bridge loans on the date the conversion terms were modified ($2,610,179) and the fair value of the equity issued under the new conversion terms ($7,318,118).

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

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2004, our cash and cash equivalents were $4,948,211. Our current operations consist of the continuation of the development of our Alzheimer's disease diagnostic and therapeutic programs. The Company's current cash inflows are through investor funding, primarily equity investments and convertible debt investments. The Company's current cash outflows are primarily expenditures for research and development activities and management and overhead costs.

      We used cash in operating activities of $2,264,633 for the six months ended June 30, 2004 versus cash used in operating activities of $768,442 for the six months ended June 30, 2003. This increase of $1,496,191 was comprised of higher cash outlays in 2004 primarily to reduce outstanding liabilities after the closing of our funding in February 2004.

      Net cash provided by financing activities was $7,152,260 for the six months ended June 30, 2004 versus cash provided by financing activities of $588,221 for the six months ended June 30, 2003. This increase was primarily due to additional funds raised in our funding in February 2004.

      Funds received in the February 2004 private placement are anticipated to be sufficient to fund operations through December 31, 2005. We will need additional funding prior to 2006 to cover operations, and to fund clinical costs of any additional products in development, and to expand our therapeutic program. If additional funding is not obtained, we will not be able to fund clinical costs of any other programs, and will have to minimize or eliminate our therapeutic program.

PRO FORMA CONSOLIDATED BALANCE SHEET

      A summarized pro-forma consolidated balance sheet as of June 30, 2004 is provided below. The presentation is as if the registration statement had become effective as of June 30, 2004, and the then current fair value of the warrant liability, net of liquidated damages, was reclassified to equity based on the accounting treatment provided in EITF 00-19, as described in note 6 to the consolidated financial statements:


                                                                       June 30,        June 30,
                                                                         2004            2004
                                                                      (unaudited -    (unaudited -
                                                                        actual)        pro-forma)

                                                                      ------------    ------------

Total assets                                                          $  5,017,094    $  5,017,094
                                                                      ============    ============

Total current liabilities                                                  476,265         476,265
                                                                      ------------    ------------
Long-term liabilities:
  Other                                                                      3,802           3,802
  Common stock warrants                                                  3,009,830          80,000
                                                                      ------------    ------------
     Total long term liabilities                                         3,013,632          83,802
                                                                      ------------    ------------

Stockholders' equity:
   Preferred stock, $0.0025 par value; 5,000,000 shares authorized;
     none issued and outstanding                                                --              --
   Common stock, $0.0025 par value; 200,000,000 shares authorized;
     90,665,106 and 47,724,392 issued shares; 90,641,812 and
     47,701,098 outstanding shares                                         226,605         226,605

   Treasury stock                                                          (10,614)        (10,614)

   Additional paid-in capital                                           38,702,130      41,631,960
   Deficit accumulated during the development stage                    (37,390,924)    (37,390,924)
                                                                      ------------    ------------
   Total stockholders' equity                                            1,527,197       4,457,027
                                                                      ------------    ------------

        Total liabilities and stockholders' equity                    $  5,017,094    $  5,017,094
                                                                      ============    ============


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

                                                   APPLIED NEUROSOLUTIONS, INC.

Dated: August 5, 2004
                                                   By: /s/ DAVID ELLISON
                                                       -------------------------
                                                       Chief Financial Officer
                                                       (Principal Financial
                                                       and Accounting Officer)