Form 10QSB
period 2004-09-30
APPLIED NEUROSOLUTIONS INC
filed 2004-11-15
CIK 872947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarterly period ended September 30, 2004

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        Commission File Number 001-13835

                          APPLIED NEUROSOLUTIONS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                             39-1661164
  -----------------------------                                  ----------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             50 Lakeview Parkway, Suite 111, Vernon Hills, IL 60061
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (847) 573-8000
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   |X|          No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, $0.0025 par value - 90,641,812 shares outstanding as of November 12, 2004.

Transitional Small Business Disclosure Format (check one):  Yes   |_|    No |X|

                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
                         QUARTERLY REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1- Financial Statements (Unaudited)
     Consolidated Balance Sheets ..............................................................................2
     Consolidated Statements of Operations.....................................................................3
     Consolidated Statements of Cash Flows.....................................................................4
     Notes to Consolidated Financial Statements................................................................6

Item 2 - Management's Discussion and Analysis or Plan of Operation............................................11

Item 3 - Controls and Procedures..............................................................................17

                           PART II. OTHER INFORMATION
Item 1 - Legal Proceedings....................................................................................18
Item 2 - Changes in Securities................................................................................18
Item 3 - Defaults Upon Senior Securities......................................................................18
Item 4 - Submission of Matters to a Vote of Security Holders..................................................18
Item 5 - Other Information....................................................................................18
Item 6 - Exhibits and Reports on Form 8-K.....................................................................18

SIGNATURES....................................................................................................19

CERTIFICATIONS................................................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,   December 31,
                                                                          2004            2003
                                                                      ------------    ------------
                                                                      (unaudited)
Assets
Current assets:
   Cash and cash equivalents ......................................   $  4,116,950    $     72,765
   Accounts receivable ............................................        120,067          50,730
   Prepaids and other current assets ..............................         66,686          52,709
                                                                      ------------    ------------
     Total current assets .........................................      4,303,703         176,204
                                                                      ------------    ------------
Property and equipment:
   Equipment and leaseholds .......................................      2,098,909       2,084,143
   Accumulated depreciation and amortization ......................     (2,077,016)     (2,063,247)
                                                                      ------------    ------------
     Net property and equipment ...................................         21,893          20,896
                                                                      ------------    ------------

Other assets:
  Deposits ........................................................         15,493          15,133
  Deferred financing costs ........................................             --           6,458
                                                                      ------------    ------------
     Total other assets ...........................................         15,493          21,591
                                                                      ------------    ------------

        Total assets ..............................................   $  4,341,089    $    218,691
                                                                      ============    ============

Liabilities and Stockholders' Equity / (Deficit)
Current liabilities:
   Accounts payable ...............................................   $    164,682    $    301,308
   Loans payable (note 6) .........................................             --       2,673,991
   Capital lease payable, current portion .........................          3,736           3,736
   Deferred research agreement revenues ...........................        125,000         275,000
   Accrued wages ..................................................             --         293,310
   Accrued collaborator payments ..................................         24,250         253,667
   Accrued consultant fees ........................................         68,500         235,100
   Other accrued expenses .........................................        107,813         330,313
                                                                      ------------    ------------
     Total current liabilities ....................................        493,981       4,366,425
                                                                      ------------    ------------
 Long-term liabilities:
  Capital lease payable, net of current portion ...................          2,850           5,596
  Common stock warrants (note 6) ..................................             --              --
                                                                      ------------    ------------
     Total long term liabilities ..................................          2,850           5,596
                                                                      ------------    ------------

Stockholders' equity / (deficit):
   Preferred stock, $0.0025 par value; 5,000,000 shares authorized;
     none issued and outstanding ..................................             --              --
   Common stock, $0.0025 par value; 200,000,000 shares authorized;
     90,665,106 and 47,724,392 issued shares; 90,641,812 and
     47,701,098 outstanding shares (note 6) .......................        119,253         119,253
   Treasury stock .................................................        (10,614)        (10,614)
   Additional paid-in capital (note 6) ............................     40,999,943      31,530,189
   Deficit accumulated during the development stage ...............    (37,371,676)    (35,792,158)
                                                                      ------------    ------------
   Total stockholders' equity / (deficit) .........................      3,844,258      (4,153,330)
                                                                      ------------    ------------

        Total liabilities and stockholders' equity / (deficit) ....   $  4,341,089    $    218,691
                                                                      ============    ============

          See accompanying notes to consolidated financial statements.

                          APPLIED NEUROSOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                   Period from
                                                                                                                 March 14, 1992,
                                                       Three Months Ended               Nine Months Ended        (inception) to
                                                          September 30,                   September 30,           September 30,
                                                      2004            2003            2004            2003            2004
                                                  ------------    ------------    ------------    ------------    ------------
Research agreement revenues ...................             --    $         --    $    250,000    $         --    $    750,000
Grant revenues ................................             --              --              --              --         669,022
                                                  ------------    ------------    ------------    ------------    ------------
          Total revenues ......................             --              --         250,000              --       1,419,022
                                                  ------------    ------------    ------------    ------------    ------------
Operating expenses:
    Research and development ..................        236,868         465,196       1,003,194       1,318,795      24,925,516
    General and administrative ................        215,750         434,289         953,685         894,140      10,169,697
    Loss on impairment of intangible assets ...             --              --              --              --         411,016
    Net writedown of leasehold improvements ...             --              --              --              --       1,406,057
                                                  ------------    ------------    ------------    ------------    ------------
          Total operating expenses ............        452,618         899,485       1,956,879       2,212,935      36,912,286
                                                  ------------    ------------    ------------    ------------    ------------

Operating loss ................................       (452,618)       (899,485)     (1,706,879)     (2,212,935)    (35,493,264)
                                                  ------------    ------------    ------------    ------------    ------------

Other (income) expense:
    Interest expense ..........................            291          55,453          22,287         162,193         491,063
    Interest income ...........................         (9,575)            (23)        (26,006)           (300)       (730,745)
    Amortization of debt discount .............             --              --              --              --         272,837
    Beneficial conversion of debt to equity ...             --              --              --              --         274,072
    Inducement of convertible debt ............             --              --              --              --       1,631,107
    Cost of fund raising activities (note 6) ..         10,353              --          62,582              --          62,582
    Loss on extinguishment of debt (note 6) ...             --              --       4,707,939              --       4,707,939
    Gain on derivative instrument, net (note 6)       (472,935)             --      (4,894,163)             --      (4,894,163)
    Other (income) expense ....................             --              --              --              --          63,720
                                                  ------------    ------------    ------------    ------------    ------------
        Total other (income) expense ..........       (471,866)         55,430        (127,361)        161,893       1,878,412
                                                  ------------    ------------    ------------    ------------    ------------

Net income (loss) .............................         19,248        (954,915)     (1,579,518)     (2,374,828)    (37,371,676)
Less: Fair value of induced preferred stock
  conversion ..................................             --              --              --              --      (1,866,620)
                                                  ------------    ------------    ------------    ------------    ------------
Net income (loss) attributable to common
  shareholders ................................   $     19,248    $   (954,915)   $ (1,579,518)   $ (2,374,828)   $(39,238,296)
                                                  ============    ============    ============    ============    ============

Basic and diluted income (loss) per share:

    Net income (loss) attributable to common
      shareholders per share - basic ..........   $       0.00          ($0.02)         ($0.02)         ($0.05)         ($2.43)
                                                  ============    ============    ============    ============    ============
    Net income (loss) attributable to common
      shareholders per share - diluted ........   $       0.00          ($0.02)         ($0.02)         ($0.05)         ($2.43)
                                                  ============    ============    ============    ============    ============
    Weighted average shares -  basic ..........     90,641,812      47,701,098      85,870,622      47,701,098      16,116,094
                                                  ============    ============    ============    ============    ============
    Weighted average shares - diluted .........     93,726,206      47,701,098      85,870,622      47,701,098      16,116,094
                                                  ============    ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                   Nine Months Ended         Period from
                                                                                     September 30,           March 14, 1992
                                                                              ------------------------------ (inception) to
                                                                                  2004          2003        Sept. 30, 2004
                                                                              ------------    ------------    ------------
Cash flows from operating activities
Net loss ..................................................................   $ (1,579,518)   $ (2,374,828)   $(37,371,676)

Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .......................................         13,770           6,211       2,562,110
      Non-cash expense for equity compensation ............................        352,131         258,565       2,297,170
       Non-cash (income) expense for equity
        compensation to employees and directors ...........................       (531,612)        307,934         299,225
      Non-cash interest expense ...........................................         14,844              --         105,046
      Amortization of deferred financing costs ............................          6,458          90,583         111,000
      Non-cash expense for beneficial conversion of debt ..................             --              --         274,072
      Non-cash expense for induced conversion of debt .....................             --              --       1,631,107

      Non-cash expense for loss on extinguishments
         of debt ..........................................................      4,707,939              --       4,707,939
      Non-cash income for gain on derivative
         instrument, net ..................................................     (4,894,163)             --      (4,894,163)
      Amortization of intangible assets ...................................             --              --         328,812
      Loss on writedown of leasehold improvements .........................             --              --       1,406,057
      Loss on impairment of intangible assets .............................             --              --         411,016
      Gain on sale of equipment ...........................................             --              --            (250)
      Fund raising expense ................................................         62,582              --          62,582
Changes in assets and liabilities:
      Accounts receivable .................................................        (69,337)        179,215          83,223
      Prepaids and other assets ...........................................        (14,338)        (27,621)        (67,462)
      Accounts payable ....................................................       (136,626)          2,838         261,286
      Deferred research agreement revenues ................................       (150,000)         25,000         125,000
      Accrued wages .......................................................       (293,310)             --              --
      Accrued collaborator payments .......................................       (229,417)        118,966          24,250
      Accrued consultant fees .............................................       (166,600)         45,300          68,500
      Other accrued expenses ..............................................       (101,160)         78,911         259,960
                                                                              ------------    ------------    ------------
Net cash used in operating activities .....................................     (3,008,357)     (1,288,926)    (27,315,196)
                                                                              ------------    ------------    ------------

Cash flows from investing activities
      Acquisition of investment securities ................................             --              --      (9,138,407)
      Redemption of investment securities .................................             --              --       9,138,407
      Acquisition of intangible assets ....................................             --              --        (339,829)
      Acquisition of equipment and leasehold improvements .................        (14,766)           (225)     (3,975,922)

                                                                              ------------    ------------    ------------
Net cash used in investing activities .....................................        (14,766)           (225)     (4,315,751)
                                                                              ------------    ------------    ------------

                                                                           Nine Months Ended             Period from
                                                                             September 30,               March 14, 1992
                                                                         ----------------------------   (inception) to
                                                                             2004            2003       Sept  30, 2004
                                                                         ------------    ------------    ------------
Cash flows from financing activities
       Proceeds from issuance of preferred stock .....................             --              --      12,193,559
       Proceeds from issuance of units, net of issuance costs ........      7,354,054              --      18,971,031
       Deferred financing costs incurred .............................             --        (111,000)       (111,000)
       Advances from (repayments to) director and shareholders .......       (200,000)             --         120,000
       Principal payments under capital lease ........................         (2,746)         (1,590)         (5,180)
       Proceeds from issuance of promissory loans payable ............             --       1,288,991       4,438,491
       Payments to shareholders for registration statement penalties .        (84,000)             --         (84,000)
       Payments to repurchase common stock ...........................             --              --         (10,614)
       Payments received for employee stock purchase notes receivable              --              --         235,610
                                                                         ------------    ------------    ------------
Net cash provided by financing activities ............................      7,067,308       1,176,401      35,747,897
                                                                         ------------    ------------    ------------
Net increase (decrease) in cash ......................................      4,044,185        (112,750)      4,116,950

Cash at beginning of period ..........................................         72,765         202,877              --

Cash at end of period ................................................   $  4,116,950    $     90,127    $  4,116,950
                                                                         ============    ============    ============

Supplemental cash flow information
Cash paid for interest ...............................................   $        985    $        896    $     41,217
                                                                         ============    ============    ============
Supplemental disclosure of non-cash investing and financing activities

Issuance of stock for prior services .................................   $         --    $         --    $  4,149,521
                                                                         ============    ============    ============
Intangible assets acquired in exchange for stock .....................   $         --    $         --    $    400,000
                                                                         ============    ============    ============
Equipment acquired under capital lease ...............................   $         --    $     11,766    $     11,766
                                                                         ============    ============    ============
Issuance of stock for promissory loans payable .......................   $  2,473,991    $         --    $  2,473,991
                                                                         ============    ============    ============
Issuance of stock for accrued interest on promissory loans payable,
 included in other accrued expenses ..................................   $    136,188    $         --    $    136,188
                                                                         ============    ============    ============


          See accompanying notes to consolidated financial statements

                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BUSINESS

         In October 2003, the shareholders of Applied NeuroSolutions, Inc. ("APNS" or the "Company") approved amending the Company's Certificate of Incorporation to change the corporate name from Hemoxymed, Inc. to Applied NeuroSolutions, Inc. The name change became effective on October 30, 2003. APNS is a development stage biopharmaceutical company with a wholly-owned operating subsidiary, Molecular Geriatrics Corporation ("MGC"), a development stage biopharmaceutical company incorporated in November 1991, with operations commencing in March 1992, to develop diagnostics to detect, and therapeutics to treat, Alzheimer's disease ("AD").

         The Company had another wholly-owned operating subsidiary, Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs (the "Hemoxygenation technology"). The Company suspended the operating activities of the Hemoxygenation technology in the first quarter of 2004 and consolidated the operations of its Hemoxymed Europe subsidiary into APNS and transferred all its assets to APNS.

         On September 10, 2002, the Company established a strategic alliance through the closing of its merger (the "Merger") with MGC. Under the terms of the Merger, the Company acquired all of MGC's outstanding common stock, options and warrants from MGC holders in exchange for the Company's issuance and delivery to MGC shareholders, option holders and warrant holders, new, unregistered shares of the Company's common stock plus options and warrants to purchase shares of the Company's common stock. Immediately following the closing, the former Hemoxymed and former MGC holders each owned approximately 50%, on a fully diluted basis. The Merger Agreement further provided that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of Hemoxymed and MGC.

         This transaction has been accounted for as a reverse merger in accordance with generally accepted accounting principles. For financial reporting purposes, APNS (formerly known as MGC) is continuing as the primary operating entity under the Company's new name, and its historical financial statements have replaced those of Hemoxymed. Thus, all financial information prior to the Merger date is the financial information of MGC only.

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

-------------------------------------------- ------------------------------------ ----------------------------------------------
                                                    Three months ended Sept. 30,            Nine months ended Sept. 30,
-------------------------------------------- ------------------------------------ ----------------------------------------------
                                                        2004              2003                   2004               2003
                                               ------------------   ------------------   ------------------   ------------------
--------------------------------------------   ------------------   ------------------   ------------------   ------------------
Net income (loss), as reported                 $           19,248   ($         954,915)  ($       1,579,518)  ($       2,374,828)
--------------------------------------------   ------------------   ------------------   ------------------   ------------------
Add: Stock-based employee compensation
expense (income) included in reported net
income (loss)                                            (165,435)             175,962             (531,612)             307,934
--------------------------------------------   ------------------   ------------------   ------------------   ------------------
Deduct:  Total stock-based employee
compensation  expense determined under fair
value based method for all awards                          58,586              203,346              175,758              410,556
--------------------------------------------   ------------------   ------------------   ------------------   ------------------
Net income (loss), pro forma                   ($         204,773)  ($         982,299)  ($       2,286,888)  ($       2,477,450)
                                               ==================   ==================   ==================   ==================
--------------------------------------------   ------------------   ------------------   ------------------   ------------------
Net income (loss) per share:
--------------------------------------------   ------------------   ------------------   ------------------   ------------------
Basic, as reported                             $             0.00   ($            0.02)  ($            0.02)  ($            0.05)
                                               ==================   ==================   ==================   ==================
--------------------------------------------   ------------------   ------------------   ------------------   ------------------
Basic, pro forma                               $             0.00   ($            0.02)  ($            0.03)  ($            0.05)
                                               ==================   ==================   ==================   ==================
--------------------------------------------   ------------------   ------------------   ------------------   ------------------
Diluted, as reported                           $             0.00   ($            0.02)  ($            0.02)  ($            0.05)
                                               ==================   ==================   ==================   ==================
--------------------------------------------   ------------------   ------------------   ------------------   ------------------
Diluted, pro forma                             $             0.00   ($            0.02)  ($            0.03)  ($            0.05)
                                               ==================   ==================   ==================   ==================
--------------------------------------------   ------------------   ------------------   ------------------   ------------------

         The weighted average estimated fair value of the options granted in 2003 was $0.09, based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.75%; an expected life of 4 years and volatility of 75%. No options were granted in 2004.

NOTE 4. NET INCOME & NET LOSS PER SHARE

         Basic income and loss per share of common stock is computed based upon the weighted average number of common shares outstanding during the period.

         Diluted income per share amounts reflect the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have a dilutive effect on earnings per share.

         Net loss per share is based on the weighted average number of common shares outstanding with potential equivalent shares from stock options and warrants excluded from the computation because their effect is antidilutive. The Company had 9,919,636 stock options and 52,142,904 warrants outstanding to issue common stock at September 30, 2004, and 9,919,636 stock options and 4,858,109 warrants outstanding to issue common stock at September 30, 2003. As of and for the three months ended September 30, 2004, securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include stock options to purchase 183,584 shares of common stock and warrants to purchase 48,934,795 shares of common stock.

NOTE 5. COLLABORATION AGREEMENTS

         Under the terms of various license and collaborative research agreements (as amended) with Albert Einstein College of Medicine ("AECOM") the Company is obligated to make semi-annual maintenance payments and quarterly funding payments. In addition, the agreements call for royalty and revenue sharing agreements upon the sale and/or license of products or technology.

         The Company had a collaborative research agreement with the University of British Columbia ("UBC") through June 2003. The Company agreed to fund a project at UBC for $233,140, of which $51,470 was funded by a Foundation with no affiliation to the Company. Additionally, the Company was obligated to fund patent costs arising from the project. The Company has the rights to the technology developed through this research agreement and would be responsible for certain milestone payments to UBC upon advancement of the technology through the various stages of the FDA approval process. This agreement can be extended by mutual agreement. As of September 30, 2004, the agreement has not been extended.

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

         Future minimum payments, as of September 30, 2004, under the above agreements are as follows:

   Year ending December 31,          Collaborations                 Consulting

         2004                              $37,500                     $27,000
         2005                              375,000                     108,000
         2006                              425,000                       9,000
         2007                              475,000                           -
         2008                              500,000                           -
                                           -------                   ---------
         Total                          $1,812,500                    $144,000
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

         The Registration Rights Agreement further provides that if a registration statement is not filed, or does not become effective, within 150 days from the closing date of the private placement, then in addition to any other rights the holders may have, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 1.5% per month of the aggregate purchase price paid by such holder in the private placement for the common stock and warrants then held, prorated daily. The registration statement was filed within the allowed time, however it was declared effective July 28, 2004 under SEC File Number 333-113821, resulting in the Company incurring certain liquidated damages in accordance with the terms of the private placement. Liquidating damages of $84,000 were paid to the unit holders in the private placement in the third quarter 2004.

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

         The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of 5 years and volatility of 75%. The fair value of the warrants was estimated to be $8,754,068 on the closing date of the transaction. The difference between the fair value of the warrants of $8,754,068 and the gross proceeds from the offering was classified as a non-operating expense in the Company's statement of operations, and included in "Gain on derivative instrument, net". The fair value of the warrants was then re-measured at March 31, 2004, June 30, 2004 and July 28, 2004 (the date the registration statement became effective) and estimated to be $3,105,837 at July 28, 2004, with the decrease in fair value since February 6, 2004, due to the decrease in the market value of the Company's common stock. The decrease in fair value of the warrants of $5,648,231 from the transaction date to July 28, 2004 was recorded as non-operating income in the Company's statement of operations, and included in "Gain on derivative instrument, net". The fair value of the warrants at July 28, 2004, was reclassified to additional paid in capital as of July 28, 2004.

         The Company used $315,783 of the proceeds from the private placement to reimburse officers of the Company for expenses, including compensation, incurred but unpaid, as of January 31, 2004.

         The Company paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. The Company also incurred $85,946 in other legal and accounting fees. The Company also issued a five-year warrant to purchase 3.2 million shares of common stock of the Company at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of 5 years and volatility of 75%. The Company allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, the Company initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in the Company's consolidated balance sheet. The Company further recorded $62,582 of amortization expenses from these issue costs as "Costs of fund raising activities" in the statement of operations for the nine months ended September 30, 2004.

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

NOTE 8.  RESTRUCTURING ACTIVITIES

         During the first quarter of 2004, the Company initiated a strategic plan to consolidate certain operations in an attempt to control operating costs. Specifically, the Company has decided to relocate and consolidate its operations in France to its facility in Vernon Hills, Illinois. The Company suspended the operating activities of its French subsidiary and consolidated its operations and transferred all its assets to APNS. In conjunction with these activities, the Company incurred costs of $88,860 in the first quarter of 2004. These costs were comprised of $80,328 for the termination and severance of the Company's one French employee and $8,532 of miscellaneous facility shut down costs. These costs were recorded as research and development expenses in the Company's statement of operations. In addition, the Company terminated its month-to-month operating lease for its lab space in France. The lease cancellation did not impact the Company's financial statements. As of September 30, 2004, the Company had a liability remaining for these costs of approximately $20,000, which was paid in November 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.

OVERVIEW

         Applied NeuroSolutions, Inc. ("APNS" or the "Company") is a development stage biopharmaceutical company with a wholly-owned operating subsidiary, Molecular Geriatrics Corporation ("MGC"), a development stage biopharmaceutical company incorporated in November 1991, with operations commencing in March 1992, to develop diagnostics to detect, and therapeutics to treat, Alzheimer's disease ("AD").

         The Company had another wholly-owned operating subsidiary, Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs (the "Hemoxygenation technology"). The Company suspended the operating activities of the Hemoxygenation technology in the first quarter of 2004 and consolidated the operations of its Hemoxymed Europe subsidiary into APNS and transferred all its assets to APNS.

         APNS has had a limited operating history characterized by operating losses, and expects to generate operating losses for the foreseeable future. As of September 30, 2004, the Company's accumulated deficit was approximately $37 million. The Company anticipates that it will continue to incur significant losses until successful commercialization of its technology generates sufficient net revenues to cover all of the costs of its operation.

         The Company's "critical accounting policies and estimates" are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. The Company has identified the following as its critical accounting policies and estimates: equity compensation, net deferred tax asset valuation allowance, and accounting for derivative financial instruments. For a discussion of these policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and "Note 6. Financing Activities" in this Form 10-QSB.

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

         No revenues were recognized in the three-month periods ended September 30, 2004 and 2003.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the three-month period ended September 30, 2004 decreased 49% or $228,328 from $465,196 for the three-month period ended September 30, 2003 to $236,868 for the three-month period ended September 30, 2004. Below is a summary of our research and development expenses:

------------------------------------------------------------------------- ---------------------------- --------
                                                                           For the three months ended
                                                                                 September 30,        Increase
------------------------------------------------------------------------- ---------------------------- --------
                                Expense                                       2004          2003     (Decrease)
                               ---------                                    ---------    ---------   ---------
--------------------------------------------------------------------------------------------------------------
Compensation, taxes and benefits                                            $ 181,141    $ 145,390   $  35,751
-------------------------------------------------------------------------------------    ---------   ---------
Research funding and consulting                                                96,693      129,068     (32,375)
-------------------------------------------------------------------------------------    ---------   ---------
French subsidiary expense                                                     (10,007)      30,877     (40,884)
-------------------------------------------------------------------------------------    ---------   ---------
Variable accounting for stock options                                         (74,065)     132,466    (206,531)
-------------------------------------------------------------------------------------    ---------   ---------
Other research and development expenses, net of reimbursements                 43,106       27,395      15,711
                                                                            ---------    ---------   ---------
-------------------------------------------------------------------------------------    ---------   ---------
Total research and development expenses                                     $ 236,868    $ 465,196   ($228,328)
                                                                            =========    =========   =========
--------------------------------------------------------------------------------------------------------------

         This decrease was primarily due to costs associated with variable accounting for stock options. The Company has certain equity instruments for which variable accounting is applied whereby additional compensation expense is recognized if the share price of the Company's common stock increases, which may be reversed if the price subsequently declines. Reducing research and development expenses in 2004 was income of $74,065 for variable accounting for stock options reflecting a reduction of the Company's stock price, compared to expense of $132,466 in 2003. We also had a decrease in research funding expenses due to the end of the UBC research funding obligation in 2003 and had a decrease in funding our French subsidiary as its activities were minimal in the third quarter of 2004 and we corrected a previous periods over accrual. This decrease was partially offset by an increase in compensation related costs and overhead due to higher scientific headcount and general increases in compensation and related benefits and overhead increases due to the higher scientific headcount.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the three-month period ended September 30, 2004 decreased 50% or $218,539 from $434,289 for the three-month period ended September 30, 2003 to $215,750 for the three-month period ended September 30, 2004. Below is a summary of our general and administrative expenses:

---------------------------------------------------------------------------------------------------------------------
                                                                          For the three months ended
                                                                                 September 30,           Increase
---------------------------------------------------------------------------------------------------------------------
                                Expense                                       2004          2003        (Decrease)
                                -------                                       ----          ----        ----------
---------------------------------------------------------------------------------------------------------------------
Compensation, taxes and benefits                                              $123,577       $107,963        $15,614
---------------------------------------------------------------------------------------------------------------------
Consulting and professional fees                                               132,229         47,929         84,300
---------------------------------------------------------------------------------------------------------------------
Variable accounting for stock options                                         (91,370)        108,931      (200,301)
---------------------------------------------------------------------------------------------------------------------
Other general and administrative expenses                                       51,314        169,466      (118,152)
                                                                                ------        -------      ---------
---------------------------------------------------------------------------------------------------------------------
Total general and administrative expenses                                     $215,750       $434,289     ($218,539)
                                                                              ========       ========     ==========
---------------------------------------------------------------------------------------------------------------------

         This decrease was primarily due to costs associated with variable accounting for stock options. The Company has certain equity instruments for which variable accounting is applied whereby additional compensation expense is recognized if the share price of the Company's common stock increases, which may be reversed if the price subsequently declines. Reducing general and administrative expenses in 2004 was income of $91,370 for variable accounting for stock options reflecting a reduction of the Company's stock price, compared to expense of $108,931 in 2003. In addition, in 2003, a $193,130 expense was recorded for warrants issued. This decrease was partially offset by an increase in consulting and professional fees due to ongoing consulting relationships, including investor relations, entered into in the second half of 2003, legal and accounting fees due to additional work on regulatory filings, and additional legal patent expenses in 2004. Compensation and related benefits increased due to wage increases and health insurance rate increases.

OTHER (INCOME) EXPENSE

         Interest expense for the three-month period ended September 30, 2004 decreased by 99% or $55,162 from $55,453 for the three-month period ended September 30, 2003 to $291 for the three-month period ended September 30, 2004. This decrease was primarily due to the conversion of the convertible debt in conjunction with the closing of the Company's funding in February 2004. The Company had $9,575 of interest income for the three-month period ended September 30, 2004 from invested amounts received in connection with the closing of the funding in February 2004.

         The remaining items included in other (income) expense for the three-month period ended September 30, 2004 relate to fund raising expenses and other non-cash accounting consequences from the February 2004 private placement and the related bridge loan conversion. The accounting was required by Emerging Issues Task Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," due to the terms of the Company's agreements for the private placement it completed in February 2004, specifically related to the potential penalties if the Company did not timely register the common stock underlying the warrants issued in the transaction, which did not occur until July 28, 2004. The adjustments for EITF Issue No. 00-19 had no impact on the Company's working capital, liquidity, or business operations.

         The fair value of the warrants issued were estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. The fair value of the warrants was estimated to be $8,754,068 on the closing date of the transaction. The difference between the fair value of the warrants of $8,754,068 and the gross proceeds from the offering was classified as a non-operating expense in the Company's statement of operations in the first quarter of 2004, and included in "Gain on derivative instrument, net". The fair value of the warrants was then re-measured at March 31, 2004, June 30, 2004 and September 30, 2004 and estimated to be $2,646,853 at September 30, 2004 with the decrease in fair value due to the decrease in the market value of the Company's common stock. The decrease in fair value of the warrants of $472,935 from June 30, 2004 to July 28, 2004 (the date the registration statement became effective) was recorded as non-operating income in the Company's statement of operations, and included in "Gain on derivative instrument, net". The fair value of the warrants at July 28, 2004 was reclassified to additional paid in capital as of July 28, 2004.

         The Company paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. The Company also incurred $85,946 in other legal and accounting fees. The Company also issued a five-year warrant to purchase 3.2 million shares of common stock of the Company at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. The Company allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, the Company initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in the Company's consolidated balance sheet. The Company further recorded $10,353 of amortization expenses from these issue costs as "Costs of fund raising activities" in the statement of operations.

RESULTS OF OPERATIONS - THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

         Revenues of $250,000 were recognized in the nine-month period ended September 30, 2004. No revenues were recognized in the nine-month period ended September 30, 2003. The revenues are a result of a research reimbursement agreement completed during the period.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the nine-month period ended September 30, 2004 decreased 24% or $315,601 from $1,318,795 for the nine-month period ended September 30, 2003 to $1,003,194 for the nine-month period ended September 30, 2004. Below is a summary of our research and development expenses:

------------------------------------------------------------------------- ---------------------------- --------------
                                                                           For the nine months ended
                                                                                 September 30,           Increase
------------------------------------------------------------------------- ---------------------------- --------------
                                Expense                                       2004          2003        (Decrease)
                                -------                                       ----          ----        ----------
------------------------------------------------------------------------- ------------- -------------- --------------
Compensation, taxes and benefits                                              $560,470       $442,349       $118,121
------------------------------------------------------------------------- ------------- -------------- --------------
Research funding and consulting                                                416,387        499,983       (83,596)
------------------------------------------------------------------------- ------------- -------------- --------------
French subsidiary expense                                                      193,117        111,762         81,355
------------------------------------------------------------------------- ------------- -------------- --------------
Variable accounting for stock options                                         (238,002)       191,550       (429,552)
------------------------------------------------------------------------- ------------- -------------- --------------
Other research and development expenses, net of reimbursements                  71,222         73,151        (1,929)
                                                                                ------         ------        -------
------------------------------------------------------------------------- ------------- -------------- --------------
Total research and development expenses                                     $1,003,194     $1,318,795     ($315,601)
                                                                            ==========     ==========     ==========
------------------------------------------------------------------------- ------------- -------------- --------------

         This decrease was due to a number of factors. The Company has certain equity instruments for which variable accounting is applied whereby additional compensation expense is recognized if the share price of the Company's common stock increases, which may be reversed if the price subsequently declines. Reducing research and development expenses in 2004 was income of $238,002 for variable accounting for stock options reflecting a reduction of the Company's stock price, compared to an expense of $191,550 in 2003. We also had a decrease in research funding due to the end of the UBC research funding obligation in 2003. This decrease was primarily offset by costs associated with the process of suspending and consolidating the business activities of our French subsidiary and an increase in compensation related costs due to an increase in our scientific headcount and general increases in benefits and overhead costs.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the nine-month period ended September 30, 2004 increased 7% or $59,545 from $894,140 for the nine-month period ended September 30, 2003 to $953,685 for the nine-month period ended September 30, 2004. Below is a summary of our general and administrative expenses:

------------------------------------------------------------------------- ---------------------------- --------------
                                                                           For the nine months ended
                                                                                 September 30,           Increase
------------------------------------------------------------------------- ---------------------------- --------------
                                Expense                                       2004          2003        (Decrease)
                                -------                                       ----          ----        ----------
------------------------------------------------------------------------- ------------- -------------- --------------
Compensation, taxes and benefits                                              $390,778       $332,734        $58,044
------------------------------------------------------------------------- ------------- -------------- --------------
Consulting and professional fees                                               562,390        151,566        410,824
------------------------------------------------------------------------- ------------- -------------- --------------
Variable accounting for stock options                                        (293,610)        181,819      (475,429)
------------------------------------------------------------------------- ------------- -------------- --------------
Expense for warrants issued                                                    152,131        193,130       (40,999)
------------------------------------------------------------------------- ------------- -------------- --------------
Other general and administrative expenses                                      141,996         34,891        107,105
                                                                               -------         ------        -------
------------------------------------------------------------------------- ------------- -------------- --------------
Total general and administrative expenses                                     $953,685       $894,140        $59,545
                                                                              ========       ========        =======
------------------------------------------------------------------------- ------------- -------------- --------------

         This increase was due primarily to an increase in consulting and professional fees due to ongoing consulting relationships for investor relations and marketing entered into in the second half of 2003, legal and accounting fees due to additional work on regulatory filings, and additional legal patent expenses in 2004. Included in consulting and professional fees is a $200,000 charge for common stock issued to certain consultants. In addition, certain consultants were issued warrants for which an expense of $152,131 was recorded. Compensation and related benefits increased due to wage increases and health insurance rate increases. This increase was partially offset by a decrease due to the credits for variable accounting for stock options. The Company has certain equity instruments for which variable accounting is applied whereby additional compensation expense is recognized if the share price of the Company's common stock increases, which may be reversed if the price subsequently declines. Reducing general and administrative expenses in 2004 was income of $293,610 for variable accounting for stock options reflecting a reduction of the Company's stock price, compared to an expense of $181,819 in 2003.

OTHER (INCOME) EXPENSE

         Interest expense for the nine-month period ended September 30, 2004 decreased by 86% or $139,906 from $162,193 for the nine-month period ended September 30, 2003 to $22,287 for the nine-month period ended September 30, 2004. This decrease was primarily due to the conversion of the convertible debt in conjunction with the closing of the Company's funding in February 2004. The Company had $26,006 of interest income for the nine-month period ended September 30, 2004 from invested amounts received in connection with the closing of the funding in February 2004.

         The remaining items included in other (income) expense for the nine-month period ended September 30, 2004 relate to fund raising expenses and other non-cash accounting consequences from the February 2004 private placement and the related bridge loan conversion. The accounting was required by Emerging Issues Task Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," due to the terms of the Company's agreements for the private placement it completed in February 2004, specifically related to the potential penalties if the Company did not timely register the common stock underlying the warrants issued in the transaction, which did not occur until July 28, 2004. The adjustments for EITF Issue No. 00-19 had no impact on the Company's working capital, liquidity, or business operations.

         The fair value of the warrants issued were estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. The fair value of the warrants was estimated to be $8,754,068 on the closing date of the transaction. The difference between the fair value of the warrants of $8,754,068 and the gross proceeds from the offering was classified as a non-operating expense in the Company's statement of operations, and included in "Gain on derivative instrument, net". The fair value of the warrants was then re-measured at March 31, 2004, June 30, 2004, and July 28, 2004 (the date the registration statement became effective) and estimated to be $3,105,837 at July 28, 2004 with the decrease in fair value due to the decrease in the market value of the Company's common stock. The decrease in fair value of the warrants of $5,648,231 from the transaction date to July 28, 2004 was recorded as non-operating income in the Company's statement of operations, and included in "Gain on derivative instrument, net".

         The Company paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. The Company also incurred $85,946 in other legal and accounting fees. The Company also issued a five-year warrant to purchase 3.2 million shares of common stock of the Company at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. The Company allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, the Company initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in the Company's consolidated balance sheet. The Company further recorded $62,582 of amortization expenses from these issue costs as "Costs of fund raising activities" in the statement of operations.

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

PLAN OF OPERATION

          As a result of the successful completion of the financing in February 2004, the strategic plan involves focusing Company resources, and establishing priorities, to maximize the return to the shareholders. In order to accomplish this objective, it is expected that the initial priority will be to focus on the projects in the pipeline that are closest to commercialization. Thus, our initial concentration will be on advancing the clinical and regulatory activities related to the ultimate commercialization of the cerebrospinal fluid ("CSF") diagnostic to detect Alzheimer's disease ("AD").

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

         We do not expect significant revenues from our CSF-based diagnostic to detect AD or any other of our programs in the next twelve months. There can be no assurance that adequate funds on acceptable terms will be available in the future when we need them. If at any time we are unable to obtain sufficient additional investment capital, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

         In September 2004, Bruce N. Barron resigned as CEO of the Company. Mr. Barron, who has been an officer of the Company since 1993 and served as CEO since 1995, will remain as chairman of the Board of Directors, a position he has held since 1999. The Board of Directors elected John F. DeBernardis, Ph.D., who has been with the Company since 1993, and has served as President and COO since 1999, to replace Mr. Barron as CEO. Mr. Barron will also be a consultant to the Company and will continue to assist management on various transactions and corporate activities. Since the appointment of Mr. Barron as CEO in 1995, the Company has utilized a team management approach that included Dr. DeBernardis. The Board of Directors and management of the Company believe that the current management team is qualified to continue to implement the business plan that was started during Mr. Barron's term as CEO.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004, our cash and cash equivalents were $4,116,950. Our current operations consist of the continuation of the development of our Alzheimer's disease diagnostic and therapeutic programs. The Company's current cash inflows are through investor funding, primarily equity investments and convertible debt investments, and revenues from research agreements. The Company's current cash outflows are primarily expenditures for research and development activities and management and overhead costs.

         We used cash in operating activities of $3,008,357 for the nine months ended September 30, 2004 versus cash used in operating activities of $1,288,926 for the nine months ended September 30, 2003. This increase of $1,719,431 was comprised of higher cash outlays in 2004 primarily to reduce outstanding liabilities and to fund increasing operating activities after the closing of our funding in February 2004.

         Net cash provided by financing activities was $7,067,308 for the nine months ended September 30, 2004 versus cash provided by financing activities of $1,176,401 for the nine months ended September 30, 2003. This increase was primarily due to additional funds raised in our funding in February 2004.

         Funds received in the February 2004 private placement are anticipated to be sufficient to fund operations through December 31, 2005. We will need additional cash inflows prior to 2006 to cover operations, and to fund clinical costs of any additional products in development, and to expand our therapeutic program. If additional cash inflows are not obtained, we will not be able to fund clinical costs of any other programs, and will have to minimize or eliminate our therapeutic program.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     Exhibit                        Description

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

      A current report on Form 8-K, dated September 24, 2004, was filed on September 28, 2004 concerning a departure and appointment of a principal officer.

      A current report on Form 8-K, dated October 25, 2004, was filed on October 25, 2004 concerning a change in auditors.

      A current report on Form 8-K/A, dated October 25, 2004, was filed on November 5, 2004 concerning a change in auditors.

                                 SIGNATURE PAGE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    APPLIED NEUROSOLUTIONS, INC.

Dated: November 12, 2004
                                                    By: /s/ DAVID ELLISON
                                                        ------------------------
                                                    Chief Financial Officer
                                                    (Principal Financial
                                                    and Accounting Officer)