Form 10KSB
period 2004-12-31
APPLIED NEUROSOLUTIONS INC
filed 2005-03-25
CIK 872947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

                                        For the transition period from to

                                        Commission File Number 001-13835

                          APPLIED NEUROSOLUTIONS, INC.
                           ---------------------------
                 (Name of small business issuer in its Charter)

          Delaware                                      39-1661164
          --------                                     ------------
(State or Other Jurisdiction of                       (IRS Employer
Incorporation or Organization)                      Identification No.)

             50 Lakeview Parkway, Suite 111, Vernon Hills, IL 60061
              (Address of Principal Executive Offices and Zip Code)

                                 (847) 573-8000
                (Issuer's Telephone Number, Including Area Code)

           Securities registered under Section 12 (b) of the Act: None

             Securities registered under Section 12 (g) of the Act:

                         Common Stock, $0.0025 par value
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X   No __
             ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $253,000

As of March 18, 2005, the aggregate market value of voting common stock held by non-affiliates of the Registrant (66,076,635 shares) was approximately $19,000,000. The aggregate market value was computed by reference to the "Close" price of such common equity as of that date.

As of March 18, 2005, the issuer had 91,013,552 shares of Common Stock outstanding.

                                      INDEX

                                                                                                          Page
PART I
    Item 1.      Description of business....................................................................1
    Item 2.      Description of property...................................................................18
    Item 3.      Legal proceedings.........................................................................18
    Item 4.      Submission of matters to a vote of security holders.......................................18

PART II
    Item 5.      Market for common equity and related stockholder matters..................................19
    Item 6.      Management's discussion and analysis or plan of operation.................................21
    Item 7.      Financial statements......................................................................31
    Item 8.      Changes in and disagreements with accountants on accounting and financial disclosure........
                                                                                                           55
    Item 8a.     Controls and procedures...................................................................55
    Item 8b.     Other information.........................................................................56

PART III
    Item 9.      Directors, executive officers, promoters and control persons; compliance with section 16(a) of the exchange act ........................................................56
    Item 10.     Executive compensation....................................................................58
    Item 11.     Security ownership of certain beneficial owners and management............................60
    Item 12.     Certain relationships and related transactions............................................62
    Item 13.     Exhibits..................................................................................63
    Item 14.     Principal accountant fees and services....................................................66

SIGNATURES                                                                                                 70
CERTIFICATIONS                                                                                             71

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

      As used in this Form 10-KSB, references to "APNS," the "Company," the "Registrant," "we," "our" or "us" refer to Applied NeuroSolutions, Inc. unless the context otherwise indicates.

ITEM 1. DESCRIPTION OF BUSINESS

      We are Applied NeuroSolutions, Inc. ("APNS"), a development stage biopharmaceutical company. We had two wholly-owned operating subsidiaries, which we dissolved during 2004. The assets of these dissolved subsidiaries were transferred to us.

      One of the wholly-owned operating subsidiaries we dissolved was Molecular Geriatrics Corporation ("MGC"), a development stage biopharmaceutical company incorporated in November 1991, with operations commencing in March 1992, to develop diagnostics to detect, and therapeutics to treat, Alzheimer's disease ("AD").

      The other wholly-owned operating subsidiary we dissolved was Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs. We are not currently funding the development of this technology.

      In partnership with a team of distinguished scientists at Albert Einstein College of Medicine ("AECOM"), we are primarily engaged in the research and development of a diagnostic test to detect, and novel therapeutics to treat, Alzheimer's disease in humans. Alzheimer's disease is the most common cause of dementia among people age 65 and older. Dementia is the loss of memory, reason, judgment and language to such an extent that it interferes with a person's daily life and activities. Currently it is estimated that four million people in the U.S. have Alzheimer's disease and the national cost of caring for people with Alzheimer's is thought to be $100 billion annually.

      We are subject to risks and uncertainties common to small cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations. We raised gross proceeds of $8,000,000 ($7,354,054 net of commissions and legal fees) in February 2004 to advance our various programs, including clinical development of our most advanced programs. We have experienced significant operating losses since our inception. As of December 31, 2004, we had an accumulated deficit of approximately $38.6 million. We expect to incur operating losses over the next several years as our research and development efforts and pre-clinical and clinical testing activities continue.

      In December 2004, we announced a non-exclusive license agreement with bioMerieux, S.A., a leading international diagnostics group, with the aim of bringing to market on a worldwide basis what is expected to be the first definitive biologic test for the diagnosis of AD. The licensing agreement, including all milestones, can be worth in excess of $5 million in milestone payments, plus substantial annual royalties. There can be no assurances that any milestones will be achieved or that we will receive any additional payments from this agreement. The agreement grants bioMerieux an option to further evaluate our technology before it elects to continue the agreement.

      We expect to begin in 2005 the clinical testing for our lead product, a cerebrospinal fluid ("CSF") based diagnostic test to detect whether a person has AD. It is anticipated that the Premarket Approval Application ("PMA") process, including the final clinical study, will commence in the third quarter of 2005. We are developing a second-generation, serum-based diagnostic test to detect Alzheimer's disease that will be easier to perform and less expensive to use.

      We are also involved in the discovery and development of therapeutics to treat Alzheimer's disease based upon a unique theory developed by Peter Davies, Ph.D., the Company's founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer's Disease Research at AECOM. As a result of Dr. Davies' research, we are involved in the discovery of a unique therapeutic that may represent the first therapy able to stop the progression of AD.


      We have also been involved in the development of a novel platform technology for increasing the amount of oxygen carried to the body's tissues using either a patient's own red blood cells or banked blood. In 2004, we decided to suspend development of this technology and may seek to sell or license out this technology.

      We currently have no approved products on the market and have not received any commercial revenues from the sale or license of any products.


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

      Our core technology in the AD field is based on an exclusive license with AECOM covering all diagnostic and therapeutic applications in the field of AD discovered in Dr. Peter Davies' laboratories. Dr. Davies' research has demonstrated that AD is caused by a group of proteins; primarily hyperphosphorylated tau, which are involved in the formation of neurofibrillary tangles within neurons (nerve cells). Excessive phosphorylation of tau (the addition of one or more phosphate groups, which are comprised of phosphorous and oxygen, to a molecule) prevents it from stabilizing microtubules, thereby causing the breakdown of the transit system of the nerve cell. This internal neuronal damage leads to the development of the paired helical filaments and neurofibrillary tangles which are contributing factors to the eventual death of the neurons related to Alzheimer's disease. Tau in this abnormally phosphorylated form is the building block for the paired helical filaments and the neurofibrillary tangles (NFTs); one of the hallmark pathologies associated with AD. There is a high correlation among the presence of hyperphosphorylated tau, NFTs and AD. Thus, it is believed that the hyperphosphorylated tau represents an early abnormality in the Alzheimer's disease process.

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

      Our approach to meeting this need revolves around several approaches. These approaches include: i) the detection of hyperphosphorylated tau in cerebrospinal fluid (CSF) and serum of AD patients and ii) the detection of autoantibodies to phosphorylated tau in serum. Competitive diagnostics in development include approaches to differentiate AD patients from normal patients by attempting to measure: i) normal tau, or total tau in CSF, ii) neural thread protein in CSF and/or urine, or iii) amyloid derived diffusible ligands (ADDL's) in CSF.

      We  have  completed  the  development  of  a  prototype  diagnostic  assay utilizing CSF. To date, we have completed numerous pre-clinical studies comprising in excess of 2,900 CSF samples utilizing this assay. These studies were designed to test the assay's ability to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls. These studies have shown the ability of the assay to correctly identify the patients diagnosed with AD with an overall sensitivity and specificity in the 85% to 95% range. The studies have been published, or have been submitted for publication, in peer reviewed scientific journals such as Neuroscience Letters, Archives of Neurology, and American Journal of Psychiatry. In addition, a study was completed addressing the relationship between phosphotau levels in CSF and natural AD progression. We have shown with our assay that phosphotau concentrations in CSF declined over time during the clinical course of AD and correlate well with the degree of cognitive impairment. A synopsis of the study has been published in Annals of Neurology.

      A publication in the January 2004 edition of Archives of General Psychiatry has shown that detecting phosphorylated tau ("ptau") proteins in CSF comes closest to fulfilling the criteria of a biological marker for AD. This publication reported that our ptau test exceeded standards for an AD diagnostic test established by the National Institute of Aging and the Ronald and Nancy Reagan Research Institute of the Alzheimer's Association in a 1998 published "Consensus Report". It was determined by that group that a successful biological marker would be one that had a sensitivity level and specificity level of at least 80%.

      While results included in the above noted pre-clinical studies suggest that our phosphotau assay may represent an excellent biochemical marker for AD, the results may not be predictive of results that may be obtained in later clinical studies. The assay detects a characteristic feature of pathophysiology, may allow one to track disease progression, and accurately discriminates between AD patients and neurological controls. Pharmaceutical companies have expressed interest in utilizing our CSF phosphotau assay as a biomarker in the clinical development of therapeutics to treat AD.

      In January 2003, we announced that we entered into a Research Agreement with Pfizer under which the Company is performing certain research services under a fee for service contract for Pfizer. We entered into a similar contract research agreement with Novartis in November 2003. In July 2004, we entered into a third contract research agreement. These agreements are unrelated to the development of any of our potential products or technologies. While providing useful data to validate our CSF phosphotau assay, these research agreements, however, are not collaboration agreements and do not provide us with any future milestone or royalty payments (for example, in the event that Novartis or Pfizer's products are brought to market) or rights to future agreements with these companies. Furthermore, these agreements are not financially material to the success of our business, but are evidence, however, of our ability to enter into working relationships with major pharmaceutical companies. We cannot provide any assurances that these agreements will lead to future agreements with Pfizer, Novartis or any other major pharmaceutical company or biotechnology company.


      In December 2004, we announced a non-exclusive license agreement with bioMerieux, S.A., a leading international diagnostics group, with the aim of bringing to market on a worldwide basis what is expected to be the first definitive biologic test for the diagnosis of AD. The licensing agreement, including all milestones, can be worth in excess of $5 million, plus substantial royalties. There can be no assurances that any milestones will be achieved or that we will receive any additional payments from this agreement. The agreement grants bioMerieux an option to further evaluate our technology before going forward.

      We are about to begin the  clinical  testing for our  cerebrospinal  fluid
(CSF) based diagnostic test to detect AD. It is anticipated that the final clinical study will commence in the third quarter of 2005.

      Before actual approval for general sale by the FDA, under certain conditions, companies can supply either "investigational use only" or "research use only" assay kits under the Clinical Laboratory Improvement Amendment (CLIA) of 1988. We are in discussions with a reference laboratory for distribution of its diagnostic under a CLIA arrangement.

      Our second approach to meeting the need for a biochemical marker to detect AD revolves around the detection in serum of autoantibodies to a protein associated with Alzheimer's disease. We have developed prototype assays detecting these autoantibodies in serum, with a specificity and sensitivity of approximately 74%. The assay has the ability to distinguish the presence of autoantibodies to the AD protein in individuals diagnosed as having AD from non-demented control individuals. We are currently in the process of refining the serum-based diagnostic prototype.


Therapeutic Program

      Our long-range goal is to discover and develop novel therapeutics to treat AD. Work is being conducted utilizing an in-vitro screen Dr. Davies has developed that could lead to the discovery of the first therapeutic to stop the progression of Alzheimer's disease. The basis for this screen is the discovery of a pathway that is common to the development of both the neurofibrillary tangles and amyloid plaques. The screen has been designed to intervene in this common pathway, potentially halting the progression of AD. To date this new screen has been utilized to examine a library of natural product extracts. The screening activity has resulted in the discovery of a number of extracts that are active in the screen. These extracts represent the first "hits" identified by the screen. Additional, secondary screens to prove validation are in progress and are expected to be completed by the end of the second quarter of 2005. Based on the completion of the next phase of the discovery process, it is anticipated that a lead compound can be chosen for pre-clinical evaluation within one year.

      The market potential for a drug to effectively treat Alzheimer's disease is extremely large. Currently there are only five drugs approved in the U.S. to treat AD. All of these drugs are acetylcholinesterase inhibitors and are only beneficial in treating symptoms associated with AD in a minority of AD patients. Despite the problems with the currently approved therapeutics, market research data indicate that these drugs sell over $1 billion annually.


Transgenic Mice Model

      To date, no accepted animal model for AD has been developed. However, Dr. Peter Davies, through collaboration with a researcher at Nathan Klein Institute ("NKI"), has developed a transgenic mouse that develops paired helical filaments, the building blocks of the neurofibrillary tangles, which are known to be involved in the pathology of Alzheimer's disease. The pathology in these mice is Alzheimer-like, with hyperphosphorylated tau accumulating in cell bodies and dendrites as neurofibrillary tangles. In addition, these transgenic mice have exhibited extensive neuronal death which accompanies the tau pathology. These new transgenic mice could be used for testing the efficacy of therapeutic compounds. AECOM and an agency of the State of New York that oversees NKI each have a 50% interest in these transgenic mice. Through our license agreements with AECOM, we have rights to AECOM's 50% interest in these transgenic mice. We and NKI plan to offer these mice to researchers and will share in any revenue derived from any license according to their percentage of ownership. The terms of our agreement with NKI with respect to the transgenic mice were finalized in March 2005.


Sales and Marketing

      We currently have no sales and marketing personnel to sell on a commercial basis any of our proposed products. If and when we are ready to commercially launch a product, we will either contract with or hire qualified sales and marketing personnel or most likely, we expect to seek a joint marketing partner to assist us with this function.

      Under our agreement with bioMerieux, if bioMerieux elects to continue the agreement they will have a non-exclusive world-wide license to, among other things, market and sell our CSF-based diagnostic test and/or our serum-based diagnostic test.

Research and Product Development

      We expect to spend a significant amount of our financial resources on research and development activities and clinical testing activities. We incurred costs of approximately $1,546,000 in 2004, $1,828,000 in 2003, and $1,682,000 in
2002 on research and development activities. Since we are not yet engaged in the commercial distribution of any products and we have no revenues from the sale of our products, these research and development costs must be financed by us. We estimate that we are currently spending approximately $130,000 to $150,000 per month on research and development activities. This excludes the effect of variable accounting for equity instruments included in the annual amounts mentioned above. These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available and our development schedule. Results of preclinical studies, clinical trials, regulatory decisions and competitive developments may significantly influence the amount of our research and development expenditures. In addition, when we begin the clinical development of our CSF-based diagnostic to detect AD, research and development spending will significantly increase.

Manufacturing

      We currently do not have any facilities suitable for manufacturing on a commercial scale basis any of our proposed products nor do we have any experience in volume manufacturing. We will either find our own manufacturing facilities, hire additional personnel with manufacturing experience and comply with the extensive Good Manufacturing Practices (GMP) regulations of the FDA and other regulations applicable to such a facility or we will most likely rely upon third-party manufacturers to manufacture our proposed products in accordance with these regulations. Under our agreement with bioMerieux, if bioMerieux elects to continue the agreement they will have a non-exclusive world-wide license to, among other things, manufacture themselves (and not through a third party) our CSF-based diagnostic test and/or our serum-based diagnostic test.

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

      Significant levels of research within our fields of interest occur at universities, non-profit institutions, and for-profit organizations. These entities compete with us in recruiting skilled scientific talent.

      We believe that our ability to compete successfully will depend upon our ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, develop corporate alliances to enhance the likelihood of success, obtain required regulatory approvals and manufacture and successfully market our products either directly by us or through agreements with biotechnology or pharmaceutical companies.


Diagnostics

      Based upon the fact that there is currently no FDA-approved biochemical diagnostic to detect Alzheimer's disease ("AD"), our CSF-based diagnostic to detect AD, if successfully developed, would compete against the current practice of psychometric testing and imaging. In the event that we were able to market our diagnostic to detect AD, it would be much cheaper for patients to utilize (approximately $200 to $400) as compared to the current practice of psychometric testing and imaging (approximately $2,000 to $10,000).

      We are aware of other companies and academic institutions pursuing the development of biochemical markers to be utilized in the diagnosis of AD. Potential competitors include Nymox Pharmaceutical Corp. and Innogenetics, who are both developing diagnostic tests for AD. Much of our knowledge of potential competitors and their diagnostic tests comes from its review of published articles in scientific journals. Recent articles indicate that tests being developed by these companies and others are unable to distinguish AD from other brain disorders or are in too early a development stage to be evaluated. At this time, we believe our CSF-based diagnostic test to be superior to others by virtue of its unique ability to recognize early stage AD and to distinguish it from other brain disorders.


Therapeutics

      The only current strategy available for the pharmaceutical management of AD in the U.S. is symptomatic treatment through the use of acetylcholinesterase
(AchE) inhibitors, of which there are five currently marketed by some of the largest pharmaceutical companies, including; Aricept (Pfizer), Exelon (Novartis), Reminyl (Johnson & Johnson), Tacrine (Pfizer), and Memantine (Forest
Labs). Despite limited clinical effectiveness and a poor safety and side effect profile of one of them, sales in the U.S. in 2005 are estimated to be in excess of $2 billion, according to BioPortfolio, Ltd., a web-based biotechnology information resource.

      According to BioPortfolio, Ltd, the market for AD therapy is expected to grow to 21 million patients by 2010 in the seven major pharmaceutical markets (USA, France, Germany, Italy, Spain, U.K. and Japan). AchE inhibitors remain the largest class of drugs within the late stage development pipeline. However, their apparent limited efficacy would seem to provide an opportunity for other promising compounds. It is estimated that over 200 potential drugs are currently being developed by both major pharmaceutical companies as well as small biotech companies. The lack of current effective pharmacological therapy for an increasing AD population provides an opportunity for therapeutics to be discovered utilizing our novel therapeutic screens.

      The principal factors affecting the biotechnology market include scientific and technological factors, the availability of patent and other protection for technology and products, the ability and length of time required to obtain governmental approval for testing, manufacturing, marketing and physician acceptance. Most competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than us. These companies may represent significant long-term competition for us. Our competitors may succeed in developing products that are more effective or less costly than any that may be developed by us, or that gain regulatory approval prior to our products.

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

      In March 2004 we were notified by email from Innogenetics, a Belgian biopharmaceutical company involved in specialty diagnostics and therapeutic vaccines, that it believes the CSF diagnostic test we have been developing uses a monoclonal antibody that is encompassed by the claims of two U.S. patents it owns. In that email, Innogenetics also referred to another U.S. patent which was recently granted to Innogenetics and which is directed to a method for the differential diagnosis of Alzheimer's disease from other neurological diseases. Innogenetics believes this latter patent also claims the CSF diagnostic test we are developing. Innogenetics also informed us that it could be amenable to entering into a licensing arrangement or other business deal with APNS regarding its patents.

      We have reviewed the two monoclonal antibody patents with our patent counsel on several occasions prior to receipt of the email from Innogenetics and subsequent to receipt of the email. Based on these reviews, we believe that our CSF diagnostic test does not infringe the claims of these two Innogenetics patents. Similarly, we do not believe our activities have infringed or will infringe the rights of Innogenetics under this third patent, and we would seek either to negotiate a suitable arrangement with them or vigorously contest any claim of infringement. If we were unable to reach a mutually agreeable arrangement with Innogenetics, we may be forced to litigate the issue. Expenses involved with litigation may be significant, regardless of the ultimate outcome of any litigation. An adverse decision could prevent us from possibly marketing a future diagnostic product and could have a material adverse impact on our business. We have recently had a very preliminary discussion with Innogenetics concerning some form of a potential business relationship.


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

                           Year                        Amount
                           ----                        ------

                           2005                       $375,000
                           2006                        425,000
                           2007                        475,000
                           2008                        500,000

      We are obligated to continue to pay AECOM $500,000 for each year after 2008 in which the Agreements are still in effect. In addition, we are obligated to pay AECOM a percentage of all revenues we receive from selling and/or licensing any aspects of the AD technology that exceeds the minimum obligations reflected in the annual license maintenance payments.

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

      The process of completing clinical testing and obtaining FDA approval for a new drug is likely to take a number of years and require the expenditure of substantial resources. We will require significant additional funds in the future to finance the clinical testing process if we are to develop any therapeutic products on our own.

      In vitro diagnostic products have a different path to marketing clearance, i.e., the Premarket Approval Application (PMA) process regulated by the Office of In Vitro Diagnostic Device and Safety (OIVD) of the FDA. The regulatory process leading to a submission of an in vitro diagnostic device PMA for FDA approval to market involves a multistage process including: (1) a Pre-Investigational Device Exemption program in which preliminary information is submitted to the FDA for review and guidance on, and acceptance of, the assay protocol and proposed clinical trial to evaluate the safety and effectiveness of an in vitro diagnostic product followed by, (2) an Investigational Device Exemption (IDE) submission for approval to allow the investigational diagnostic device to be used in a clinical study in order to (3) collect safety and effectiveness data required to support a PMA to receive FDA approval to market a device. The Company submitted preliminary information to the FDA (step 1 above) in August 2004. An IDE submission for approval (step 2 above) would follow in the second quarter of 2005, while the clinical study (step 3 above) would be completed within eight to twelve months after the IDE stage. Clinical trial data is used to evaluate the clinical sensitivity, how often the test is correct in recognizing diseased patients, of an in vitro diagnostic test. Before actual approval for general sale by the FDA, under certain conditions, companies can supply either "investigational use only" or "research use only" assay kits under the Clinical Laboratory Improvement Amendment (CLIA) of 1988. Whether the Company will be able to market kits under these regulatory categories, or obtain final approval for a kit for specific claims, is uncertain given changing regulatory environments in most major markets.

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

Employees

      As of March 18, 2005, we had eight full-time employees, five of whom have advanced scientific degrees. None of our employees are covered by a collective bargaining agreement and we believe all relations with our employees are satisfactory. In addition, to complement our internal expertise, we contract with University academic research laboratories and scientific consultants that specialize in various aspects of drug development. In the future, we may hire additional research and development personnel in addition to utilizing consultants.


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

We are a development stage company without any products currently in clinical trials

We are a development stage company. Our development of a diagnostic product which detects Alzheimer's disease utilizing cerebral spinal fluid (CSF) has completed the pre-clinical stage. Our other potential products and technologies are early in the research and development phase, and product revenues may not be realized from the sale of any such products for at least the next several years, if at all. Many of our proposed products will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval. There can be no assurances that our research and development efforts will be successful, that our potential products will prove to be safe and effective in clinical trials or that we will develop any commercially successful products. We currently have no approved products on the market and have not received any commercial revenues from the sale or license of any products.


We have a history of operating losses and expect to sustain losses in the future

We have experienced significant operating losses since our inception. As of December 31, 2004, we had an accumulated deficit of approximately $38.6 million. We expect to incur operating losses over the next several years as our research and development efforts and pre-clinical and clinical testing activities continue. Our ability to achieve profitability depends in part upon our ability, alone or with or through others, to successfully commercialize our approved products, to complete development of our other proposed products, to obtain required regulatory approvals and to manufacture and market our products.


We may not be able to obtain financing in the future or we may only be able to obtain financing on unfavorable terms

Our operations to date have consumed substantial amounts of cash. Our development of our technologies and potential products will require substantial funds to conduct the costly and time-consuming activities necessary to research, develop and optimize our technologies, and ultimately, to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors, including:

o continued scientific progress in the research and development of our technologies;
o our ability to establish and maintain collaborative arrangements with others for product development;
o     progress with pre-clinical and clinical trials;
o     the time and costs involved in obtaining regulatory approvals;
o the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
o     competing technological and market developments;
o     changes in our existing research relationships; and
o     effective product commercialization activities and arrangements.

We anticipate that our cash balances as of December 31, 2004, coupled with anticipated funds received from operations, will be sufficient to cover our planned research and development activities, general operating expenses, and CSF-based diagnostic assay clinical costs through April 30, 2006. We will need additional funding during the second quarter of 2006 to cover operations, and to fund clinical costs of any additional products in development, and to expand our therapeutic program. If additional funding is not obtained, we will not be able to fund clinical costs of any other programs, and will have to minimize or eliminate our therapeutic program.

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

We cannot predict with certainty when we might submit any of our proposed products currently under development for regulatory review. Once we submit a proposed product for review, the FDA or other regulatory agencies may not issue their approvals on a timely basis, if at all. If we are delayed or fail to obtain such approvals, our business may be adversely affected. If we fail to comply with regulatory requirements, either prior to approval or in marketing our products after approval, we could be subject to regulatory or judicial enforcement actions. These actions could result in:

o     product recalls or seizures;
o     fines and penalties;
o     injunctions;
o     criminal prosecution;
o     refusals to approve new products and withdrawal of existing approvals; and
o     enhanced exposure to product liabilities.


Our technologies are subject to licenses and termination of the licenses would seriously harm our business

We have exclusive licenses with Albert Einstein College of Medicine ("AECOM") covering virtually all of our Alzheimer's disease technology, including all our AD related diagnostic and therapeutic products currently in development. We depend on these licensing arrangements to maintain rights to our products under development. These agreements require us to make payments and satisfy performance obligations in order to maintain our rights. The agreements also generally require us to pay royalties on the sale of products developed from the licensed technologies, fees on revenues from sublicensees, where applicable, and the costs of filing and prosecuting patent applications. The agreements require that we commit certain sums annually for research and development of the licensed products. We are currently in compliance with our license agreements, however, if we default on our obligations to AECOM, our licenses could terminate, and we could lose the rights to our proprietary technologies. Such a loss would have a material adverse effect on our operations and prospects.


The demand for diagnostic products for Alzheimer's disease may be limited because there is currently no cure or effective therapeutic products to treat the disease

Since there is currently no cure or therapy that can stop the progression of Alzheimer's disease, the market acceptance and financial success of a diagnostic technology capable of detecting Alzheimer's disease may be limited. As a result, even if we successfully develop a safe and effective diagnostic technology for identifying this disease, its commercial value might be limited.

The value of our research could diminish if we cannot protect, enforce and maintain our intellectual property rights adequately

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes, and where possible, we actively pursue both domestic and foreign patent protection for our proprietary products and technologies. Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. When patent protection is available, it is our policy to file patent applications in the United States and selected foreign jurisdictions. We currently hold and maintain 12 issued United States patents and various related foreign patents. One of the issued United States patents is for our Alzheimer's diagnostic technology, eight of the issued United States patents are for our Alzheimer's therapeutic technology and three of the issued United States patents are for our blood oxygenation technology. One of the issued AD patents is assigned to AECOM and is licensed to the Company, eight of the issued AD patents are assigned to the Company, and the three blood oxygenation patents are assigned to the Company. We currently have seven patent applications filed, three have Alzheimer's diagnostic applications, three have Alzheimer's therapeutic applications, and one has both Alzheimer's diagnostic and therapeutic applications. The patents are both owned by us and subject to our license agreements with AECOM. The issued United States Alzheimer's technology patents expire between 2014 and 2019. No assurance can be given that our issued patents will provide competitive advantages for our technologies or will not be challenged or circumvented by competitors. With respect to already issued patents, there can be no assurance that any patents issued to us will not be challenged, invalidated, circumvented or that the patents will provide us proprietary protection or a commercial advantage. We also rely on trade secrets and proprietary know-how which we seek to protect, in part, through confidentiality agreements with employees, consultants, collaborative partners and others. There can be no assurance that these agreements will not be breached.

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

In March 2004 we were notified by email from Innogenetics, a Belgian biopharmaceutical company involved in specialty diagnostics and therapeutic vaccines, that it believes the CSF diagnostic test we have been developing uses a monoclonal antibody that is encompassed by the claims of two U.S. patents it owns. In that email, Innogenetics also referred to another U.S. patent which was recently granted to Innogenetics and which is directed to a method for the differential diagnosis of Alzheimer's disease from other neurological diseases. Innogenetics believes this latter patent also claims the CSF diagnostic test we are developing. Innogenetics also informed us that it could be amenable to entering into a licensing arrangement or other business deal with APNS regarding its patents.

We have reviewed the two monoclonal antibody patents with our patent counsel on several occasions prior to receipt of the email from Innogenetics and subsequent to receipt of the email. Based on these reviews, we believe that our CSF diagnostic test does not infringe the claims of these two Innogenetics patents. Similarly, we do not believe our activities have infringed or will infringe the rights of Innogenetics under this third patent, and we would seek either to negotiate a suitable arrangement with them or vigorously contest any claim of infringement. If we were unable to reach a mutually agreeable arrangement with Innogenetics, we may be forced to litigate the issue. Expenses involved with litigation may be significant, regardless of the ultimate outcome of any litigation. An adverse decision could prevent us from marketing a future diagnostic product and could have a material adverse impact on our Company. We have recently had a very preliminary discussion with Innogenetics concerning some form of a potential business relationship.

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements with our employees, consultants, suppliers and licensees. These agreements may be breached, and we might not have adequate remedies for any breach. If this were to occur, our business and competitive position would suffer. None of our employees, scientific advisors or collaborators has any rights to publish scientific data and information generated in the development or commercialization of our products without our approval. Under the license agreements with us, AECOM has a right to publish scientific results relating to the diagnosis of AD and precursor or related conditions in scientific journals, provided, that AECOM must give us pre-submission review of any such manuscript to determine if it contains any of our confidential information or patentable materials.

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


We lack manufacturing capability and we must rely on third party manufacturers to produce our products, giving us limited control over the quality of our products and the volume of products produced

While we have internally manufactured the reagents and materials necessary to conduct our preclinical activities related to our diagnostic product, we do not currently have any large scale manufacturing capability, expertise or personnel and expect to rely on outside manufacturers to produce material that will meet applicable standards for validation clinical testing of our products and for larger scale production if marketing approval is obtained.

While we have begun to search for a contract manufacturer, we do not have any manufacturing agreements. We cannot assure that any outside manufacturer we select will perform suitably or will remain in the contract manufacturing business, in which instances we would need to find a replacement manufacturer or develop our own manufacturing capabilities. If we are unable to do so, our ability to obtain regulatory approval for our products could be delayed or impaired. Our ability to market our products could also be affected by the failure of our third party manufacturers or suppliers to comply with the good manufacturing practices required by the FDA and foreign regulatory authorities.


We lack marketing and sales staff to sell our products and we must rely on third parties, such as large pharmaceutical companies, to sell and market our products, the cost of which may make our products less profitable for us

We do not have marketing and sales experience or personnel. As we currently do not intend to develop a marketing and sales force, we will depend on arrangements with corporate partners or other entities for the marketing and sale of our proposed products. We do not currently have any agreements with corporate partners or other entities to provide sales and marketing services. We may not succeed in entering into any satisfactory third-party arrangements for the marketing and sale of our proposed products, or we may not be able to obtain the resources to develop our own marketing and sales capabilities. The failure to develop those capabilities, either externally or internally, will adversely affect future sales of our proposed products.

We are dependent on our key employees and consultants, who may not readily be replaced

We are highly dependent upon the principal members of our management team, especially Peter Davies, Ph.D., the scientific founder, John F. DeBernardis, Ph.D., President and Chief Executive Officer, as well as our other officers and directors. Our consulting agreements with Dr. Davies were renewed until February 1, 2006, and we have employment agreements with Dr. DeBernardis, Daniel Kerkman, Vice President of R & D, and David Ellison, Chief Financial Officer and Corporate Secretary, through October 31, 2007. We do not currently maintain key-man life insurance and the loss of any of these persons' services, and the resulting difficulty in finding sufficiently qualified replacements, would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.

Our success also will depend in part on the continued service of other key scientific and management personnel, namely Daniel J. Kerkman, Ph.D., Vice President of R&D, and David Ellison, Chief Financial Officer and Corporate Secretary, and our ability to identify, hire and retain additional staff. We face intense competition for qualified employees and consultants. Large pharmaceuctical companies and our competitors which have greater resources and experience than we have can, and do, offer superior compensation packages to attract and retain skilled personnel. As a result, we may have difficulty retaining such employees and consultants because we cannot match the packages offered by such competitors and large pharmaceutical companies, and we may have difficulty attracting suitable replacements.

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


We use hazardous materials in our research and that may subject us to liabilities in excess of our resources

Our research and development involves the controlled use of hazardous materials such as acids, caustic agents, flammable solvents and carcinogens. Although we believe that our safety procedures for handling and disposing of hazardous materials comply in all material respects with the standards prescribed by government regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result. Although we have insurance coverage for third-party liabilities of this nature, such liability beyond this insurance coverage could exceed our resources. Our insurance for hazardous materials liabilities has a deductible of $5,000 and a cap on coverage for damages of $250,000. There can be no assurance that current or future environmental or transportation laws, rules, regulations or policies will not have a material adverse effect on us.


Potential product liability claims against us could result in reduced demand for our products or extensive damages in excess of insurance coverage

The use of our products in clinical trials or from commercial sales will expose us to potential liability claims if such use, or even their misuse, results in injury, disease or adverse effects. We intend to obtain product liability insurance coverage before we initiate clinical trials for our therapeutic products. This insurance is expensive and insurance companies may not issue this type of insurance when needed. Any product liability claim resulting from the use of our diagnostic test in our clinical study, even one that was not in excess of our insurance coverage or one that is meritless, could adversely affect our ability to complete our clinical trials or obtain FDA approval of our product, which could have a material adverse effect on our business.


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

We must rely on third party relationships to develop, produce and market our product without which we will fail

We do not possess all the  resources  necessary  to  complete  the  development, clinical testing, manufacturing, marketing and commercialization of our diagnostic and therapeutic products and we will need to obtain such resources from third parties. In order to obtain such resources, we will need to enter into collaborations with corporate partners, licensors, licensees and possibly relationships with third parties from whom we will outsource these resources. Our success may depend on obtaining such relationships. This business strategy is to utilize the expertise and resources of third parties in a number of areas including:

      o performing various activities associated with pre-clinical studies and clinical trials
      o     preparing submissions seeking regulatory approvals
      o     manufacture of kits and solutions
      o     sales and marketing of our products

This strategy of reliance on third party relationships creates risks to us by placing critical aspects of our business in the hands of third parties, who we may not be able to control as effectively as our own personnel. We cannot be sure that any present or future collaborative agreements will be successful. If these third parties do not perform in a timely and satisfactory manner, we may incur additional costs and lose time in our development and clinical programs as well as commercializing our products. To the extent we choose not to, or are not able to, establish such arrangements, we could experience increased capital requirements.

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

We must enroll a sufficient number of participants in our clinical trials and generate clinical data that shows our products are safe and effective in order to obtain regulatory approval which is necessary to market our products

In order to sell our products, we must receive regulatory approval to market our products. Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through pre-clinical studies and clinical trials that the product is safe and effective for use in each target indication. If our products fail in clinical trials, this may have a significant negative impact on our company.

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

We have filed with the FDA a Pre-Investigational Device Exemption ("Pre-IDE") application with respect to our CSF-based diagnostic test. It is uncertain when we will file a Pre-IDE for our serum-based diagnostic test. We have not filed any New Drug Applications ("NDA") with respect to our AD therapeutic in discovery, and the timing of such filing in the future is uncertain.

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

Our stock price may fluctuate significantly due to reasons unrelated to our operations, our products or our financial results

Stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating performance or new product or service announcements. Broad market fluctuations, earnings and other announcements of other companies, general economic conditions or other matters unrelated to us or our operations and outside our control also could affect the market price of the Common Stock. During the 2003 and 2004 fiscal years and the two month period ended February 28, 2005, the highest price of our stock was $0.59 and the lowest price of our stock during the same period was $0.10.

Our share price may decline due to a large number of shares of our common stock eligible for sale in the public markets

As of March 18, 2005, the Company has outstanding approximately 90,700,000 shares of Common Stock, without giving effect to shares of Common Stock issuable upon exercise of (i) warrants issued in the February 2004 Offering, (ii) the Placement Agent's warrants, (iii) options granted under the Company's stock option plan and (iv) other warrants previously issued. Of such outstanding shares of Common Stock, all are freely tradeable, except for any shares held by our "affiliates" within the meaning of the Securities Act (officers, directors and 10% security holders), which shares will be subject to the resale limitations of Rule 144 promulgated under the Securities Act.

We have not paid any dividends and do not anticipate paying dividends in the foreseeable future

A predecessor of Applied NeuroSolutions liquidated most of its assets and paid a dividend to its shareholders in August 2001. We have not paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Investors who require dividend income should not rely on an investment in our common stock to provide such dividend income. Potential income to investors in our common stock would only come from any rise in the market price of our common stock, which is uncertain and unpredictable.

A limited market for our common stock and "Penny Stock" rules may make buying or selling our common stock difficult

Our common stock presently trades in the over-the-counter market on the OTC Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our securities. In addition, our common stock is subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. The SEC regulations generally define a penny stock to be an equity that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. Moreover, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to transactions prior to sale. Regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their shares in the secondary market.

Our internal controls may not be adequate

Although we have performed an internal review of our controls and procedures and deemed them to be effective, Section 404 of the Sarbanes Oxley Act of 2002 ("Section 404") requires significant additional procedures and review processes.
Section 404 requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-KSB for the year ending December 31, 2006. In addition, our independent auditors must report on management's evaluation of those controls. The additional costs associated with this process may be significant. Our internal controls under Section 404 may not be adequate. We are beginning the process of documenting and testing our system of internal controls to provide the basis for our report. However, at this time, due to ongoing evaluation and testing, no assurance can be given that there may not be significant deficiencies or material weaknesses that would be required to be reported.


ITEM 2. DESCRIPTION OF PROPERTY

      We lease approximately 7,500 square feet of office and laboratory space in Vernon Hills, Illinois at an annual rental of approximately $120,000. We believe that we can acquire additional space, if needed, on acceptable terms.

      Prior to 2004, we leased approximately 2,000 square feet of laboratory space in Lyon, France at an annual rental of 12,715 Euros, or approximately $16,000. The lease ended on December 31, 2003. We exited this laboratory space in France in early 2004.

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

      The following table sets forth the range of high and low bid quotations for our common stock, and our predecessor's common stock, from January 1, 2003 through December 31, 2004, and for each of the quarterly periods indicated as reported by the OTC Bulletin Board. Bid quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions.

                                                          High          Low
2003:
   First quarter.................................       $   0.30     $   0.10
   Second quarter................................           0.25         0.10
   Third quarter.................................           0.32         0.15
   Fourth quarter................................           0.44         0.22

2004:
   First quarter.................................       $   0.59     $   0.24
   Second quarter................................           0.34         0.20
   Third quarter.................................           0.23         0.15
   Fourth quarter................................           0.38         0.14


      As of March 18, 2005, we had approximately 600 record holders of our common stock.

      No dividends were paid in 2003 and 2004. There are no restrictions on the payment of dividends. We do not intend to pay dividends for the foreseeable future.

      The securities of APNS that were issued or sold by us, since March 15, 2001 and were not registered with the SEC are described below. All of these issuances were made in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933. We filed an SB-2 registration statement in July 2004 and an S-8 registration statement in December 2004.

      In January 2004, we issued 200,000 warrants to Equity Communications LLC, in lieu of compensation, for investor relations and business consulting services valued at $42,705. These warrants have an exercise price of $0.20 per share, and expire in January 2009. The Company's issuance of the warrants to Equity Communications was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

      In February 2004, we issued to accredited investors 32,000,000 shares of common stock and five year warrants to purchase an additional 32,000,000 shares of our common stock for $0.30 per share for $8,000,000 ($7,340,000 proceeds net of commissions and legal fees). Upon closing the private placement, accredited investors holding convertible bridge loans, converted those loans plus accrued interest at conversion rate of $0.25 per share and 1.1 warrants into shares of our common stock and warrants. We issued to those accredited investors upon conversion of the convertible debt 10,440,714 shares of our common stock and 11,484,795 five-year warrants to purchase shares of our common stock at $0.30 per share. In connection with this transaction, we also paid to the placement agent, and selected dealers, commissions of $560,000 in cash and issued to the placement agent, and selected dealers, five-year warrants to purchase 3,200,000 shares of our common stock at $0.30 per share.

      In February 2004, we issued 400,000 shares of common stock and 400,000 warrants to Sunrise Securities, in lieu of compensation, for financial advisory and business consulting services valued at $269,426. These warrants have an exercise price of $0.30 per share, and expire in February 2009. The Company's issuance of the shares of common stock and the warrants to these consultants was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

      In February 2004, we issued 100,000 shares of common stock to Virtual Concepts, in lieu of compensation, for financial advisory and business consulting services valued at $40,000. The Company's issuance of the shares of common stock to Virtual Concepts was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

      In November 2004, we issued 100,000 shares of common stock to Dr. Peter Davies, our founding scientist, in lieu of compensation, for scientific consulting services valued at $25,000. The Company's issuance of the shares of common stock to Dr. Davies was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

Securities authorized for issuance under equity compensation plans

      In October 2002, the Board of Directors approved a Stock Option Plan (the "Plan") under which officers, employees, directors and consultants may be granted incentive or non-qualified stock options to acquire common stock. The incentive stock options granted under the Plan are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986. The exercise price of each option is no less than the market price of the Company's stock on the date of the grant, and an option's maximum term is ten years. Options typically vest over a four year period. The Plan calls for a maximum of 12,000,000 options to purchase shares of Common Stock. The Plan was approved by shareholders in 2003. A registration statement, Form S-8, was filed in December 2004, registering the stock option plan.

      The following table summarizes outstanding options under our Stock Option Plan as of December 31, 2004. Options granted in the future under the Plan are within the discretion of our Compensation Committee and therefore cannot be ascertained at this time.

---------------------------------------------------------------------------------------------------------------
                                            (a)                      (b)                       (c)
                                                                                      Number of Securities
                                                                                     Remaining Available for
                                                                                      Future Issuance Under
                                  Number of Securities to     Weighted-Average         Equity Compensation
                                  be Issued Upon Exercise     Exercise Price of    Plans (excluding securities
         Plan Category            of Outstanding Options     Outstanding Options    Reflected in column (a))
---------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders           10,039,636                    $0.19                  1,960,364
---------------------------------------------------------------------------------------------------------------

Equity compensation plans
not approved by security
holders                                       -0-                    N/A                         -0-
---------------------------------------------------------------------------------------------------------------

                 Total                 10,039,636                    $0.19                 1,960,364
---------------------------------------------------------------------------------------------------------------

      Our only equity compensation plan is the Applied NeuroSolutions, Inc. (formerly Hemoxymed, Inc.) 2003 Stock Option Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

      We are a development stage biopharmaceutical company engaged in the development of diagnostics to detect, and therapeutics to treat, Alzheimer's disease. Our principal development programs, and plan of operation for each, are as follows:

      o CSF-Based Diagnostic - We are about to begin the clinical testing for our lead product, a cerebrospinal fluid ("CSF") based diagnostic test to detect whether a person has AD. This diagnostic, based upon the detection of a certain AD associated protein found in the cerebrospinal fluid ("CSF") of AD patients, has achieved an overall sensitivity and specificity in the range of 85% to 95%. This is based on extensive testing differentiating AD patients from patients with other neurological diseases, patients with other relevant forms of dementia and normal controls. It is anticipated that the PMA process, including the final clinical study, will commence in the third quarter of 2005.

      o Serum-Based Diagnostic - We are developing a second-generation, serum-based diagnostic test to detect AD that will be easier to perform and less expensive to use. The potential U.S. market for the serum-based test, which could be utilized as a general screening test for AD, is estimated to be in excess of $1 billion. This diagnostic, based upon the detection of an immune response to the development of AD associated proteins in the blood, has achieved an overall sensitivity and specificity in the mid-70% range. We believe that because of the convenience of testing blood, this diagnostic has the potential to become a screening test with very broad application.

      o AD Therapeutic Compound Screening Assay - We are also involved in the discovery and development of therapeutics to treat Alzheimer's disease based upon a unique theory developed by Peter Davies, Ph.D., our founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer's Disease Research at Albert Einstein College of Medicine ("AECOM"). As a result of Dr. Davies' research, we are involved in the discovery and development of a unique therapeutic that may represent the first therapy able to stop the progression of AD. This screening assay targets a component of the biological pathway that leads to the development of the two principal AD pathologies, neurofibrillary tangles and amyloid plaques. More importantly, the assay allows high-throughput testing of compounds that inhibit this disease-causing pathway leading potentially to the discovery of the first drugs to stop the progression of Alzheimer's disease. Initial results using this screening assay have identified active compounds that are the subject of further development. We hope to select a lead compound for pre-clinical testing within one year.

      o Transgenic Mice - Through a collaboration between Dr. Davies, and a researcher at Nathan Kline Institute, a transgenic mouse has been developed that models the tau pathology of Alzheimer's disease. These transgenic mice are the first animal model known to develop paired helical filaments (PHF's), the building blocks of neurofibrillary tangles, and could be useful in testing the efficacy of therapeutic compounds. We are currently exploring opportunities to license the use of the transgenic mice to pharmaceutical companies. AECOM and an agency of the State of New York that oversees NKI each have a 50% interest in these transgenic mice. Through our licenses with AECOM, we have rights to AECOM's 50% interest in these transgenic mice. We and NKI plan to offer these mice to researchers and will share in any revenue derived from any license according to their percentage of ownership. The terms of our arrangement with NKI with respect to the transgenic mice were finalized in March 2005.

      We incurred research and development costs of $1,545,469 in 2004 and $1,486,365 in 2003, excluding costs related to variable accounting for stock options and other costs associated with the issuance of equity instruments. Virtually all of our research and development costs are internal costs and license costs which are not specifically allocated to any of our research and development projects. We anticipate that our cash balances as of December 31, 2004, coupled with anticipated funds received from operations, will be sufficient to cover our planned research and development activities, general operating expenses, and CSF-based diagnostic assay clinical costs through April 30, 2006. We will need additional funding during the second quarter of 2006 to cover operations, and to fund clinical costs of any additional products in development, and to expand our therapeutic program. If additional funding is not obtained, we will not be able to fund clinical costs of any other programs, and will have to minimize or eliminate our therapeutic program. This would have a material adverse effect on our operations and our prospects.

      As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

      As of December 31, 2004, we had cash of $3,565,590. These funds should be sufficient to satisfy our cash requirements through March 2006. The cash on hand will be used for ongoing research and development, working capital, advancement of the CSF-based diagnostic into the FDA regulatory process, general corporate purposes and possibly for acquisitions of complementary companies or technologies.

      We do not anticipate the purchase, lease or sale of any significant property and equipment during 2005. We do not anticipate any significant changes in our employee count during 2005.

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

      Simultaneous with these efforts, we plan to commit additional resources to furthering the completion of the development of the serum-based diagnostic to detect AD. We also plan to continue to advance the discovery and preclinical development of the AD therapeutic program utilizing the in-vitro screen, directed towards the identification of a novel lead compound. It is anticipated that we would subsequently license the lead compound and/or the AD screen to a large pharmaceutical company.

      In December 2004, we announced a non-exclusive license agreement with bioMerieux, S.A., a leading international diagnostics group, with the aim of bringing to market on a worldwide basis a definitive biologic test for the diagnosis of AD. The licensing agreement, including all milestones, can be worth in excess of $5 million, plus substantial royalties. There can be no assurances that any milestones will be achieved or that we will receive any additional payments from this agreement. The agreement grants bioMerieux an option to further evaluate our technology before going forward.

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

Critical Accounting Policies and Estimates

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

      On an on-going basis, our management evaluates its estimates and judgments, including those related to tax valuation and equity compensation. Our management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition

      We generate revenues from research agreements and grants and recognize these revenues when earned. Grant revenues represent funds received from certain government agencies for costs expended to further research on the subject of the grant. For arrangements that contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items if probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit. Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition".

Research and Development

      All research and development costs are expensed as incurred and include salaries of, and expenses related to, employees and consultants who conduct research and development. The Company has entered into arrangements whereby the Company will obtain research reimbursement in the form of funds received to partially reimburse the Company for costs expended.

Net deferred tax asset valuation allowance

      We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of its valuation, assumptions and estimates are required such as our ability to generate future taxable income. In the event that we were to determine that we would be able to realize its deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Since inception, we have concluded that the more likely than not criteria of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, has not been met and accordingly, we have recorded a valuation allowance for all our deferred income taxes for all periods presented.

Equity Compensation

      We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, and related interpretations, in accounting for its fixed plan stock options awarded to employees. Accordingly, compensation expense is recorded on the grant date only if the current market price of the underlying stock exceeds the exercise price.

      We apply Statement of Financial Accounting Standards (SFAS) No. 123 and EITF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" for its options awarded to non-employee consultants. To determine fair value, management is required to make assumptions such as the expected volatility and expected life of the instruments.

Results of Operations

      The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in Item 7.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

      The Company recognized $253,000 of revenues in 2004 from the completion of one research agreement and miscellaneous revenues. No revenues were recognized in 2003.

Research and development

      Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the year ended December 31, 2004 decreased 15% or $282,127 from $1,828,285 for the year ended December 31, 2003, to $1,546,158 for the year ended December 31, 2004. Below is a summary of our most significant research and development expenses:

---------------------------------------------------------------------------------------------------------------------
                                                                                                         Increase
---------------------------------------------------------------------------------------------------------------------
                                Expense                                       2004          2003        (Decrease)
                                -------                                       ----          ----        ----------
---------------------------------------------------------------------------------------------------------------------
Compensation, taxes and benefits                                              $773,932       $600,879       $173,053
---------------------------------------------------------------------------------------------------------------------
Research funding and consulting                                                472,290        571,210       (98,920)
---------------------------------------------------------------------------------------------------------------------
French subsidiary expense                                                      193,117        178,608         14,509
---------------------------------------------------------------------------------------------------------------------
Rent, telephone and utilities                                                  105,338        105,294             44
---------------------------------------------------------------------------------------------------------------------
Variable accounting for stock options                                              689        270,455      (269,766)
---------------------------------------------------------------------------------------------------------------------
Expense for stock options and other equity instruments issued                        -         71,465       (71,465)
---------------------------------------------------------------------------------------------------------------------
Other research and development expenses, net of reimbursements                     792         30,374       (29,582)
                                                                                   ---         ------       --------
---------------------------------------------------------------------------------------------------------------------
Total Research and Development Expenses                                     $1,546,158     $1,828,285     ($282,127)
                                                                            ==========     ==========     ==========
---------------------------------------------------------------------------------------------------------------------

      We have certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of our common stock increases, which may be reversed if the price subsequently declines. Included in research and development expense in 2004, was non-cash compensation expense of $689 for variable accounting for stock options compared to $270,455 in 2003. The decrease was also caused by an expense for equity instruments issued in 2003 of $71,465. None were issued in 2004. Research funding and consulting decreased due to the end of a research agreement in 2003 with University of British Columbia, that was partially offset by a full year of regulatory consulting fees in 2004. This decrease was offset by an increase in compensation and related costs due to an increase in scientific headcount, one added in September 2003 and one added in February 2004, plus higher than typical compensation increases due to minimal increases over the last few years as funding was very tight. In addition, increases were given to certain employees who took on additional responsibilities after our former CEO resigned in September 2004. French subsidiary expense increased in 2004 due to the costs to terminate the activities of the French subsidiary. There will be no costs related to the French subsidiary going forward. Our management estimates that it has been expending approximately $130,000 to $150,000 per month for research and development activities. This excludes the effect of variable accounting for its equity instruments. This amount is anticipated to increase substantially in 2005 as our CSF-based diagnostic assay progresses through clinical trials towards regulatory approval, and the level of activity in our other development programs increases. The amount of our actual research and development expenditures, however, may fluctuate from  quarter-to-quarter  and year-to-year  depending on:
(1) the resources available; (2) our development schedule; (3) results of studies, clinical trials and regulatory decisions; and (4) competitive developments.



General and administration

      General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the year ended December 31, 2004 increased 21% or $287,469, from $1,364,446 for the year ended December 31, 2003 to $1,651,915 for the year ended December 31, 2004. Below is a summary of our most significant general and administrative expenses:

---------------------------------------------------------------------------------------------------------------------
                                                                                                         Increase
---------------------------------------------------------------------------------------------------------------------
                                Expense                                       2004          2003        (Decrease)
                                -------                                       ----          ----        ----------
---------------------------------------------------------------------------------------------------------------------
Compensation, taxes and benefits                                              $512,815       $444,759        $68,056
---------------------------------------------------------------------------------------------------------------------
Consulting                                                                     354,804         63,500        291,304
---------------------------------------------------------------------------------------------------------------------
Professional fees                                                              332,005        135,983        196,022
---------------------------------------------------------------------------------------------------------------------
Rent, telephone and utilities                                                   47,729         43,502          4,227
---------------------------------------------------------------------------------------------------------------------
Variable accounting for stock options                                              849        333,645      (332,796)
---------------------------------------------------------------------------------------------------------------------
Expense for stock options and other equity instruments issued                        -          9,509        (9,509)
---------------------------------------------------------------------------------------------------------------------
Expense for warrants issued and converted to shares of stock                   234,202        193,130         41,072
---------------------------------------------------------------------------------------------------------------------
Amortization of deferred financing fee                                           6,458        104,542       (98,084)
---------------------------------------------------------------------------------------------------------------------
Other general and administrative expenses                                      163,053         35,876        127,177
                                                                               -------         ------        -------
---------------------------------------------------------------------------------------------------------------------
Total General and Administrative Expenses                                   $1,651,915     $1,364,446       $287,469
                                                                            ==========     ==========       ========
---------------------------------------------------------------------------------------------------------------------

      We have certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of our common stock increases, which may be reversed if the price subsequently declines. Included in general and administrative expense in 2004, was non-cash compensation expense of $849 for variable accounting for stock options compared to a $333,645 charge in 2003. Financing fees were paid in 2003 and were being amortized over the life of the related convertible debt. This resulted in amortization expense of $6,458 in 2004 and $104,542 in 2003. These decreases were offset by an increase in consulting expense due to a full year of consulting agreements in 2004, additional consultants added in 2004, and approximately $200,000 of equity compensation given to consultants in 2004. Professional fees increased in 2004 due to additional legal and accounting fees for additional filings in 2004 and assistance with negotiations with corporate partners. Patent costs increase due to a freedom to operate study performed by our patent counsel and increased intellectual property activity. Compensation, taxes and benefits increased due to higher than typical compensation increases due to minimal increases over the last few years as funding was very tight. In addition, increases were given to certain employees who took on additional responsibilities after our former CEO resigned in September 2004. Other general and administrative expenses increased in 2004, primarily due to a market research project in 2004 and the correction in 2003 of prior year overaccruals in franchise taxes. Management estimates that it has been expending approximately $60,000 to $100,000 per month for general and administrative activities, not including the effects of variable accounting for its equity instruments and other non-cash equity expenses. This amount is anticipated to remain steady in 2005.

Other income and expense

      Interest expense for the year ended December 31, 2004 decreased 85% or $92,960, from $109,041 for the year ended December 31, 2003, to $16,081 for the year ended December 31, 2004. The decrease is primarily due to higher interest expense associated with convertible investor bridge loans in 2003 that were converted to equity in February 2004 as part of the February 2004 financing. Interest income was $36,986 in 2004 due to earnings on excess cash balances in savings accounts after the February 2004 financing, and was negligible in 2003.

      The remaining items included in other (income) expense for the year ended December 31, 2004 relate to fund raising expenses and other non-cash accounting consequences from the February 2004 private placement and the related bridge loan conversion. The accounting was required by Emerging Issues Task Force
(EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," due to the terms of our agreements for the private placement it completed in February 2004, specifically related to the potential penalties if we did not timely register the common stock underlying the warrants issued in the transaction, which did not occur until July 28, 2004. The adjustments for EITF Issue No. 00-19 had no impact on our working capital, liquidity, or business operations.

      The fair value of the warrants issued were estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. The fair value of the warrants was estimated to be $8,754,068 on the closing date of the transaction. The difference between the fair value of the warrants of $8,754,068 and the gross proceeds from the offering was classified as a non-operating expense in the Company's statement of operations in the first quarter of 2004, and included in "Gain on derivative instrument, net". The fair value of the warrants was then re-measured at March 31, 2004, June 30, 2004 and September 30, 2004 and estimated to be $2,646,853 at September 30, 2004 with the decrease in fair value due to the decrease in the market value of our common stock. The decrease in fair value of the warrants of $472,935 from June 30, 2004 to July 28, 2004 (the date the registration statement became effective) was recorded as non-operating income in our statement of operations, and included in "Gain on derivative instrument, net". The fair value of the warrants at July 28, 2004 was reclassified to additional paid in capital as of July 28, 2004.

      We paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. We also incurred $85,946 in other legal and accounting fees. We also issued a five-year warrant to purchase 3.2 million shares of our common stock at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. We allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, we initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in our consolidated balance sheet. We further recorded $10,353 of amortization expenses from these issue costs as "Costs of fund raising activities" in the statement of operations.

      We currently do not hedge foreign exchange transaction exposures. Our assets and liabilities denominated in foreign currencies are immaterial.

Net loss

      We incurred a net loss of $2,800,526 for the year ended December 31, 2004 compared to a net loss of $3,301,420 for the year ended December 31, 2003. The primary reason for the decrease in the net loss in 2004 was the revenues recognized from research agreements in 2004. In addition, net other income increased due to non-cash accounting consequences from the February 2004 private placement and the related bridge loan conversion, and the decrease in interest expense, as described above. The expense for variable accounting for stock options decreased $602,562, from $604,100 in 2003 to $1,538 in 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Research and development

      Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the year ended December 31, 2003 increased 9% or $145,876 from $1,682,409 for the year ended December 31, 2002, to $1,828,285 for the year ended December 31, 2003. Below is a summary of our most significant research and development expenses:

---------------------------------------------------------------------------------------------------------------------
                                                                                                         Increase
---------------------------------------------------------------------------------------------------------------------
                                Expense                                       2003          2002        (Decrease)
                                -------                                       ----          ----        ----------
---------------------------------------------------------------------------------------------------------------------
Compensation, taxes and benefits                                              $600,879       $630,440      ($29,561)
---------------------------------------------------------------------------------------------------------------------
Research funding and consulting                                                571,210        825,663      (254,453)
---------------------------------------------------------------------------------------------------------------------
French subsidiary expense                                                      178,608         20,736        157,872
---------------------------------------------------------------------------------------------------------------------
Rent, telephone and utilities                                                  105,294        104,114          1,180
---------------------------------------------------------------------------------------------------------------------
Variable accounting for stock options                                          270,455              -        270,455
---------------------------------------------------------------------------------------------------------------------
Expense for stock options and other equity instruments issued                   71,465         68,540          2,925
---------------------------------------------------------------------------------------------------------------------
Other research and development expenses, net of reimbursements                  30,374         32,916        (2,542)
                                                                                ------         ------        -------
---------------------------------------------------------------------------------------------------------------------
Total Research and Development Expenses                                     $1,828,285     $1,682,409       $145,876
                                                                            ==========     ==========       ========
---------------------------------------------------------------------------------------------------------------------

      We have certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of our common stock increases, which may be reversed if the price subsequently declines. Included in research and development expense in 2003, was non-cash compensation expense of $270,455 for variable accounting for stock options compared to no charge in 2002. The increase was also caused by the inclusion of our French subsidiary's operating expenses for a full year in 2003 following the merger of the Company and MGC in the third quarter of 2002. This increase was offset by a decrease in costs related to ongoing research with our licensor (AECOM) in 2003. The agreements with AECOM were amended in 2002 resulting in additional collaborator funding in 2002. Our management estimates that it has been expending approximately $130,000 to $150,000 per month for research and development activities. This excludes the effect of variable accounting for its equity instruments. This amount is anticipated to increase substantially in 2004 as our CSF-based diagnostic assay progresses through clinical trials towards regulatory approval, and the level of activity in our other development programs increases. The amount of our actual research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on: (1) the resources available; (2) our development schedule; (3) results of studies, clinical trials and regulatory decisions; and
(4) competitive developments.

General and administration

      General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the year ended December 31, 2003 increased 16% or $190,765, from $1,173,681 for the year ended December 31, 2002 to $1,364,446 for the year ended December 31, 2003. Below is a summary of our most significant general and administrative expenses:

---------------------------------------------------------------------------------------------------------------------
                                                                                                         Increase
---------------------------------------------------------------------------------------------------------------------
                                Expense                                       2003          2002        (Decrease)
                                -------                                       ----          ----        ----------
---------------------------------------------------------------------------------------------------------------------
Compensation, taxes and benefits                                              $444,759       $445,920       ($1,161)
---------------------------------------------------------------------------------------------------------------------
Consulting and professional fees                                               199,483        204,385        (4,902)
---------------------------------------------------------------------------------------------------------------------
Rent, telephone and utilities                                                   43,502         46,175        (2,673)
---------------------------------------------------------------------------------------------------------------------
Variable accounting for stock options                                          333,645              -        333,645
---------------------------------------------------------------------------------------------------------------------
Expense for stock options and other equity instruments issued                    9,509        202,019      (192,510)
---------------------------------------------------------------------------------------------------------------------
Expense for warrants issued and converted to shares of stock                   193,130        195,670        (2,540)
---------------------------------------------------------------------------------------------------------------------
Amortization of deferred financing fee                                         104,542              -        104,542
---------------------------------------------------------------------------------------------------------------------
Other general and administrative expenses                                       35,876         79,512       (43,636)
                                                                                ------         ------       --------
---------------------------------------------------------------------------------------------------------------------
Total General and Administrative Expenses                                   $1,364,446     $1,173,681       $190,765
                                                                            ==========     ==========       ========
---------------------------------------------------------------------------------------------------------------------

      We have certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of our common stock increases, which may be reversed if the price subsequently declines. Included in general and administrative expense in 2003, was non-cash compensation expense of $333,645 for variable accounting for stock options compared to no charge in 2002. Financing fees were paid in 2003 and are being amortized over the life of the related convertible debt. This resulted in amortization expense of $104,542 in 2003. These increases were partially offset by the decreased expense for stock options and other equity instruments issued from $202,019 in 2002 to $9,509 in 2003. Patent costs were lower in 2003 due to a decrease in the number of applications in 2003. Our management estimates that it has been expending approximately $60,000 to $70,000 per month for general and administrative activities, not including the effects of variable accounting for its equity instruments and other non-cash equity expenses. This amount is anticipated to increase in 2004, due to an increase in potential licensing and general corporate activities.

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

Capital resources and liquidity

      To date, we have raised equity and convertible debt financing and received research agreement revenues and grant revenues to fund our operations, and we expect to continue this practice to fund our ongoing operations. Since inception, we have raised net proceeds of approximately $36 million from private equity and convertible debt financings. We have also received approximately $1.7 million from research agreements and grant revenues.

      Our cash and cash equivalents were $3,565,590 and $72,765 at December 31, 2004 and 2003, respectively. The increase in our cash balance is due to the remaining proceeds from our financing in February 2004.

      We used cash in operating activities of $3,554,884 for the year ended December 31, 2004 versus cash used in operating activities of $1,672,297 for the year ended December 31, 2003. This increase primarily reflects the reduction of liabilities from the proceeds of our financing in February 2004. Cash used in investing activities was negligible in 2004 and 2003. Net cash provided by financing activities was $7,066,318 for the year ended December 31, 2004 versus net cash provided by financing activities of $1,550,557 for the year ended December 31, 2003. This increase primarily reflects additional funds raised in the financing in February 2004.

      We have incurred recurring losses since our inception and expect to incur substantial additional research and development costs prior to reaching profitability. We raised $8,000,000 (net proceeds of $7,354,054) in February 2004. The cash balances remaining at December 31, 2004 are expected to fund our operations through April 30, 2006.

      We incurred research and development costs of $1,545,469 in 2004 and $1,486,365 in 2003, excluding costs related to variable accounting for stock options and other costs associated with the issuance of equity instruments. The majority of our research and development costs are internal costs and license costs which are not specifically allocated to any of our research and development projects. We anticipate that our cash balances as of December 31, 2004, coupled with anticipated funds received from operations, will be sufficient to cover our planned research and development activities, general operating expenses, and CSF-based diagnostic assay clinical costs through April 30, 2006. We will need additional funding during the second quarter of 2006 to cover operations, and to fund clinical costs of any additional products in development, and to expand our therapeutic program. If additional funding is not obtained, we will not be able to fund clinical costs of any other programs, and will have to minimize or eliminate our therapeutic program.

      As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

      We currently do not have sufficient resources to complete the commercialization of all of our proposed research projects. Therefore, we will need to raise substantial additional capital prior to the second quarter of 2006 to fund our operations. We cannot be certain that any financing will be available when needed. If we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products that we believe may be beneficial to our business. We expect to continue to spend capital on:

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

      The following table summarizes the timing of these future long term contractual obligations and commitments for the next five years ending December 31:

---------------------------------------------------------------------------------------------------------------------
                                 2005           2006           2007          2008           2009
  Contractual Obligations       Year 1         Year 2         Year 3        Year 4         Year 5          Total
---------------------------------------------------------------------------------------------------------------------
Operating Leases                $100,425       $102,000        $34,000             -              -      $236,425
---------------------------------------------------------------------------------------------------------------------

Consulting Agreements with
initial terms greater than
one-year                         108,000          9,000              -             -              -       117,000
---------------------------------------------------------------------------------------------------------------------

Commitments Under
License Agreement with
AECOM                            375,000        425,000        475,000       500,000              -      1,775,000
---------------------------------------------------------------------------------------------------------------------
Total Contractual Cash
Obligations                     $583,425       $536,000       $509,000      $500,000              -     $2,128,425
---------------------------------------------------------------------------------------------------------------------

      We are obligated to continue to pay AECOM $500,000 for each year after 2008 in which the Agreements are still in effect. In addition, we are obligated to pay AECOM a percentage of all revenues we receive from selling and/or licensing any aspects of the AD technology.

Recently issued accounting statements

      In April 2003, the FASB issued SFAS No. 149, "Amendment of FASB Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003.

      In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" (FIN
46R). FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003. FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after December 15, 2004 for enterprises that are small business issuers. The Company does not expect the adoption of FIN 46R to have a material effect on its consolidated financial statements.

      In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.

ITEM 7. FINANCIAL STATEMENTS


                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
                              FINANCIAL STATEMENTS


                                    Contents

                                                                                       Page
Report of Independent Registered Public Accounting Firm..................................32

Report of Independent Registered Public Accounting Firm..................................33

Consolidated Balance Sheets as of December 31, 2004 and 2003.............................34

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003,
and 2002 and for the Cumulative Period From March 14, 1992 (inception) to December
31, 2004.................................................................................35

Consolidated Statements of Stockholders' Equity/(Deficit) for the Years Ended
December 31, 2004, 2003, and 2002 and for the Cumulative Period From March 14, 1992
(inception) to December 31, 2004.........................................................36

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003,
and 2002 and for the Cumulative Period From March 14, 1992 (inception) to December
31, 2004.................................................................................38

Notes to Consolidated Financial Statements for the Years Ended December 31, 2004,
2003, and 2002 and for the Cumulative Period From March 14, 1992 (inception) to
December 31, 2004........................................................................40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders, Audit Committee and Board of Directors
Applied NeuroSolutions, Inc. and subsidiaries
Vernon Hills, Illinois

We have audited the accompanying consolidated balance sheet of Applied NeuroSolutions, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity/(deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied NeuroSolutions, Inc. as of December 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

                                             /s/ Virchow, Krause & Company, LLP

Chicago, Illinois
March 18, 2005

             Report of Independent Registered Public Accounting Firm

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

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


                                             /s/ KPMG LLP

     Chicago, Illinois
     March 12, 2004

                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                       ----------------------------
                                                                           2004            2003
                                                                       ------------    ------------
Assets
Current assets:
   Cash ............................................................   $  3,565,590    $     72,765
   Accounts receivable .............................................        353,550          50,730
   Prepaids and other current assets ...............................         25,539          52,709
                                                                       ------------    ------------
     Total current assets ..........................................      3,944,679         176,204
                                                                       ------------    ------------

Property and equipment:
   Equipment and leaseholds ........................................      2,102,752       2,084,143
   Accumulated depreciation and amortization .......................     (2,076,670)     (2,063,247)
                                                                       ------------    ------------
     Net property and equipment ....................................         26,082          20,896
                                                                       ------------    ------------

Other assets:
   Deposits ........................................................         15,493          15,133
   Deferred financing costs ........................................             --           6,458
                                                                       ------------    ------------
     Total other assets ............................................         15,493          21,591
                                                                       ------------    ------------

        Total assets ...............................................   $  3,986,254    $    218,691
                                                                       ============    ============

Liabilities and Stockholders' Equity / (Deficit)
Current liabilities:
   Accounts payable ................................................   $    108,007    $    301,308
   Loans payable ...................................................             --       2,673,991
   Capital lease payable, current portion ..........................          4,385           3,736
   Deferred research agreement revenues ............................        450,000         275,000
   Accrued wages ...................................................             --         293,310
   Accrued collaborator payments ...................................             --         253,667
   Accrued consultant fees .........................................         36,300         235,100
   Accrued vacation wages ..........................................         45,171          49,926
   Other accrued expenses ..........................................         77,709         280,387
                                                                       ------------    ------------
     Total current liabilities .....................................        721,572       4,366,425
                                                                       ------------    ------------

Long term liabilities:
   Capital lease payable, net of current portion ...................          1,211           5,596
                                                                       ------------    ------------
     Total long term liabilities ...................................          1,211           5,596
                                                                       ------------    ------------

Stockholders' equity / (deficit):
   Preferred stock, par value $0.0025: authorized shares, 5,000,000;
     none issued and outstanding ...................................             --              --
                                                                       ------------    ------------
   Common stock, par value $0.0025: authorized shares, 200,000,000;
     90,765,106 and 47,724,392 issued shares, 90,741,812 and
     47,701,098 outstanding shares .................................        226,855         119,253
   Treasury stock, 23,294 shares held in treasury ..................        (10,614)        (10,614)
   Additional paid in capital ......................................     41,639,914      31,530,189
   Deficit accumulated during the development stage ................    (38,592,684)    (35,792,158)
                                                                       ------------    ------------
   Total stockholders' equity / (deficit) ..........................      3,263,471      (4,153,330)
                                                                       ------------    ------------

        Total liabilities and stockholders' equity / (deficit) .....   $  3,986,254    $    218,691
                                                                       ============    ============

          See accompanying notes to consolidated financial statements.

                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Period from March
                                                                                               14, 1992
                                                                                            (inception) to
                                                       Year Ended December 31,               December 31,
                                             --------------------------------------------
                                                 2004            2003            2002            2004
                                             ------------    ------------    ------------    ------------
Research agreement revenues ..............   $    253,000    $         --    $         --    $    753,000
Grant revenues ...........................             --              --              --         669,022
                                             ------------    ------------    ------------    ------------
      Total revenues .....................        253,000              --              --       1,422,022
                                             ------------    ------------    ------------    ------------

Operating expenses:
   Research and development ..............      1,546,158       1,828,285       1,682,409      25,371,200
   General and administrative ............      1,651,915       1,364,446       1,173,681      10,965,207
   Loss on impairment of intangible assets             --              --              --         411,016
   Loss on writedown of leasehold
     improvements ........................             --              --              --       1,406,057
                                             ------------    ------------    ------------    ------------
      Total operating expenses ...........      3,198,073       3,192,731       2,856,090      38,153,480
                                             ------------    ------------    ------------    ------------

Operating loss ...........................     (2,945,073)     (3,192,731)     (2,856,090)    (36,731,458)
                                             ------------    ------------    ------------    ------------

Other (income) expense:
   Interest expense ......................         16,081         109,041          22,349         484,857
   Interest income .......................        (36,986)           (352)           (136)       (741,725)
   Amortization of debt discount .........             --              --           7,379         272,837
   Beneficial conversion of debt to equity             --              --          44,273         274,072
   Inducement to convert debt to equity ..             --              --              --       1,631,107
   Cost of fund raising activities .......         62,582              --              --          62,582
   Loss on extinguishments of debt .......      4,707,939              --              --       4,707,939
   Gain on derivative instruments, net ...     (4,894,163)             --              --      (4,894,163)
   Net other (income) expense ............             --              --              --          63,720
                                             ------------    ------------    ------------    ------------
     Total other (income) expense ........       (144,547)        108,689          73,865       1,861,226
                                             ------------    ------------    ------------    ------------

Net loss .................................     (2,800,526)     (3,301,420)     (2,929,955)    (38,592,684)

   Less: Fair value of induced preferred
     stock conversion ....................             --              --              --      (1,866,620)
                                             ------------    ------------    ------------    ------------
 Net loss attributable to common
     shareholders ........................   $ (2,800,526)   $ (3,301,420)   $ (2 929,955)   $(40,459,304)
                                             ============    ============    ============    ============

Basic and diluted loss per common share:
   Net loss attributable to common
     shareholders per share - basic ......        $(0 03)        $ (0 07)        $ (0 10)        $ (2 30)
                                             ============    ============    ============    ============
   Net loss attributable to common
     shareholders per share - diluted ....        $(0 03)        $ (0 07)        $ (0 10)        $ (2 30)
                                             ============    ============    ============    ============
   Weighted average shares - basic .......     87,080,086      47,701,098      28,047,014      17,569,193
                                             ============    ============    ============    ============
   Weighted average shares - diluted .....     87,080,086      47,701,098      28,047,014      17,569,193
                                             ============    ============    ============    ============

See accompanying notes to consolidated financial statements

                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / (DEFICIT)
       FOR THE PERIOD FROM MARCH 14, 1992 (INCEPTION) TO DECEMBER 31, 2004




                                                                   Common        Treasury
                                                   Shares           Stock          Stock
                                                ------------    ------------    ------------
Issuance of Common Stock ....................        372,682    $        932    $         --
Net loss ....................................             --              --              --
                                                ------------    ------------    ------------
Balance at December 31, 1992 ................        372,682             932              --
Issuance of Common Stock ....................        434,793           1,087              --
Issuance of Preferred Stock, subsequently
   converted to Common Stock ................        165,936             415              --
Issuance of Preferred Stock, subsequently
   converted to Common Stock ................        762,066           1,905              --
Issuance of Common Stock upon conversion of
   note and accrued interest ................        368,322             921              --
Net loss ....................................             --              --              --
                                                ------------    ------------    ------------
Balance at December 31, 1993 ................      2,103,799           5,260              --
Issuance of Preferred Stock, subsequently
   converted to Common Stock ................        533,020           1,333              --
Retirement of Common Stock ..................         (1,887)             (5)             --
Net loss ....................................             --              --              --
                                                ------------    ------------    ------------
Balance at December 31, 1994 ................      2,634,932           6,588              --
Issuance of Preferred Stock, subsequently
   converted to Common Stock ................        493,801           1,235              --
Issuance of Preferred Stock upon conversion
   of bridge loan and accrued interest,
   subsequently converted to Common Stock
                                                     689,179           1,723              --
Net loss ....................................             --              --              --
                                                ------------    ------------    ------------
Balance at December 31, 1995 ................      3,817,912           9,546              --
Issuance of Preferred Stock, subsequently
   converted to Common Stock ................      4,957,145          12,393              --
Issuance of Common Stock ....................         31,802              80              --
Net loss ....................................             --              --              --
                                                ------------    ------------    ------------
Balance at December 31, 1996 ................      8,806,859          22,019              --
Issuance of Common Stock in connection with
   acquisition of intangible assets .........        131,682             329              --
Net loss ....................................             --              --              --
                                                ------------    ------------    ------------
Balance at December 31, 1997 ................      8,938,541          22,348              --
Net loss ....................................             --              --              --
                                                ------------    ------------    ------------
Balance at December 31, 1998 ................      8,938,541          22,348              --
Net loss ....................................             --              --              --
                                                ------------    ------------    ------------
Balance at December 31, 1999 ................      8,938,541          22,348              --
Issuance of Preferred Stock, subsequently
   converted to Common Stock ................      1,466,495           3,666              --
Issuance of warrants to purchase shares of
   Common Stock .............................             --              --              --

                                                                  Deficit
                                                                 Accumulated         Total
                                                  Additional      During the     Stockholders'
                                                   Paid in       Development        Equity
                                                   Capital          Stage          (Deficit)
                                                 ------------    ------------    ------------
Issuance of Common Stock ....................    $       (332)   $         --    $        600
Net loss ....................................              --        (922,746)       (922,746)
                                                 ------------    ------------    ------------
Balance at December 31, 1992 ................            (332)       (922,746)       (922,146)
Issuance of Common Stock ....................            (387)             --             700
Issuance of Preferred Stock, subsequently
   converted to Common Stock ................       1,201,750              --       1,202,165
Issuance of Preferred Stock, subsequently
   converted to Common Stock ................       5,640,172              --       5,642,077
Issuance of Common Stock upon conversion of
   note and accrued interest ................       2,964,005              --       2,964,926
Net loss ....................................              --      (4,875,845)     (4,875,845)
                                                 ------------    ------------    ------------
Balance at December 31, 1993 ................       9,805,208      (5,798,591)      4,011,877
Issuance of Preferred Stock, subsequently
   converted to Common Stock ................       4,006,404              --       4,007,737
Retirement of Common Stock ..................         (13,663)             --         (13,668)
Net loss ....................................              --      (6,154,275)     (6,154,275)
                                                 ------------    ------------    ------------
Balance at December 31, 1994 ................      13,797,949     (11,952,866)      1,851,671
Issuance of Preferred Stock, subsequently
   converted to Common Stock ................         748,765              --         750,000
Issuance of Preferred Stock upon conversion
   of bridge loan and accrued interest,
   subsequently converted to Common Stock
                                                    1,005,840              --       1,007,563
Net loss ....................................              --      (2,191,159)     (2,191,159)
                                                 ------------    ------------    ------------
Balance at December 31, 1995 ................      15,552,554     (14,144,025)      1,418,075
Issuance of Preferred Stock, subsequently
   converted to Common Stock ................       6,864,881              --       6,877,274
Issuance of Common Stock ....................          96,524              --          96,604
Net loss ....................................              --      (2,591,939)     (2,591,939)
                                                 ------------    ------------    ------------
Balance at December 31, 1996 ................      22,513,959     (16,735,964)      5,800,014
Issuance of Common Stock in connection with
   acquisition of intangible assets .........         399,671              --         400,000
Net loss ....................................              --      (2,040,092)     (2,040,092)
                                                 ------------    ------------    ------------
Balance at December 31, 1997 ................      22,913,630     (18,776,056)      4,159,922
Net loss ....................................              --      (2,549,920)     (2,549,920)
                                                 ------------    ------------    ------------
Balance at December 31, 1998 ................      22,913,630     (21,325,976)      1,610,002
Net loss ....................................              --      (1,692,356)     (1,692,356)
                                                 ------------    ------------    ------------
Balance at December 31, 1999 ................      22,913,630     (23,018,332)        (82,354)
Issuance of Preferred Stock, subsequently
   converted to Common Stock ................         983,614              --         987,280
Issuance of warrants to purchase shares of
   Common Stock .............................          83,406              --          83,406




                                                                                Common         Treasury
                                                                 Shares          Stock           Stock
                                                              ------------    ------------    ------------
Extension of warrants to purchase shares of
   Common Stock ...........................................             --              --              --
Stock options granted to non-employees ....................             --              --              --
Net loss ..................................................             --              --              --
                                                              ------------    ------------    ------------
Balance at December 31, 2000 ..............................     10,405,036          26,014              --
Issuance of Common Stock upon conversion of
 bridge loans/accrd  int ..................................      4,474,649          11,185              --
Issuance of Common Stock ..................................        580,726           1,452              --
Stock options granted to non-employees ....................             --              --              --
Issuance of warrants to purchase shares of
   Common Stock ...........................................             --              --              --
Options reissued to adjust exercise term ..................             --              --              --
Beneficial conversion feature of
   convertible debt .......................................             --              --              --
Induced conversion of convertible debt ....................             --              --              --
Net loss ..................................................             --              --              --
                                                              ------------    ------------    ------------
Balance at December 31, 2001 ..............................     15,460,411          38,651              --
Issuance of Common Stock upon conversion of
   bridge loans, accrued interest, other
   payables and as payment for services
                                                                 7,201,971          18,005              --
Issuance of Common Stock upon conversion of
   warrants ...............................................        156,859             392              --
Stock options granted to non-employees ....................             --              --              --
Repurchase of Common Stock ................................        (23,294)            (58)        (10,614)
Merger between the Company and Molecular
   Geriatrics Corporation .................................     24,905,151          62,263              --
Issuance of warrants to purchase shares of
   Common Stock ...........................................             --              --              --
Net loss ..................................................             --              --              --
                                                              ------------    ------------    ------------
Balance at December 31, 2002 ..............................     47,701,098         119,253         (10,614)
Variable accounting for stock options .....................             --              --              --
Stock options granted to non-employees ....................             --              --              --
Issuance of warrants to purchase shares of
   common stock ...........................................             --              --              --
Net loss ..................................................             --              --              --
                                                              ------------    ------------    ------------
Balance at December 31, 2003 ..............................     47,701,098         119,253         (10,614)
Issuance of units in private placement ....................     32,000,000          80,000              --
Issuance of placement agent warrants ......................             --              --              --
Issuance of units upon conversion of bridge
   loans ..................................................     10,440,714          26,102              --
Issuance of common stock for services .....................        200,000             500              --
Issuance of units for services ............................        400,000           1,000              --
Issuance of warrants to purchase shares of
   common stock ...........................................             --              --              --
Variable accounting for stock options .....................             --              --              --
Net loss ..................................................             --              --              --
                                                              ------------    ------------    ------------
Balance at December 31, 2004 ..............................     90,741,812    $    226,855    $    (10,614)
                                                              ============    ============    ============

                                                                               Deficit
                                                                              Accumulated         Total
                                                               Additional      During the     Stockholders'
                                                                Paid in       Development        Equity
                                                                Capital          Stage          (Deficit)
                                                              ------------    ------------    ------------
Extension of warrants to purchase shares of
   Common Stock ...........................................        154,685              --         154,685
Stock options granted to non-employees ....................        315,976              --         315,976
Net loss ..................................................             --      (2,395,538)     (2,395,538)
                                                              ------------    ------------    ------------
Balance at December 31, 2000 ..............................     24,451,311     (25,413,870)       (936,545)
Issuance of Common Stock upon conversion of
 bridge loans/accrd  int ..................................      2,027,696              --       2,038,881
Issuance of Common Stock ..................................        211,048              --         212,500
Stock options granted to non-employees ....................         77,344              --          77,344
Issuance of warrants to purchase shares of
   Common Stock ...........................................         27,367              --          27,367
Options reissued to adjust exercise term ..................         64,033              --          64,033
Beneficial conversion feature of
   convertible debt .......................................        229,799              --         229,799
Induced conversion of convertible debt ....................      1,631,107              --       1,631,107
Net loss ..................................................             --      (4,146,913)     (4,146,913)
                                                              ------------    ------------    ------------
Balance at December 31, 2001 ..............................     28,719,705     (29,560,783)       (802,427)
Issuance of Common Stock upon conversion of
   bridge loans, accrued interest, other
   payables and as payment for services
                                                                 1,792,878              --       1,810,883
Issuance of Common Stock upon conversion of
   warrants ...............................................         35,536              --          35,928
Stock options granted to non-employees ....................          6,136              --           6,136
Repurchase of Common Stock ................................             58              --         (10,614)
Merger between the Company and Molecular
   Geriatrics Corporation .................................        (62,263)             --              --
Issuance of warrants to purchase shares of
   Common Stock ...........................................        159,934              --         159,934
Net loss ..................................................             --      (2,929,955)     (2,929,955)
                                                              ------------    ------------    ------------
Balance at December 31, 2002 ..............................     30,651,984     (32,490,738)     (1,730,115)
Variable accounting for stock options .....................        604,100              --         604,100
Stock options granted to non-employees ....................         80,975              --          80,975
Issuance of warrants to purchase shares of
   common stock ...........................................        193,130              --         193,130
Net loss ..................................................             --      (3,301,420)     (3,301,420)
                                                              ------------    ------------    ------------
Balance at December 31, 2003 ..............................     31,530,189     (35,792,158)     (4,153,330)
Issuance of units in private placement ....................      1,483,066              --       1,563,066
Issuance of placement agent warrants ......................        875,407              --         875,407
Issuance of units upon conversion of bridge
   loans ..................................................      7,292,016              --       7,318,118
Issuance of common stock for services .....................         64,500              --          65,000
Issuance of units for services ............................        268,426              --         269,426
Issuance of warrants to purchase shares of
   common stock ...........................................        124,775              --         124,775
Variable accounting for stock options .....................          1,535              --           1,535
Net loss ..................................................             --      (2,800,526)     (2,800,526)
                                                              ------------    ------------    ------------
Balance at December 31, 2004 ..............................   $ 41,639,914    $(38,592,684)   $  3,263,471
                                                              ============    ============    ============

See accompanying notes to consolidated financial statements

                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  Period from March
                                                                                                                       14, 1992
                                                                               Year Ended December 31,               (inception) to
                                                                     -------------------------------------------      December 31,
                                                                        2004             2003            2002            2004
                                                                     ------------    ------------    ------------    ------------
Cash flows from operating activities:
  Net loss .......................................................   $ (2,800,526)   $ (3,301,420)   $ (2,929,955)   $(38,592,684)

  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization .............................         13,423           8,606          18,648       2,561,763
       Non-cash expense for equity compensation ..................        434,202         311,791         836,806       2,379,241
       Non-cash expense for equity compensation
           to employees and directors ............................          1,535         566,414         264,423         832,372
       Non-cash interest expense .................................         14,844              --           7,379         105,046
       Amortization of deferred financing costs ..................          6,458         104,542              --         111,000
       Non-cash expense for beneficial conversion
           of debt ...............................................             --              --          44,273         274,072
       Non cash expense for induced conversion
           of debt ...............................................             --              --              --       1,631,107
       Non-cash expense for loss on
            extinguishments of debt ..............................      4,707,939              --              --       4,707,939
       Non-cash income for gain on derivative
            instrument, net ......................................     (4,894,163)             --              --      (4,894,163)
       Amortization of intangible assets .........................             --              --              --         328,812
       Loss on writedown of leasehold
           improvements ..........................................             --              --              --       1,406,057
       Loss on impairment of intangible assets ...................             --              --              --         411,016
       Gain on sale of equipment .................................             --              --              --            (250)
       Fund raising expense ......................................         62,582              --              --          62,582
  Changes in assets and liabilities:
       Accounts receivable .......................................       (302,820)        154,515        (202,785)       (150,260)
       Prepaids and other assets .................................         26,810          (8,031)        (45,093)        (26,314)
       Accounts payable ..........................................       (193,301)         47,025         (79,732)        204,611
       Deferred research agreement revenues ......................        175,000          75,000         200,000         450,000
       Accrued wages .............................................       (293,310)             --          15,185              --
       Accrued collaborator payments .............................       (253,667)        129,641         118,988              --
       Accrued consultant fees ...................................       (173,800)        113,300         105,600          61,300
       Accrued vacation wages ....................................         (4,755)         (1,570)         15,175          45,171
       Other accrued expenses ....................................        (81,335)        127,890          45,807         229,859
                                                                     ------------    ------------    ------------    ------------
Net cash used in operating activities ............................     (3,554,884)     (1,672,297)     (1,585,281)    (27,861,723)
                                                                     ------------    ------------    ------------    ------------

Cash flows from investing activities:
       Acquisition of investment securities ......................             --              --              --      (9,138,407)
       Redemption of investment securities .......................             --              --              --       9,138,407
       Acquisition of intangible assets ..........................             --              --              --        (339,829)
       Acquisition of equipment and
           leasehold improvements ................................        (18,609)         (8,372)             --      (3,979,765)
                                                                     ------------    ------------    ------------    ------------
   Net cash used in investing activities..........................        (18,609)         (8,372)             --      (4,319,594)
                                                                     ------------    ------------    ------------    ------------



Cash flows from financing activities:
Proceeds from issuance of Preferred Stock ......................             --              --              --      12,193,559
Proceeds from issuance of units, net of issuance
   costs .......................................................      7,354,054              --         745,000      18,971,031
Deferred financing costs incurred ..............................             --        (111,000)             --        (111,000)
Advances from (repayments to) director and
   shareholders ................................................       (200,000)        200,000              --         120,000
Principal payments under capital lease .........................         (3,736)         (2,434)             --          (6,170)
Proceeds from issuance of promissory loans payable
                                                                             --       1,463,991       1,010,000       4,438,491
Payments to shareholders for registration statement
   penalties ...................................................        (84,000)             --              --         (84,000)
Payments to repurchase Common Stock ............................             --              --         (10,614)        (10,614)
Payments received on employee stock purchase notes
   receivable ..................................................             --              --              --         235,610
                                                                   ------------    ------------    ------------    ------------
Net cash provided by financing activities ......................      7,066,318       1,550,557       1,744,386      35,746,907
                                                                   ------------    ------------    ------------    ------------

Net increase (decrease) in cash ................................      3,492,825        (130,112)        159,105       3,565,590

Cash beginning of period .......................................         72,765         202,877          43,772              --
                                                                   ------------    ------------    ------------    ------------

Cash end of period .............................................   $  3,565,590    $     72,765    $    202,877    $  3,565,590
                                                                   ============    ============    ============    ============

Supplemental cash flow information:
Cash paid for interest .........................................   $      1,237    $      1,295    $      1,706    $     41,469
                                                                   ============    ============    ============    ============

Supplemental disclosure of non-cash investing and financing activities:

Issuance of stock for prior services ...........................   $         --    $         --    $    115,000    $  4,149,521
                                                                   ============    ============    ============    ============
Intangible assets acquired in exchange for stock ...............   $         --    $         --    $         --    $    400,000
                                                                   ============    ============    ============    ============
Equipment acquired under capital lease .........................   $         --    $     11,766    $         --    $     11,766
                                                                   ============    ============    ============    ============
Issuance of stock for promissory loans payable .................   $  2,473,991    $         --    $         --    $  2,473,991
                                                                   ============    ============    ============    ============
Issuance of stock for accrued interest on promissory
   loans payable ...............................................   $    136,188    $         --    $         --    $    136,188
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

                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

      (a)   Organization and Basis of Presentation

      Applied NeuroSolutions, Inc. ("APNS") is a development stage biopharmaceutical company. Prior to 2004, the Company had two wholly-owned operating subsidiaries. One of the wholly-owned operating subsidiaries was Molecular Geriatrics Corporation ("MGC"), a development stage biopharmaceutical company incorporated in November 1991, with operations commencing in March 1992, to develop diagnostics to detect, and therapeutics to treat, Alzheimer's disease ("AD").

      The other wholly-owned operating subsidiary was Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs. We are not currently funding the development of this technology. The Company dissolved these two subsidiaries, and transferred all of their assets to APNS in 2004.

      In October 2003, the Company's shareholders approved amending the Company's Certificate of Incorporation to change the corporate name from Hemoxymed, Inc. to Applied NeuroSolutions, Inc. The name change became effective on October 30, 2003.

      On September 10, 2002, Hemoxymed, Inc. and Molecular Geriatrics Corporation ("MGC") established a strategic alliance through the closing of a merger (the "Merger"). The Merger Agreement provided that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies.

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

      The Company is subject to risks and uncertainties common to small cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations. The Company raised $8,000,000 ($7,354,054 proceeds, net of commissions and legal fees) in February 2004 to advance its various programs, including clinical development of its most advanced programs (the "offering").

      (b)   Principles of Consolidation

      Prior to 2004, the consolidated financial statements include the accounts of the Company and its subsidiaries, MGC and Hemoxymed Europe, SAS. All significant intercompany balances and transactions have been eliminated.

      (c)   Liquidity

      The Company has experienced losses since inception in addition to incurring cash outflows from operating activities for the last three years as well as since inception. The Company expects to incur substantial additional research and development costs and future losses prior to reaching profitability. These matters have raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations. In the opinion of management, this funding appears adequate to fund operations through April 30, 2006. In the future, the Company may have to seek alternative sources of capital or reevaluate its operating plans, which may include cessation of its operations, if it is unable to generate sufficient cash flows from operations. There is no assurance that additional funding will be available for the Company to finance its operations on acceptable terms, or at all.

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

      (f)   Equipment and Leasehold Improvements

      Equipment and leasehold improvements are recorded at cost. Depreciation of equipment is calculated using accelerated methods over their useful lives, approximating five to seven years. Amortization of leasehold improvements is provided on the straight-line method over the lesser of the asset's remaining useful life or the remaining lease term.

      (g)   Research and Development

      All research and development costs are expensed as incurred and include salaries of, and expenses related to, employees and consultants who conduct research and development. The Company has entered into arrangements whereby the Company will obtain research reimbursements in the form of funds received to partially reimburse the Company for costs expended. For the years ended December 31, 2004, 2003 and 2002, the Company has recorded reimbursements of $128,817, $112,494 and $52,638 against research and development expense, respectively.

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

      (i)   Stock Option Plan

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and SFAS Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                                                 Year ended December 31,
                                                                           2004            2003            2002
                                                                       ------------    ------------    ------------
Net loss:
     Net loss attributable to common shareholders, as reported         $ (2,800,526)   $ (3,301,420)   $ (2,929,955)
     Add stock-based employee compensation expense
        included in reported net loss, net of tax                             1,535         566,414         264,423
     Deduct total stock-based employee compensation
        expense determined under fair-value-based
        method for all awards, net of tax                                  (238,040)       (696,136)       (479,095)
                                                                       ------------    ------------    ------------
             Pro forma net loss attributable to common shareholders    $ (3,037,031)   $ (3,431,142)   $ (3,144,627)
                                                                       ============    ============    ============

Basic net loss attributable to common shareholders per common share:
     As reported                                                       $      (0.03)   $      (0.07)   $      (0.10)
     Pro forma                                                         $      (0.03)   $      (0.07)   $      (0.12)

         The weighted average estimated fair value of the options granted in 2004, 2003 and 2002 was $0.10, $0.09 and $0.09, respectively, based on the Black-Scholes valuation model using the following assumptions:

                                               2004 and 2003         2002
                                               -------------        -----

         Risk-free interest rate                     3.00%          3.75%
         Dividend yield                              0.00%          0.00%
         Expected volatility                        75.00%         75.00%
         Expected life in years, average               4               4

      From time to time, the Company has issued equity awards to non-employees. In these instances, the Company applies the provisions of SFAS No. 123 and EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" which results in the recognition of expense related to these awards over the vesting or service period of an amount equal to the estimated fair value of these awards at their respective measurement dates (see note 3).

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

      For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants and convertible investor bridge loans excluded from the computation because their effect is antidilutive. The Company had 10,039,636 stock options and 52,947,998 warrants outstanding to issue common stock at December 31, 2004. The Company had 9,919,636 stock options and 4,858,109 warrants outstanding to issue common stock at December 31, 2003. In addition, the Company had $2,595,331 of convertible investor bridge loans, including accrued interest, at December 31, 2003 that converted to 10,381,324 shares of common stock and 11,419,460 warrants based on the February 2004 conversion price. The Company had 4,582,636 stock options and 2,758,109 warrants outstanding to issue common stock at December 31, 2002. In addition, the Company had $1,023,594 of convertible investor bridge loans, including accrued interest, at December 31, 2002 that converted to 4,094,376 shares of common stock and 4,503,820 warrants based on the February 2004 conversion price. The year ended December 31, 2003 also included a $1,866,620 impact from the induced preferred stock conversion.

      (l)   Fair Value of Financial Instruments

      The Company's financial instruments include cash, accounts receivable, accounts payable, loans payable, and other accrued expenses. The carrying value of these financial instruments approximate their fair values due to the nature and short-term maturity of these instruments.

      (m)   Reclassifications

      Certain  amounts from prior year  consolidated  financial  statements  and
related   notes  have  been   reclassified   to  conform  to  the  current  year
presentation.

      (n)   Recent Accounting Pronouncements

      In April 2003, the FASB issued SFAS No. 149, "Amendment of FASB Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003.

      In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" (FIN
46R). FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003. FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after December 15, 2004 for enterprises that are small business issuers. The Company does not expect the adoption of FIN 46R to have a material effect on its consolidated financial statements.

      In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.

Note 2  -  Property and Equipment

         Property and equipment consist of the following:

                                   December 31, 2004  December 31, 2003
                                     --------------    --------------

Equipment                            $    2,006,373    $    1,987,764
Equipment held under capital lease           11,766            11,766
Leasehold improvements                       84,613            84,613
                                     --------------    --------------
                                          2,102,752         2,084,143
Less accumulated depreciation
   and amortization                      (2,076,670)       (2,063,247)
                                     --------------    --------------

                                     $       26,082    $       20,896
                                     ==============    ==============

      Depreciation and amortization expense amounted to $13,423, $8,606, and $18,648 for the years ended December 31, 2004, 2003, and 2002 respectively.

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

      The Company issued warrants to investors in conjunction with funds raised in February through December 2001. Compensation expense related to the issuance of these warrants was $27,367 in 2001. The majority of these warrants were converted to shares of Common Stock in the 2001 Recapitalization (see note 4). Total compensation expense of $351,811 was recognized upon the conversion of all the warrants in 2002. Of these warrants, 220,945 remain outstanding at December 31, 2004, with an exercise price of $0.15 per share. These warrants expire in December 2006.

      The Company, in September 2002 prior to the Merger date, issued 1,562,258 warrants to previous investors in the Company. These warrants have an exercise price of $0.0001 per share, and expire in September 2009.

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

      The Company issued 200,000 warrants to consultants in January 2004, in lieu of compensation, for investor relations and business consulting services and included the value of such warrants, $42,705, in general and administrative expenses for the year ended December 31, 2004. These warrants have an exercise price of $0.20 per share, and expire in September 2008.

      The Company issued 400,000 warrants to consultants in February 2004, in lieu of compensation, for financial advisory and business consulting services and included the value of such warrants, $109,426, in general and administrative expenses for the year ended December 31, 2004. These warrants have an exercise price of $0.30 per share, and expire in February 2009.

      The Company issued 43,564,795 warrants to investors in the February 2004 offering and to bridge loan investors upon conversion of their bridge loans upon closing the February 2004 offering. These warrants have an exercise price of $0.30 per share, and expire in February 2009.

      The Company issued 3,200,000 warrants to the placement agents for the February 2004 offering. These warrants have an exercise price of $0.30 per share, and expire in February 2009. These warrants were not eligible to be exercised for a one-year period from the date of grant.

      The Company issued 500,000 warrants to consultants in November 2004, in lieu of compensation, for investor relations and business consulting services and included the value of such warrants, $44,160, in general and administrative expenses for the year ended December 31, 2004. These warrants have an exercise price of $0.30 per share, and expire in November 2009.

      The Company issued 400,000 warrants to consultants in November 2004, in lieu of compensation, for financial advisory and business consulting services and included the value of such warrants, $37,910, in general and administrative expenses for the year ended December 31, 2004. These warrants have an exercise price of $0.25 per share, and expire in November 2009.

      As of December 31, 2004, the Company has reserved 52,947,998 shares of Common Stock for the exercise and conversion of the warrants described above.

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

      In September 2002, the Company repurchased 23,294 shares of Common Stock.

      In September 2002, certain shareholders of a predecessor of the Company were issued, in exchange for past services, 1,562,258 seven-year warrants exercisable at $0.0001 to purchase shares of Common Stock.

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

      In February 2004, The Company completed an $8,000,000 private placement (net proceeds of $7,354,054) in February 2004. The private placement included accredited institutional investors and accredited individuals. In conjunction with this financing, the Company issued an aggregate of 32 million units priced at $0.25 per unit to investors. Each unit consists of one share of common stock of the Company and a five-year warrant exercisable to purchase one share of common stock of the Company at an exercise price of $0.30. The warrants issued to investors are immediately exercisable.

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

      The Company paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. The Company also incurred $85,946 in other legal and accounting fees. The Company also issued a five-year warrant to purchase 3.2 million shares of common stock of the Company at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of 5 years and volatility of 75%. The Company allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, the Company initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in the Company's consolidated balance sheet. The Company further recorded $62,582 of amortization expenses from these issue costs as "Costs of fund raising activities" in the statement of operations for the year ended December 31, 2004.

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

      In February 2004, the Company issued 400,000 shares of common stock and 400,000 warrants to consultants, in lieu of compensation, for financial advisory and business consulting services valued at $269,426. Consulting expense related to the issuance of the shares of common stock was $160,000 in 2004 based on the closing price of the Company's stock on the date of issuance. Expense related to the issuance of the warrants of $109,426 was included in general and administrative expenses. These warrants have an exercise price of $0.30 per share, and expire in February 2009.

      In February 2004, the Company issued 100,000 shares of common stock to a consultant, in lieu of compensation, for financial advisory and business consulting services. Expense of $40,000 was included in general and administrative expenses.

      In November 2004, the Company issued 100,000 shares of common stock to a consultant, in lieu of compensation, for scientific consulting services. Expense of $25,000 was included in research and development expenses.

      In the event of any liquidation, dissolution or winding up of the affairs of the Company, either voluntary or involuntary, the holders of Preferred Stock are entitled to receive a liquidation preference, adjusted for combinations, consolidations, stock splits or certain issuances of Common Stock. After payment has been made to the holders of Preferred Stock of the full amounts to which they shall be entitled, the holders of the Common Stock shall be entitled to receive ratably, on a per share basis, the remaining assets. As of December 31, 2004, no Preferred Stock is outstanding. The Company has reserved 52,947,998 shares of Common Stock for the exercise and conversion of the warrants described above. Warrants were issued in connection with the initial public offering of APNS's predecessor in May 1998. These warrants expired, unexercised in May 2003.

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

      In April 2001, management issued non-qualifying stock options to two former employees to replace the incentive stock options previously granted. All terms of these options remained the same. Compensation expense of $64,033 was recorded to reflect the fair value of these options.

      In April  2001,  the  Board  of  Directors  granted  13,168  options  to a non-employee exercisable at $1.50 per share which vest monthly over a twenty-four month period. Compensation expense of $24,170 was recorded to reflect the fair value of these options.

      In July 2001, the Board of Directors granted 6,584 options to an employee exercisable at $1.50 per share which vest one-fourth per year beginning July, 2002. These options were forfeited during 2002.

      In November 2001, the Board of Directors granted 2,050,904 options exercisable at $0.30 per share which vest one-fourth immediately and one-fourth per year beginning November 2002. Non-employees were granted 144,847 of these options, which were vested immediately. Compensation expense of $53,174 was recorded to reflect the fair value of options issued to non-employees.

      In June 2002, the Board of Directors granted 434,172 options exercisable at $0.15 per share which vest one-fourth immediately and one-fourth per year beginning in June 2003. Non-employees were granted 33,430 of these options. Compensation expense of $6,136 was recorded to reflect the fair value of options issued to non-employees.

      In June 2002, the Board of Directors approved adjusting the exercise price of 4,399,052 options to $0.15 per share. This changed the accounting treatment for these stock options to variable accounting until they are exercised. For the year ended December 31, 2003, the Company recorded compensation expense under variable accounting equal to $604,100 related to these modified options. For the year ended December 31, 2002 no compensation expense had been recorded related to these modified options as the Company's stock price was below $0.15 as of December 31, 2002.

      In September 2003, the Board of Directors granted 5,337,000 options exercisable at $0.15 per share which vest one-fourth immediately and one-fourth per year beginning in September 2004. Non-employees were granted 752,000 of these options. Compensation expense of $80,975 was recorded to reflect the fair value of options issued to non-employees.

      In  November  2004,  the  Board  of  Directors   granted  120,000  options
exercisable at $0.17 per share which vest one-fourth immediately and one-fourth per year beginning in November 2005.

      As of December 31, 2004, 10,039,636 options were outstanding (7,173,373 were fully vested and exercisable) at prices ranging from $0.15 to $5.30 per share.

      A summary of the status of, and changes in, the Company's stock option plan as of and for the years ended December 31, 2004, 2003 and 2002, is presented below for all stock options issued to employees, directors and non-employees:

                             2004                           2003                         2002
                  ---------------------------   ---------------------------   ----------------------------
                                   Weighted-                     Weighted-                       Weighted-
                               Average-Exercise              Average Exercise               Average Exercise
                    Options          Price         Options         Price        Options           Price
                  ------------   ------------   ------------   ------------   ------------    ------------
Outstanding at
 beginning of
 year                9,919,636   $       0.19      4,582,636   $       0.24      4,174,628    $       0.90

Granted                120,000            .17      5,337,000            .15        434,172             .15

Reduction  in
 exercise price             --             --             --             --             --            (.59)

Exercised                   --             --             --             --             --              --

Forfeited                   --             --             --             --        (26,164)            .15
                  ------------   ------------   ------------   ------------   ------------    ------------

Outstanding at
 end of year        10,039,636   $       0.19      9,919,636   $       0.19      4,582,636    $       0.24
                  ============   ============   ============   ============   ============    ============

Options
exercisable at
end of year         7,173,373                      5,192,750                     2,995,720
                  ============                  ============                  ============

                                            December 31, 2004
           ------------------------------------------------------------------------------
                           Number                Weighted-Avg.             Number
           Exercise        Outstanding at        Remaining                 Exercisable at
           Price           Dec. 31, 2004         Contractual Life          Dec. 31, 2004
           -----           -------------         ----------------          -------------
            $0.15            9,790,370                7.3 years              7,014,107
             0.17              120,000                9.8 years                 30,000
             1.00               39,741                1.1 years                 39,741
             1.50               14,814                6.1 years                 14,814
             2.00               25,019                2.9 years                 25,019
             5.30               49,692                1.1 years                 49,692
                                ------                                          ------
                            10,039,636                                       7,173,373
                            ==========                                       =========

Note 6  -  Loans Payable

         Loans payable consist of the following:

                                    December 31, 2004    December, 31, 2003
                                    -----------------    ------------------
       Convertible Investor
           Bridge Loans                      $-0-           $2,473,991

       Advances from Shareholders              --              200,000
                                               --           ----------

                                             $-0-           $2,673,991
                                             ====           ==========

      The convertible investor bridge loans, plus any unpaid, accrued interest, were converted into Common Stock in conjunction with the February 2004 private placement (see Note 4 - Stockholders' Equity). Accrued interest on these loans at December 31, 2004 and 2003 was $0 and $121,340, respectively.

      The advances from shareholders at December 31, 2003 were repaid in cash from the proceeds of the February 2004 private placement.

Note 7 - Employee Savings Plan

      The Company sponsors a defined contribution benefit plan (the "Savings Plan") which qualifies under Section 401(k) of the Internal Revenue Code. The Savings Plan covers all eligible employees who are eighteen years of age and have completed six months of service with the Company. Employee contributions to the Savings Plan are based on percentages of employee compensation plus a discretionary matching contribution by the Company. Vesting in the Company's contributions is based on length of service over a five-year period. The Company amended the Savings Plan, effective January 1, 2001, to increase the Company match from 50% to 100% of the first 5% of an employee's deferral, subject to certain limitations. Contributions by the Company for the years ended December 31, 2004, 2003 and 2002 were $58,339, $42,725, and $39,552, respectively.
Contributions of $82,277 were accrued as of December 31, 2003 and paid in 2004.

Note 8 - Income Taxes

      No Federal or state income taxes have been provided for in the accompanying consolidated financial statements because of net operating losses incurred to date and the establishment of a valuation allowance equal to the amount of the Company's deferred tax assets. At December 31, 2004, the Company has net operating loss and research and development credit carryforwards for Federal income tax purposes of approximately $33,000,000 and $825,000, respectively. These carryforwards expire between 2007 and 2024. Changes in the Company's ownership may cause annual limitations on the amount of loss and credit carryforwards that can be utilized to offset income in the future.

      The net deferred tax assets as of December 31, 2004 and 2003 are summarized as follows:

                                        December 31, 2004    December 31, 2003
                                        -----------------    -----------------

Deferred tax assets:

    Depreciation                         $        230,000    $       250,000
    Net operating loss carryforwards           13,300,000         12,150,000
    Tax credit carryforwards                      825,000            770,000
                                         ----------------    ---------------
                                               14,355,000         13,170,000
Valuation allowance                           (14,355,000)       (13,170,000)
                                         ----------------    ---------------
       Net deferred income taxes         $             --    $            --
                                         ================    ===============

      The net change in the valuation allowance during 2004, 2003 and 2002 was an increase of $1,185,000, $1,041,000, and $1,019,000, respectively.

Note 9 - Commitments and Contingencies

      Operating Lease

      The Company operates out of a laboratory and office facility in Vernon Hills, Illinois. The original lease term was for sixty-three months through May 14, 2002 and included a renewal option for two additional five-year periods. In May 2002, the lease was extended for a five- year period.

      Future minimum lease payments as of December 31, 2004 under the terms of the operating lease for the facility in Vernon Hills, Illinois are as follows:

                           Year ending December 31,          Amount
                           ------------------------          ------

                                 2005                       $100,425
                                 2006                        102,000
                                 2007                         34,000

      Rental expense, including allocated operating costs and taxes, was $119,716, $120,627, and $124,955 for the years ended December 31, 2004, 2003 and
2002, respectively.

      Capital Lease

      The Company purchased a telephone system under the terms of a capital lease in March 2003. The lease calls for thirty six monthly payments of $414 through March 2006.

      Collaboration, Consulting and Licensing Agreements

      Under the terms of various license and collaborative research agreements with Albert Einstein College of Medicine ("AECOM") the Company is obligated to make semi annual maintenance payments and quarterly funding payments. In addition, the agreements call for royalty and revenue sharing agreements upon the sale and/or license of products or technology. In March 2002, the Company renegotiated various terms of the AECOM agreements. In addition, the new agreement reduced and restructured future maintenance and funding payments.

      The Company had a collaborative research agreement with the University of British Columbia ("UBC") through June 2003. The Company agreed to fund a project at UBC for $233,140, of which $51,470 was funded by a Foundation with no affiliation to the Company. Additionally, the Company was obligated to fund patent costs arising from the project. Amounts due to UBC, including patent costs, as of December 31, 2004 and 2003 were $0 and $210,086, respectively, which were included in accrued collaborator payments.

      Total expense for these outside research, collaboration and license agreements, included in research and development expenses, was $294,400, $433,810, and $696,063 for the years ended December 31, 2004, 2003 and 2002, respectively.

      The Company has consulting agreements with its founding scientist at AECOM, which have terms through January 2006, but in some instances, may be terminated at an earlier date by the Company. The Company also has a consulting agreement with a European researcher with financial commitments through March 2003. Expense for the consulting agreements, included in research and development expenses, was $108,000, $113,400, and $129,600 for the years ended December 31, 2004, 2003 and 2002, respectively.

      Future minimum payments, as of December 31, 2004, under the above agreements are as follows:

          Year ending December 31,      Collaborations             Consulting

                2005                     $375,000                    $108,000
                2006                      425,000                       9,000
                2007                      475,000                           -
                2008                      500,000                           -
                                          -------                   ---------
                Total                  $1,775,000                    $117,000
                                       ==========                    ========

      The Company is obligated to pay AECOM $500,000 each year after 2008 that the Agreements are still in effect. In addition, the Company is obligated to pay AECOM a percentage of all revenues received from selling and/or licensing any aspects of the AD technology that exceeds the minimum obligations reflected in the annual license maintenance payments. The Company can terminate the Agreement at any time with sixty days written notice, but would be required to reimburse AECOM for any salary obligations undertaken by AECOM for the research projects covered by the Agreements for up to one year from the termination date.

      Employment Agreements

      John F. DeBernardis, Ph.D., the President and Chief Executive Officer, is employed pursuant to an agreement through October 31, 2007 that provides for a minimum base salary of $282,000 per year.

      Daniel J. Kerkman, Ph.D., the Vice President of R & D, is employed pursuant to an agreement through October 31, 2007 that provides for a minimum base salary of $189,000 per year.

      David Ellison, the Chief Financial Officer and Corporate Secretary, is employed pursuant to an agreement through October 31, 2007 that provides for a minimum base salary of $174,000 per year.

      These agreements provide for severance pay, if the officer is terminated without cause, of the greater of i)one-year compensation, or ii)compensation for the remaining term of the agreement.

      Contingencies

      The Company does not maintain any product liability insurance for products in development. The Company believes that even if product liability insurance were obtained, there is no assurance that such insurance would be sufficient to cover any claims. The Company is unaware of any product liability claims.

      The ability to develop our technologies and to commercialize products will depend on avoiding patents of others. While we are aware of patents issued to competitors, as of December 31, 2004, we are not aware of any claim of patent infringement against us.

      In March 2004 the  Company  was  notified  by email from  Innogenetics,  a
Belgian biopharmaceutical company involved in specialty diagnostics and therapeutic vaccines, that it believes the CSF diagnostic test the Company has been developing uses a monoclonal antibody that is encompassed by the claims of two U.S. patents it owns. In that email, Innogenetics also referred to another U.S. patent which was recently granted to Innogenetics and which is directed to a method for the differential diagnosis of Alzheimer's disease from other neurological diseases. Innogenetics believes this latter patent also claims the CSF diagnostic test the Company is developing. Innogenetics also informed the Company that it could be amenable to entering into a licensing arrangement or other business deal with APNS regarding its patents.

      The Company has reviewed the two monoclonal antibody patents with our patent counsel on several occasions prior to receipt of the email from Innogenetics and subsequent to receipt of the email. Based on these reviews, the Company believes that its CSF diagnostic test does not infringe the claims of these two Innogenetics patents. Similarly, the Company does not believe its activities have infringed or will infringe the rights of Innogenetics under this third patent, and the Company would seek either to negotiate a suitable arrangement with them or vigorously contest any claim of infringement. If the Company is unable to reach a mutually agreeable arrangement with Innogenetics, it may be forced to litigate the issue. Expenses involved with litigation may be significant, regardless of the outcome of any litigation. An adverse decision could prevent the Company from possible marketing a future diagnostic product and could have a material adverse impact on the Company's business. The Company has recently had a very preliminary discussion with Innogenetics concerning some form of a potential business relationship.

Note 10 - Segments

      The Company operates in one business segment, biopharmaceutical product research and development, primarily in the fields of Alzheimer's disease and tissue oxygenation. Prior to the Merger, the Company operated in one geographic segment, the Midwest region of the United States. Subsequent to the Merger, the Company also operated in France through the first quarter of 2004. A summary of operations for 2004 and 2003 by geographic segment is set forth below.

      Operating loss:              2004           2003
                               -----------    -----------
               United States   ($2,607,409)   ($3,014,123)
               France             (193,117)      (178,608)
                               -----------    -----------
                               ($2,800,526)   ($3,192,731)
                               ===========    ===========
      Identifiable assets:
               United States   $ 3,986,254    $   218,691
               France                   --             --
                               -----------    -----------
                               $ 3,986,254    $   218,691
                               ===========    ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On October 18, 2004, the Audit Committee of the Company's Board of Directors dismissed KPMG LLP ("KPMG") as the Company's independent accountants.

      The audit report of KPMG on the consolidated financial statements of the Company as of December 31, 2003 and 2002 and for the three year period ended December 31, 2003 and for the period from March 14, 1992 (date of inception) through December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of KPMG on the consolidated financial statements of the Company as of December 31, 2002 and 2001 and for the three year period ended December 31, 2002 and for the period from March 14, 1992 (date of inception) through December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that it was modified as to the Company's ability to continue as a going concern and contained a separate paragraph stating that "as discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty".

      All members of the Company's Audit Committee participated in the meeting held on October 18, 2004 and unanimously approved the dismissal of KPMG.

      During the two most recent fiscal years and the subsequent interim period through October 18, 2004, there were no disagreements between the Company and KPMG as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference in their reports on the consolidated financial statements for such years to the subject matter of the disagreement.

      A letter from KPMG is filed as Exhibit 16.1 to Form 8-K filed on October 25, 2004. During the Company's two most recent fiscal years ended December 31, 2003, and the subsequent interim period through October 18, 2004, there were no "reportable events" (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

      On October 18, 2004, the Company engaged Virchow Krause & Company LLP ("VK") as its new independent accountants. The Company's Audit Committee unanimously approved the engagement of VK at the Committee's meeting held on October 18, 2004. In the Company's two most recent fiscal years and any subsequent interim period through the date of the engagement, the Company has not consulted with VK regarding either:

      (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that VK concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

      (b) any matter that was either the subject of a "disagreement," as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-B.

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

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Our executive officers and directors as of December 31, 2004, and their ages as of February 28, 2005, are as follows:

   Barron, Bruce N.        50   Chairman of the Board of Directors
   DeBernardis, John F.    57   President, Chief Executive Officer & Director
   Kerkman, Daniel J.      53   Vice President, R & D
   Ellison, David          43   Chief Financial Officer & Secretary
   Stone, Richard          60   Director
   Tsao, Preston           57   Director
   Sorell, Michael         57   Director

Bruce N. Barron, has been Chairman of the Board since August 1999, and was Chief Executive Officer of the Company from April 1995 through September 2004. Mr. Barron is currently a partner and manager of a private equity/venture capital fund. Previously, he had been President of the Company from April 1995 to August 1999. He had also been Chief Financial Officer of the Company from September 1993 on a part-time basis and on a full-time basis from April 1994 to April 1995. He has also been a director of the Company since June 1994. From 1989 until June, 1994, Mr. Barron was a director and Vice Chairman and Chief Executive Officer of Xtramedics, Inc. and from 1988 to 1989, a Vice President of Finance, in all instances on a part-time basis. Xtramedics was merged into Athena Medical Corp. in June 1994. From 1985 to August 1993, Mr. Barron was a director and Vice President of Finance and Chief Financial Officer of Gynex Pharmaceuticals, Inc. in addition to serving in various other capacities, including Vice Chairman from 1988 to 1989, in all instances on a part-time basis. Gynex was acquired by BioTechnology General Corp. (now Savient Pharmaceuticals) in August 1993. From 1985 to 1992, Mr. Barron also served as a director and part-time executive officer of Pharmatec, Inc. (now Pharmos Corp.) in various capacities including President, Chief Executive Officer, Chief Financial Officer, and Vice President. Mr. Barron was a member of the Board of Directors of Trimedyne, Inc., a publicly-traded manufacturer of lasers for use in various medical applications from 1985 until February, 2001.

John F. DeBernardis, Ph.D., has been President and Chief Executive Officer of the Company since October 2004, and had been President and Chief Operating Officer of the Company since August 1999. He joined the Company in August 1993, as Director of Chemistry and Pharmacology, was promoted to Vice President of Discovery, and Senior Vice President, Research and Development. He was Secretary of the Company from April 1995 to August 1999, and was appointed a director of the Company in November 1995. Prior to joining the Company, Dr. DeBernardis spent sixteen years at Abbott Laboratories, where he began his career as a research chemist and progressively earned several promotions, ending with his position as the Area Head of Cardiovascular Research within the Pharmaceutical

Products Division supervising an 85 person staff. During his tenure, a number of IND candidates were identified. Dr. DeBernardis received his Ph.D. degree from the University of Pittsburgh in 1974 and worked two years as an NIH postdoctoral fellow in the Department of Chemistry at MIT. He is co-author on 70 scientific publications and holds 35 U.S. patents.

Daniel J. Kerkman,  Ph.D.,  joined the Company in August 1993 as Group Leader of
Chemistry and now serves in his role of Vice President, Research. Prior to joining the Company, Dr. Kerkman spent thirteen years at Abbott Laboratories where he began his career as a research chemist initially in the cardiovascular area followed by several positions within both the immunoscience and neuroscience areas. A series of promotions ended with his position as the Project Leader in Adrenergic research within the Pharmaceutical Products Division supervising a 35 person staff. During his tenure, a number of IND candidates were identified. Dr. Kerkman received his Ph.D. degree from MIT in 1979 and worked one year as a postdoctoral fellow in the Department of Chemistry at MIT. He is co-author on more than 40 scientific publications and holds 16 U.S. patents.

David Ellison, CPA, has been Chief Financial Officer of the Company since May 1996 and Secretary since August 1999. He had been Chief Financial Officer of a long-term care facility specializing in Alzheimer's care and prior to that he was a senior manager in a local public accounting firm.

Richard B. Stone, was appointed a director of the Company in December, 1994. Mr. Stone has been a Professor of Tax Law at Columbia University since 1974 where his responsibilities include teaching Federal Income Tax, Corporate Tax, Partnership Tax, Real Estate Tax, and Business Planning. During that time Mr.
Stone spent two years as Tax Counsel to Cleary, Gottlieb, Steen and Hamilton. Previous positions have included four years as Assistant to the Solicitor General of the United States, Department of Justice. Mr. Stone holds a J.D. from Harvard Law School. Mr. Stone is also a Managing Director of Blue Grass Fund.

Preston Tsao, was appointed a director of the Company in May, 1996. Mr. Tsao has been Managing Director of SCO Securities LLC since September 2001. From January 1995 until September 2001, Mr. Tsao was Managing Director of Sunrise Securities Corporation. Mr. Tsao has been the principal investment banker on numerous public and private transactions.

Michael Sorell, MD, was appointed a director of the Company in June 2004. Dr. Sorell has been President, CEO and Director of Neurologix, Inc. since September 2004 and has been the Managing Member of MS Capital Advisors LLC since 1996. Previous positions have included Associate of Clinical Research at Schering-Plough Corporation from 1983 to 1985; a Biotechnology and Pharmaceuticals Analyst at Morgan Stanley from 1986 to 1992 and an Emerging Growth Strategist at Morgan Stanley from 1994 to 1996; and a Portfolio Manager and Managing Member of MSX Life Sciences from 1992 to 1994. Dr. Sorell also serves as a member of the Board of Directors of SCOLR, Inc., a publicly traded drug delivery company.

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

Code of Ethics

      Our Board of Directors has not yet adopted a written Code of Business Conduct and Ethics. We expect to adopt a written Code of Business Conduct and Ethics in 2005.

ITEM 10. EXECUTIVE COMPENSATION

Executive compensation

      The following table sets forth all compensation awarded to, earned by, or paid for services in all capacities during 2004, 2003 and 2002 by our Chief Executive Officer, President and Chief Operating Officer, Vice-President of R & D, and Chief Financial Officer.

----------------------------------------------------------------------------------------------------------------------
                              Annual         Compensation                   Long Term    Compensation
----------------------------------------------------------------------------------------------------------------------
                                                             Other          Restricted   Securities     All
Name and                                                     Annual         Stock        Underlying     Other
Principal Position     Year   Salary         Bonus           Compensation   Awards       Options        Compensation
----------------------------------------------------------------------------------------------------------------------

Bruce N. Barron        2004   $   249,767    $          0    $          0            0             0    $         0
CEO (1)                2003   $   228,600    $          0    $          0            0     1,700,000    $         0
                       2002   $   225,000    $          0    $          0            0       151,493    $         0

----------------------------------------------------------------------------------------------------------------------
John F. DeBernardis    2004   $   244,600    $           0   $           0           0              0   $          0
Pres. & CEO (2)        2003   $   217,600    $           0   $           0           0      1,500,000   $          0
                       2002   $   214,000    $           0   $           0           0        120,402   $          0

----------------------------------------------------------------------------------------------------------------------
Daniel Kerkman         2004   $   191,509    $           0   $           0           0              0   $          0
V.P. of R & D          2003   $   151,600    $           0   $           0           0        400,000   $          0
                       2002   $   148,000    $           0   $           0           0         52,737   $          0

----------------------------------------------------------------------------------------------------------------------
David Ellison          2004   $   135,600    $           0   $           0           0              0   $          0
CFO                    2003   $   103,600    $           0   $           0           0        500,000   $          0
                       2002   $   100,000    $           0   $           0           0         35,656   $          0
----------------------------------------------------------------------------------------------------------------------

(1)   Mr. Barron was CEO of the Company through September 2004.
(2) Dr. DeBernardis has been President and CEO of the Company since October 2004. He was previously President and COO.

Employment agreements

      John F. DeBernardis, Ph.D., the President and Chief Executive Officer, is employed pursuant to an agreement through October 31, 2007 that provides for a minimum base salary of $282,000 per year.

      Daniel J. Kerkman, Ph.D., the Vice President of R & D, is employed pursuant to an agreement through October 31, 2007 that provides for a minimum base salary of $189,000 per year.

      David Ellison, the Chief Financial Officer and Corporate Secretary, is employed pursuant to an agreement through October 31, 2007 that provides for a minimum base salary of $174,000 per year.

      These agreements provide for severance pay, if the officer is terminated without cause, of the greater of i)one-year compensation, or ii)compensation for the remaining term of the agreement.

Compensation of directors

      Directors do not currently receive any compensation for their service as members of the board of directors.

Compensation committee report on executive compensation

      Our Board of Directors is comprised of three non-employee directors, our former Chief Executive Officer, who serves as Chairman, and our President and Chief Executive Officer. Two of the non-employee directors comprise the Compensation Committee. It is their responsibility to:

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

      The  compensation  structure  of our  executive  officers,  including  our
President and Chief Executive Officer, Vice President of R & D and Chief Financial Officer, is based on competitive, market-based pay practices, performance evaluations and generally includes a combination of base salary, discretionary bonuses and stock options or warrants. In setting compensation levels, the Board of Directors considers data regarding compensation practices from a group of biotechnology and pharmaceutical companies that are believed to be generally comparable to the Company.

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

By the Compensation Committee:
Richard Stone
Preston Tsao

Stock price performance presentation

      As stated in the notes to the consolidated financial statements and in management's discussion and analysis of financial condition and results of operations contained in this annual report on Form 10-KSB, a subsidiary of the Company merged with MGC on September 10, 2002. For accounting purposes, this transaction is being treated as if MGC acquired the Company, thus, the historical operating results contained in this annual report on Form 10-KSB prior to September 10, 2002 are those of MGC. The historical stock performance presented in Item 5, prior to the fourth quarter 2002, represents the stock performance of the Company, prior to the Merger, and a predecessor's of the Company.

Stock option plans

      As of December 31, 2002, our Board of Directors approved the Hemoxymed, Inc. (now called Applied NeuroSolutions, Inc.) Stock Option Plan. This plan is identical to the MGC pre-merger stock option plan, with an increase in the number of options in the plan to 12,000,000. Shareholder approval was obtained in 2003. A registration statement, Form S-8, was filed in December 2004, registering the stock option plan.

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

      As of December 31, 2004, 10,039,636 options were outstanding (7,173,373 were fully vested and exercisable) at prices ranging from $0.15 to $5.30 per share.

Option grants

      The Company made 120,000 option grants to employees and directors in 2004. The Company made 4,250,000 options grants to employees and directors in 2003. The Company made 360,288 option grants to employees and directors in 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our securities as of February 28, 2005, by (a) each person known by us to be the beneficial owner of more than 5% of any class of our securities, (b) our directors, (c) our executive officers, and (d) all directors and executive officers as a group. Except as listed below, the address of all owners listed is C/O Applied

NeuroSolutions, Inc., 50 Lakeview Parkway, Suite 111, Vernon Hills, Illinois 60061. As of February 28, 2005, a total of 91,013,552 shares of our common stock, all of which are voting shares, 10,039,636 options to purchase shares of our Common Stock, and 52,676,258 Common Stock Purchase Warrants were issued and outstanding.

                                                 Amount and nature
                                                   of beneficial      Percent of
              Name of Beneficial Owner               ownership           Class
              ------------------------               ---------           -----

Bruce N. Barron  (2)                                 3,847,797 (4)        4.1%
John F. DeBernardis, Ph.D. (1)                       2,862,722 (5)        3.1%
Richard Stone (2)                                    8,109,607 (6)        8.7%
Preston Tsao (2)                                       262,783 (7)         *
Michael Sorell, MD (2)                                 100,000 (8)         *
Daniel J. Kerkman, Ph.D. (3)                         1,018,034 (9)        1.1%
David Ellison (3)                                    1,004,552(10)        1.1%
David Stone                                          5,645,364(11)        6.1%

Special Situations Private Equity Fund, LP          12,000,000(12)       12.4%
153 E. 53rd Street, 55th Floor
New York, NY 10022

Benjamin Family Trusts                               7,464,762(13)        7.9%

MicroCapital LLC                                     6,140,000(14)        6.5%
201 Post Street, Suite 1001
San Francisco, CA 94108

All Directors and Officers as a group
      (7 persons)                                   17,205,495(15)       17.1%

*     Less than 1.0%

(1)   Director and officer.

(2)   Director.

(3)   Officer.

(4) Consists of 877,403 shares of common stock and 2,970,394 shares of common stock issuable upon the exercise of stock options.

(5) Consists of 353,050 shares of common stock and 2,509,672 shares of common stock issuable upon the exercise of stock options.

(6) Consists of 5,997,140 shares of common stock, 547,710 shares of common stock issuable upon the exercise of stock options and 1,564,757 shares of common stock issuable upon the exercise of warrants.

(7) Consists of 67,935 shares of common stock and 194,848 shares of common stock issuable upon the exercise of stock options.

(8) Consists of 100,000 shares of common stock issuable upon the exercise of stock options.

(9) Consists of 175,785 shares of common stock and 842,249 shares of common stock issuable upon the exercise of stock options.

(10) Consists of 205,537 shares of common stock and 799,015 shares of common stock issuable upon the exercise of stock options.

(11) Consists of 3,593,223 shares of common stock and 2,052,141 shares of common stock issuable upon the exercise of warrants.

(12) Consists of 6,000,000 shares of common stock and 6,000,000 shares of common stock issuable upon the exercise of warrants. MG Advisors, L.L.C. ("MG") is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. (the "Private Equity Fund"). Austin
      W. Marxe and David M. Greenhouse are the principal owners of MG and are principally responsible for the selection, acquisition and disposition of the portfolio securities by MG on behalf of the Private Equity Fund.

(13) Consists of 4,526,944 shares of common stock and 2,937,818 shares of common stock issuable upon the exercise of warrants held by various family trusts. The trustees of these various family trusts are U.S. Trust Company of New York, 114 W. 47th St, 8th Floor, New York, NY 10036 with respect to family trusts holding 6,762,060 shares of common stock (including shares of common stock issuable upon the exercise of warrants) and Stuart M. Benjamin, 4302 Peachway Drive, Durham, NC 27705 with respect to family trusts holding 702,702 shares of common stock (including shares of common stock issuable upon the exercise of warrants).

(14) Consists of 2,000,000 shares of common stock and 2,000,000 shares of common stock issuable upon the exercise of warrants held by MicroCapital Fund LP, 1,000,000 shares of common stock and 1,000,000 shares of common stock issuable upon the exercise of warrants held by MicroCapital Fund Ltd. and 140,000 shares held by Price Trust UTA Dated 10/5/84. MicroCapital LLC is a registered investment adviser for MicroCapital Fund LP, MicroCapital Fund Ltd. and Price Trust UTA Dated 10/5/84. Ian P. Ellis controls MicroCapital LLC by virtue of being its Managing Member and a majority owner .

(15) Consists of 7,676,850 shares of common stock, 7,963,888 shares of common stock issuable upon the exercise of stock options and 1,564,757 shares of common stock issuable upon the exercise of warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During 2003, 2002 and 2001, due to cash constraints, officers of the Company deferred compensation, loaned funds to the Company and personally paid for some Company expenses. In June, 2002, $215,000 of the amount due to these officers was converted to shares of common stock at the merger adjusted market price of $0.228 per share. The balance due to these officers was paid in February 2004.

      In 2003,Richard Stone, one of our directors, invested $100,000 in our convertible bridge debt, which earned interest at rate of 6% per annum. Mr. Stone's investment, including accrued interest, was converted, at rate of $0.25 per unit of one share and 1.1 warrant, to 413,819 shares of common stock and 455,201 warrants to purchase shares of common stock at an exercise price of $0.30 per share in the debt conversion in conjunction with the February 2004 private placement. The conversion rate was the same offered to all holders of the bridge debt.

      We believe that each of the transactions set forth above were entered into on (i) terms as fair as those that could be obtained from independent third parties, and (ii) were ratified by a majority (but no less than two) of our independent directors who did not have an interest in the transaction and who had access to our counsel at our expense.

ITEM 13. EXHIBITS

(a)   Documents filed as a part of this report.

      1.    List of Financial Statements.

            The following consolidated financial statements of Applied NeuroSolutions, Inc. and Report of Virchow Krause & Company, LLP, Independent Registered Public Accounting Firm, are included in this report:

      o Report of Virchow Krause & Company, LLP, Independent Registered Public Accounting Firm.
      o     Report of KPMG LLP, Independent Registered Public Accounting Firm.
      o     Consolidated Balance Sheets at December 31, 2004 and 2003
      o Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002 and for the period from March 14, 1992 (inception) to December 31, 2004
      o Consolidated Statements of Stockholders' Equity/(Deficit) for the period from March 14, 1992 (inception) to December 31, 2004
      o Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 and for the period from March 14, 1992 (inception) to December 31, 2004
      o Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and for the period from March 14, 1992 (inception) to December 31, 2004

      2.    List of all Financial Statement Schedules.

            All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3. Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

    Number  Description
    ------  -----------

      3.1 Certificate of Incorporation, filed as Exhibit C to the Company Proxy Statement on Schedule 14A filed on February 23, 1999 (the "Proxy Statement"), and hereby incorporated by reference.

      3.1.1 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit A to the Company's Proxy Statement on Schedule 14A, filed on June 29, 1999, and hereby incorporated by reference.

      3.1.2 Certificate of Amendment of Certificate of  Incorporation,  filed as
            Exhibit 3.1.2 to the Company's Registration Statement on Form SB-2 SEC File Number 333-84412, filed on March 15, 2002 (the "March 2002 Registration Statement") and hereby incorporated by reference.

      3.2 Company Bylaws, filed as Exhibit D to the February 1999 Proxy Statement and hereby incorporated by reference.

      4.1 Specimen Common Stock Certificate, filed as Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1, 1998, Registration Number 333-33219 (the "1998 Registration Statement") filed on January 27, 1998, and hereby incorporated by reference.

      4.1.1 Specimen Common Stock Certificate, identifying the Company name change from Ophidian Pharmaceuticals, Inc. to Hemoxymed, Inc., filed as Exhibit 4.1.1 to the March 2002 Registration Statement, and hereby incorporated by reference.

      4.2 Specimen Warrant Certificate, filed as Exhibit 4.2 to Amendment No. 4 to the 1998 Registration Statement filed on January 29, 1998, and hereby incorporated by reference.

      4.3 Form of Representatives' Warrant Agreement, including Specimen Representatives' Warrant filed as Exhibit 4.3 to Amendment No. 4 the 1998 Registration Statement filed on January 29, 2004, and hereby incorporated by reference.

    Number  Description
    ------  -----------

      4.4 Form of Warrant Agreement filed as Exhibit 4.4 to Amendment No. 4 to the 1998 Registration Statement filed on January 29, 2004, and hereby incorporated by reference.

      4.5 Specimen Unit Certificate filed as Exhibit 4.5 to Amendment No. 5 to the 1998 Registration Statement filed on February 5, 1998, and hereby incorporated by reference.

      10.1 Agreement and Plan of Merger made as of April 16, 2001, by and among the Company, Ophidian Holdings, Inc., a wholly owned subsidiary of the Company, and Hemoxymed, Inc., filed as Exhibit A to the Company's Information Statement on Schedule 14f-1, SEC File No. 005-55419, filed on August 8, 2001, and hereby incorporated by reference.

      10.2 Agreement and Plan of Merger made as of September 10, 2002, by and among the Company, Molecular Geriatrics Acquisition, Inc., a wholly owned subsidiary of the Company, and Molecular Geriatrics Corporation, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 23, 2002, and hereby incorporated by reference.

      10.3 License and Collaborative Research Agreement, dated October 1, 1992 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine, including Amendment Agreement dated July 1, 1993 filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 filed on March 31, 2003 (the "2002 10-KSB"), and hereby incorporated by reference.

      10.4 License and Collaborative Research Agreement, dated February 1, 1994 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine filed as Exhibit 10.4 to the Company's 2002 10-KSB, and hereby incorporated by reference.

      10.5 Amendment Agreement, dated March 24, 2002 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine filed as Exhibit 10.5 to the Company's 2002 10-KSB, and hereby incorporated by reference.

      10.6 Second Amendment Agreement, dated September 21, 2002 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine filed as Exhibit 10.6 to the Company's 2002 10-KSB, and hereby incorporated by reference.

      10.7 Consulting Agreements with Dr. Peter Davies, dated October 13, 1992, October 13, 1992, and January 31, 1994 filed as Exhibit 10.7 to the Company's 2002 10-KSB, and hereby incorporated by reference.

      10.8 Lease Agreement, dated November 22, 1996, along with First Amendment to Lease, dated May 2, 1997, and Lease Extension, dated March 18, 2002 between Molecular Geriatrics Corporation and Arthur J. Rogers & Co filed as Exhibit 10.10 to the Company's 2002 10-KSB, and hereby incorporated by reference.

      10.9 Consulting Agreement with Prism Ventures LLC, dated September 10, 2002 filed as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed on March 19, 2004 (the "2003 10-KSB"), and hereby incorporated by reference.

      10.10 Consulting Agreement with Equity Communications, LLC, dated June 20, 2003, along with amendment dated December 15, 2003, and hereby incorporated by reference.

      10.11 Employment Agreement, dated November 1, 2004, between Applied NeuroSolutions, Inc. and John F. DeBernardis. *

      10.12 Employment Agreement, dated November 1, 2004, between Applied NeuroSolutions, Inc. and Daniel J. Kerkman. *

      10.13 Employment Agreement, dated November 1, 2004, between Applied NeuroSolutions, Inc. and David Ellison. *

      10.14 License   Agreement,   dated  December  13,  2004,  between  Applied
            NeuroSolutions, Inc. and bioMerieux, SA. *#

    Number  Description
    ------  -----------

      10.15 Amendment "A", dated December 30, 2003, to Consulting Agreement with Equity Communications, LLC, dated June 20, 2003 filed as Exhibit
            10.11 to the Company's 2003 10-KSB and hereby incorporated by reference.

      10.16 Purchase Agreement, dated as of January 28, 2004, by and between the Company and Special Situations Private Equity Fund L.P., filed as
            Exhibit 4.1 to the Company's Current Report on Form 8-K, SEC File No. 001-13835, filed on February 13, 2004 ("February 2004 8-K"), and hereby incorporated by reference.

      10.17 Form of Unit Purchase Agreement, filed as Exhibit 4.2 to the February 2004 8-K, and hereby incorporated by reference.

      10.18 Bridge Loan Holder Consent, filed as Exhibit 4.3 to the February 2004 8-K, and hereby incorporated by reference.

      10.19 Form of Registration rights Agreement, filed as Exhibit 4.4 to the Company's February 2004 8-K, and hereby incorporated by reference.

      10.20 Form of Warrant, filed as Exhibit 4.5 to the Company's February 2004 8-K, and hereby incorporated by reference.

      10.21 Placement Agent Warrant, filed as Exhibit 4.6 to the Company's February 2004 8-K, and hereby incorporated by reference.

      21    Subsidiaries of the Company. *

      23.1  Consent of Virchow Krause & Company, LLP.*

      23.2  Consent of KPMG LLP.*

*     Exhibit filed herewith.

# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(b) Reports on Form 8-K filed by the Company during the last quarter covered by this Report.

      A report on Form 8-K was filed in October  2004 (and  amended in  November
      2004) concerning the dismissal of prior auditors and hiring of new auditors.

      A Report on Form 8-K was filed in December 2004 concerning the signing of a license agreement with bioMerieux, SA.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following is a summary of the fees billed to us by Virchow Krause & Company, LLP (2004) and KPMG LLP (2004 and 2003) for professional services rendered for the fiscal years ended December 31, 2004 and 2003:

                              Fiscal 2004    Fiscal 2003
         Fee Category            Fees            Fees
      --------------------       ----            ----

      Audit Fees           $       54,519   $       51,000
      Audit Related Fees               --               --
      Tax Fees                         --               --
      All Other Fees               22,000               --
                           --------------   --------------

      Total Fees           $       76,519   $       51,100
                           ==============   ==============

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by Virchow Krause & Company, LLP (and were previously provided by KPMG LLP) in connection with statutory and regulatory filings or engagements.

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