Form 10QSB
period 2005-03-31
APPLIED NEUROSOLUTIONS INC
filed 2005-05-11
CIK 872947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the Quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File Number 001-13835

                          APPLIED NEUROSOLUTIONS, INC.
        -----------------------------------------------------------------
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

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, $0.0025 par value - 91,674,077 shares outstanding as of May 9, 2005.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)

                         QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1- Financial Statements (Unaudited)
     Consolidated Balance Sheets ...........................................2
     Consolidated Statements of Operations..................................3
     Consolidated Statements of Cash Flows..................................4
     Notes to Consolidated Financial Statements.............................6

Item 2 - Management's Discussion and Analysis or Plan of Operation.........11

Item 3 - Controls and Procedures...........................................15

                           PART II. OTHER INFORMATION
Item 1 - Legal Proceedings.................................................16
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.......16
Item 3 - Defaults Upon Senior Securities...................................16
Item 4 - Submission of Matters to a Vote of Security Holders...............16
Item 5 - Other Information.................................................16
Item 6 - Exhibits and Reports on Form 8-K..................................16

SIGNATURES.................................................................17

CERTIFICATIONS.............................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,       December 31,
                                                                         2005              2004
                                                                      ------------    ------------
                                                                      (unaudited)
Assets
Current assets:
   Cash ...........................................................   $  3,095,114    $  3,565,590
   Accounts receivable ............................................         80,000         353,550
   Prepaids and other current assets ..............................        112,852          25,539
                                                                      ------------    ------------
     Total current assets .........................................      3,287,966       3,944,679
                                                                      ------------    ------------

Property and equipment:
   Equipment and leaseholds .......................................      2,157,423       2,102,752
   Accumulated depreciation and amortization ......................     (2,083,420)     (2,076,670)
                                                                      ------------    ------------
     Net property and equipment ...................................         74,003          26,082
                                                                      ------------    ------------

Other assets:
   Deposits .......................................................         15,493          15,493
                                                                      ------------    ------------
     Total other assets ...........................................         15,493          15,493
                                                                      ------------    ------------

        Total assets ..............................................   $  3,377,462    $  3,986,254
                                                                      ============    ============

Liabilities and Stockholders' Equity / (Deficit)
Current liabilities:
   Accounts payable ...............................................   $    144,454    $    108,007
   Capital lease payable, current portion .........................          4,564           4,385
   Deferred research agreement revenues ...........................        350,000         450,000
   Accrued consultant fees ........................................         32,300          36,300
   Accrued vacation wages .........................................         48,744          45,171
   Other accrued expenses .........................................         34,486          77,709
                                                                      ------------    ------------
     Total current liabilities ....................................        614,548         721,572
                                                                      ------------    ------------

 Long-term liabilities:
  Capital lease payable, net of current portion ...................             --           1,211
                                                                      ------------    ------------
     Total long term liabilities ..................................             --           1,211
                                                                      ------------    ------------

Stockholders' equity / (deficit):
   Preferred stock, par value $0.0025; authorized shares 5,000,000;
     none issued and outstanding ..................................             --              --
   Common stock, par value $0.0025; authorized shares 200,000,000,
     91,036,846 and 90,765,106 issued shares; 91,013,552 and
     90,741,812 outstanding shares ................................        227,534         226,855

   Treasury stock, 23,294 shares held in treasury .................        (10,614)
                                                                                           (10,614)
   Additional paid-in capital .....................................     41,419,309      41,639,914
   Deficit accumulated during the development stage ...............    (38,873,315)    (38,592,684)
                                                                      ------------    ------------
   Total stockholders' equity / (deficit) .........................      2,762,914       3,263,471
-------------------------------------------------------------------   ------------    ------------

        Total liabilities and stockholders' equity / (deficit) ....   $  3,377,462    $  3,986,254
                                                                      ============    ============

          See accompanying notes to consolidated financial statements.

                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                   Period from
                                                        Three Months Ended       March 14, 1992,
                                                             March 31,           (inception) to
                                                  ----------------------------      March 31,
                                                     2005            2004            2005
                                                  ------------    ------------    ------------
Research agreement revenues ...................   $    180,000    $         --    $    933,000
Grant revenues ................................             --              --         669,022
                                                  ------------    ------------    ------------
       Total revenues .........................        180,000              --       1,602,022
                                                  ------------    ------------    ------------

Operating expenses:
   Research and development ...................        304,711         517,682      25,675,911
   General and administrative .................        167,665         615,605      11,132,872
   Loss on impairment of intangible assets ....             --              --         411,016
   Loss on writedown of leasehold improvements              --              --       1,406,057
                                                  ------------    ------------    ------------
      Total operating expenses ................        472,376       1,133,287      38,625,856
                                                  ------------    ------------    ------------

Operating loss ................................       (292,376)     (1,133,287)    (37,023,834)
                                                  ------------    ------------    ------------

Other (income) expense:
   Interest expense ...........................            212          15,209         485,069
   Interest income ............................        (11,957)         (5,946)       (753,682)
   Amortization of debt discount ..............             --              --         272,837
   Beneficial conversion of debt to equity ....             --              --         274,072
   Inducement to convert debt to equity .......             --              --       1,631,107
   Cost of fund raising activities ............             --          21,171          62,582
   Loss on extinguishments of debt ............             --       4,707,939       4,707,939
   Gain on derivative instruments, net ........             --      (2,217,982)     (4,894,163)
   Net other (income) expense .................             --              --          63,720
                                                  ------------    ------------    ------------
     Total other (income) expense .............        (11,745)      2,520,391       1,849,481
                                                  ------------    ------------    ------------

Net loss ......................................       (280,631)     (3,653,678)    (38,873,315)

Less:  Fair value of induced preferred stock
    conversion ................................             --              --      (1,866,620)
                                                  ------------    ------------    ------------

Net loss attributable to common shareholders ..   $   (280,631)   $ (3,653,678)   $(40,739,935)
                                                  ============    ============    ============

Basic and diluted loss per common share:

   Net loss attributable to common shareholders
     per share ................................   $      (0.00)   $      (0.05)   $      (2.15)
                                                  ============    ============    ============

   Weighted average shares ....................     90,996,020      76,328,241      18,972,588
                                                  ============    ============    ============

          See accompanying notes to consolidated financial statements.

                          APPLIED NEUROSOLUTIONS, INC.
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 Three Months Ended          Period from March
                                                                     March 31,                    14, 1992
                                                         -------------------------------       (inception) to
                                                             2005              2004            March 31, 2005
                                                         ------------       ------------       ------------
Cash flows from operating activities
Net loss ..........................................      $   (280,631)      $ (3,653,678)      $(38,873,315)
Adjustments to reconcile net loss to net cash used
           in operating activities:
    Depreciation and amortization .................             6,750              4,590          2,568,513
    Non-cash expense for equity compensation ......                --            352,131          2,379,241
    Non-cash (income) expense for equity
    compensation to employees and directors .......          (219,953)           (43,991)           612,419
    Non-cash interest expense .....................                --             14,844            105,046
    Amortization of deferred financing costs ......                --              6,458            111,000
    Non-cash expense for beneficial conversion
    of debt .......................................                --                 --            274,072
    Non-cash expense for induced conversion of debt                --                 --          1,631,107
    Non-cash expense for loss on extinguishments
    of debt .......................................                --          4,707,939          4,707,939
    Non-cash income for gain on derivative
    instrument ....................................                --         (2,217,982)        (4,894,163)
    Amortization of intangible assets .............                --                 --            328,812
    Loss on writedown of leasehold improvements ...                --                 --
                                                                                                  1,406,057
    Loss on impairment of intangible assets .......                --                 --            411,016
    Gain on sale of equipment .....................                --                 --               (250)
    Fund raising expense ..........................                --             21,171             62,582
Changes in assets and liabilities:
    Accounts receivable ...........................           273,550             39,522            123,290
    Prepaids and other assets .....................           (87,313)           (12,458)          (113,627)
    Accounts payable ..............................             4,798             69,574            209,409
    Deferred research agreement revenues ..........          (100,000)                --            350,000
    Accrued wages .................................                --           (293,310)                --
    Accrued collaborator payments .................                --           (198,817)                --
    Accrued consultant fees .......................            (4,000)          (160,600)            57,300
    Accrued vacation wages ........................             3,573             10,311             48,744
    Other accrued expenses ........................           (43,223)           (93,669)           186,636
                                                         ------------       ------------       ------------
Net cash used in operating activities .............          (446,449)        (1,447,965)       (28,308,172)
                                                         ------------       ------------       ------------

Cash flows from investing activities
    Acquisition of investment securities ..........                --                 --         (9,138,407)
    Redemption of investment securities ...........                --                 --          9,138,407
    Acquisition of intangible assets ..............                --                 --           (339,829)
    Acquisition of equipment and leasehold
        improvements ..............................           (23,022)            (5,280)        (4,002,787)
                                                         ------------       ------------       ------------
Net cash used in investing activities .............           (23,022)            (5,280)        (4,319,594)
                                                         ------------       ------------       ------------


                                                                      Three Months Ended         Period from March
                                                                          March 31,                  14, 1992
                                                              ------------------------------      (inception) to
                                                                   2005             2004           March 31, 2005
                                                              ------------       ------------       ------------
Cash flows from financing activities
    Proceeds from issuance of preferred stock ..........                --                 --         12,193,559
    Proceeds from issuance of units, net of issuance
    costs ..............................................                27          7,354,054         18,971,058
    Deferred financing costs incurred ..................                --                 --           (111,000)
    Advances from (repayments to) director and
    shareholders .......................................                --           (200,000)           120,000
    Principal payments under capital lease .............            (1,032)              (879)            (7,202)
    Proceeds from issuance of promissory loans
    payable ............................................                --                 --          4,438,491
    Payments to shareholders for registration
    statement penalties ................................                --                 --            (84,000)
    Payments to repurchase common stock ................                --                 --            (10,614)
    Payments received for employee stock purchase
    notes receivable ...................................                --                 --            235,610
                                                              ------------       ------------       ------------
Net cash provided by (used in) financing activities ....            (1,005)         7,153,175         35,745,902
                                                              ------------       ------------       ------------

Net increase (decrease) in cash ........................          (470,476)         5,699,930          3,095,114

Cash at beginning of period ............................         3,565,590             72,765                 --
                                                              ------------       ------------       ------------

Cash at end of period ..................................      $  3,095,114       $  5,772,695       $  3,095,114
                                                              ============       ============       ============

Supplemental cash flow information
Cash paid for interest .................................      $        212       $        365           $$41,681
                                                              ============       ============       ============

Supplemental disclosure of non-cash investing and financing activities

Issuance of stock for prior services ...................      $         --       $         --       $  4,149,521
                                                              ============       ============       ============
Intangible assets acquired in exchange for stock .......      $         --       $         --       $    400,000
                                                              ============       ============       ============
Equipment acquired for accounts payable ................      $     31,649       $         --       $     31,649
                                                              ============       ============       ============
Equipment acquired under capital lease .................      $         --       $         --       $     11,766
                                                              ============       ============       ============
Issuance of stock for promissory loans payable .........      $         --       $  2,473,991       $  2,473,991
                                                              ============       ============       ============
Issuance of stock for accrued interest on promissory
    loans payable ......................................      $         --       $    136,188       $    136,188
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

NOTE 2. BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of APNS and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements of APNS contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

      Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

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

--------------------------------------------------------------------------------------------------
                                                                     Three months ended March 31,
--------------------------------------------------------------------------------------------------
                                                                         2005              2004
                                                                     -----------       -----------
--------------------------------------------------------------------------------------------------
Net loss attributable to common shareholders, as reported            ($  280,631)      ($3,653,678)
--------------------------------------------------------------------------------------------------
Add stock-based employee compensation expense included in
reported net loss, net of tax                                           (219,953)          (43,991)
--------------------------------------------------------------------------------------------------
Deduct total stock-based employee compensation expense
determined under fair value based method for all awards, net
of tax                                                                    27,837            58,586
                                                                     -----------       -----------
--------------------------------------------------------------------------------------------------
Pro forma net loss attributable to common shareholders               ($  528,421)      ($3,756,255)
                                                                     ===========       ===========
--------------------------------------------------------------------------------------------------
Basic net loss attributable to common shareholders per common share:
--------------------------------------------------------------------------------------------------
As reported                                                          ($     0.00)      ($     0.05)
                                                                     ===========       ===========
--------------------------------------------------------------------------------------------------
Pro forma                                                            ($     0.01)      ($     0.05)
                                                                     ===========       ===========
--------------------------------------------------------------------------------------------------

      No options were granted in the three months ended March 31, 2005 and 2004. The weighted average estimated fair value of the options granted in 2004 was $0.10 based on the Black-Scholes option-pricing model with the following assumptions:

                                                           2004
                                                           ----

                  Risk-free interest rate                  3.00%

                  Dividend yield                           0.00%

                  Expected volatility                     75.00%

                  Expected life in years, average          4

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

NOTE 4. NET LOSS PER SHARE

      Net loss attributable to common shareholder per share is computed based upon the weighted average number of common shares outstanding during the period as if the exchange of common shares in the merger between the Company and MGC was in effect at the beginning of all periods presented.

      For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants and convertible investor bridge loans excluded from the computation because their effect is antidilutive. The Company had 10,039,636 stock options and 52,676,258 warrants outstanding to issue common stock at March 31, 2005. The Company had 9,919,636 stock options and 52,142,904 warrants outstanding to issue common stock at March 31, 2004.

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

      Future minimum payments, as of March 31, 2005, under the above agreements are as follows:

       Year ending December 31,        Collaborations          Consulting
       ------------------------        --------------          ----------

             2005                        $  225,000                $81,000
             2006                           425,000                  9,000
             2007                           475,000                      -
             2008                           500,000                      -
                                         ----------                -------
             Total                       $1,625,000                $90,000
                                         ==========                =======

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

NOTE 7. OTHER EQUITY TRANSACTIONS

      During the three months ended March 31, 2005, the Company issued 271,740 shares of common stock upon the exercise of 271,740 warrants to a pre-merger former officer of the Company. There was no expense to be recorded related to the exercise of these warrants.

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

      o Transgenic Mice - Through a collaboration between Dr. Davies, and a researcher at Nathan Kline Institute ("NKI"), a transgenic mouse has been developed that models the tau pathology of Alzheimer's disease. These transgenic mice are the first animal model known to develop paired helical filaments (PHF's), the building blocks of neurofibrillary tangles, and could be useful in testing the efficacy of therapeutic compounds. We are currently exploring opportunities to license the use of the transgenic mice to pharmaceutical companies. AECOM and an agency of the State of New York that oversees NKI each have a 50% interest in these transgenic mice. Through our licenses with AECOM, we have rights to AECOM's 50% interest in these transgenic mice. We and NKI plan to offer these mice to researchers and will share in any revenue derived from any license according to their percentage of ownership. The terms of our arrangement with NKI with respect to the transgenic mice were finalized in March 2005.

      As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

      We have had a limited operating history characterized by operating losses, and expect to generate operating losses for the foreseeable future. As of March 31, 2005, our accumulated deficit was approximately $39 million. We anticipate that we will continue to incur significant losses until successful commercialization of our technology generates sufficient net revenues to cover all of the costs of our operation.

      Our "critical accounting policies" are those that require application of management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. We have identified the following as our critical accounting policies: revenue recognition, research and development, equity compensation, net deferred tax asset valuation allowance, and accounting for derivative financial instruments. For a discussion of these policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and "Note 6. Financing Activities" in this Form 10-QSB.

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

REVENUES

      We recognized $180,000 of revenues in the first quarter of 2005 from the completion of one research agreement. No revenues were recognized in the first quarter of 2004.

RESEARCH AND DEVELOPMENT

      Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the three-month period ended March 31, 2005 decreased 41% or $212,971 from $517,682 for the three-month period ended March 31, 2004 to $304,711 for the three-month period ended March 31, 2005. Below is a summary of our research and development expenses:

-------------------------------------------------------------------------------------------------------------
                                                                 For the three months ended
                                                                         March 31,
                                                                 --------------------------         Increase
Expense                                                             2005            2004           (Decrease)
-------                                                             ----            ----           ----------
-------------------------------------------------------------------------------------------------------------
Compensation, taxes and benefits                                    $ 215,604       $ 187,201       $  28,403
-------------------------------------------------------------------------------------------------------------
Research funding and consulting                                       156,016         165,253          (9,237)
-------------------------------------------------------------------------------------------------------------
French subsidiary expense                                                  --         184,383        (184,383)
-------------------------------------------------------------------------------------------------------------
Variable accounting for stock options                                 (98,473)        (19,695)        (78,778)
-------------------------------------------------------------------------------------------------------------
Other research and development expenses, net of reimbursements         31,564             540          31,024
                                                                    ---------       ---------       ---------
-------------------------------------------------------------------------------------------------------------
Total Research and Development Expenses                             $ 304,711       $ 517,682       $(212,971)
                                                                    =========       =========       =========
-------------------------------------------------------------------------------------------------------------

      We have certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of our common stock increases, which may be reversed if the price subsequently declines. Included in research and development expense in 2005, was a reversal of non-cash compensation of $98,473 for variable accounting for stock options reflecting a reduction of our stock price compared to $19,695 in 2004. The decrease was also caused by the end of our funding of our French Subsidiary in 2004. This decrease was partially offset by increases in compensation to certain employees who took on additional responsibilities after our former CEO resigned in September 2004, general salary increases and a decrease in reimbursements to help offset overhead costs.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the three-month period ended March 31, 2005 decreased 73% or $447,940 from $615,605 for the three-month period ended March 31, 2004 to $167,665 for the three-month period ended March 31, 2005. Below is a summary of our general and administrative expenses:

----------------------------------------------------------------------------------------
                                               For the three months ended
                                                        March 31,           Increase
----------------------------------------------------------------------------------------
               Expense                             2005          2004      (Decrease)
               -------                             ----          ----      ----------
----------------------------------------------------------------------------------------
Compensation, taxes and benefits               $  87,429       $ 129,733       ($ 42,304)
----------------------------------------------------------------------------------------
Consulting                                        43,251         224,500        (181,249)
----------------------------------------------------------------------------------------
Professional fees                                100,861          91,414           9,447
----------------------------------------------------------------------------------------
Rent, telephone and utilities                     12,052          11,479             573
----------------------------------------------------------------------------------------
Variable accounting for stock options           (121,480)        (24,296)        (97,184)
----------------------------------------------------------------------------------------
Expense for warrants issued                           --         152,131        (152,131)
----------------------------------------------------------------------------------------
Other general and administrative expenses         45,552          30,644          14,908
                                               ---------       ---------       ---------
----------------------------------------------------------------------------------------
Total General and Administrative Expenses      $ 167,665       $ 615,605       ($447,940)
                                               =========       =========       =========
----------------------------------------------------------------------------------------

      We have certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of our common stock increases, which may be reversed if the price subsequently declines. Included in general and administrative expense in 2005, was a reversal of non-cash compensation of $121,480 for variable accounting for stock options reflecting a reduction of our stock price compared to $24,296 in 2004. The decrease was also caused by reductions in consulting fees and warrant expense due to equity instruments issued in relation to our funding in February 2004. Included in consulting and professional fees is a $200,000 charge for common stock issued to these consultants in 2004. In addition, compensation decreased due to the resignation of our CEO in September 2004, which was partially offset by increases given to certain employees who took on additional responsibilities.

OTHER (INCOME) EXPENSE

      Interest expense for the three-month period ended March 31, 2005 decreased by 99% or $14,997 from $15,209 for the three-month period ended March 31, 2004 to $212 for the three-month period ended March 31, 2005. This decrease was primarily due to the conversion of the convertible debt in conjunction with the closing of our funding in February 2004. We had $11,957 and $5,946 of interest income for the three-month periods ended March 31, 2005 and 2004, respectively, from invested amounts received in connection with the closing of the funding in February 2004.

      The remaining items included in other (income) expense for the three-month period ended March 31, 2004 relate to fund raising expenses and other non-cash accounting consequences from the February 2004 private placement and the related bridge loan conversion. The accounting was required by Emerging Issues Task
Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," due to the terms of our agreements for the private placement we completed in February 2004, specifically related to the potential penalties if we did not timely register the common stock underlying the warrants issued in the transaction, which did not occur until July 28, 2004. The adjustments for EITF Issue No. 00-19 had no impact on our working capital, liquidity, or business operations.

      The fair value of the warrants issued were estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of 5 years and volatility of 75%. The fair value of the warrants was estimated to be $8,754,068 on the closing date of the transaction. The difference between the fair value of the warrants of $8,754,068 and the gross proceeds from the offering was classified as a non-operating expense in our statement of operations, and included in "Gain on derivative instrument, net". The fair value of the warrants was then re-measured at March 31, 2004, June 30, 2004 and July 28, 2004 (the date the registration statement became effective) and estimated to be $3,105,837 at July 28, 2004 with the decrease in fair value since February 6, 2004, due to the decrease in the market value of our common stock. The decrease in fair value of the warrants of $5,648,231 from the transaction date to July 28, 2004 was recorded as non-operating income in our statement of operations, and included in "Gain on derivative instrument, net". The fair value of the warrants at July 28, 2004 was reclassified to additional paid in capital as of July 28, 2004.

      We paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. We also incurred $85,946 in other legal and accounting fees. We also issued a five-year warrant to purchase 3.2 million shares of our common stock at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. We allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, we initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in our consolidated balance sheet. We further recorded $21,171 of amortization expenses in the first quarter of 2004 from these issue costs as "Costs of fund raising activities" in the statement of operations.

      Concurrent with the closing of the private placement, bridge investors, who had made loans to us over 18 months prior to February 2004, agreed to convert the $2,610,179 of loans and unpaid interest into units on substantially the same terms as the investors in the private placement. The conversion terms accepted by the bridge investors were substantially different than the initial conversion terms of the bridge loans. As a result, we accounted for the change in conversion terms as a substantial modification of terms in accordance with EITF Issue No. 96-19, "Debtor's Accounting and Modification on Exchange of Debt Instruments". As a result, we recorded a $4,707,939 loss on debt extinguishment in the current quarter for the difference between the carrying value of the bridge loans on the date the conversion terms were modified ($2,610,179) and the fair value of the equity issued under the new conversion terms ($7,318,118).

      We currently do not hedge foreign exchange transaction exposures. Our assets and liabilities denominated in foreign currencies are immaterial.

PLAN OF OPERATION

      We anticipate that our cash balances as of March 31, 2005, coupled with anticipated funds received from operations, will be sufficient to cover our planned research and development activities, general operating expenses, and CSF-based diagnostic assay clinical costs through April 30, 2006. We will need additional funding during the second quarter of 2006 to cover operations, and to fund clinical costs of any additional products in development, and to expand our therapeutic program. If additional funding is not obtained, we will not be able to fund clinical costs of any other programs, and will have to minimize or eliminate our therapeutic program.

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

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2005, our cash and cash equivalents were $3,095,114. Our current operations consist of the continuation of the development of our
Alzheimer's disease diagnostic and therapeutic programs. Our current cash inflows are through investor funding, primarily equity investments and convertible debt investments and revenues from research agreements. Our current cash outflows are primarily expenditures for research and development activities and management and overhead costs. The total amount of our minimum annual commitments under our license agreements with Albert Einstein College of Medicine ("AECOM") are $375,000, $425,000, $475,000 and $500,000 for the years ending December 31, 2005 through 2008, respectively.

      We used cash in operating activities of $446,449 for the three months ended March 31, 2005 versus cash used in operating activities of $1,447,965 for the three months ended March 31, 2004. This decrease of $1,001,516 was comprised of higher cash outlays in 2004 primarily to reduce outstanding liabilities after the closing of our funding in February 2004.

      Net cash used in financing activities was $1,005 for the three months ended March 31, 2005 versus net cash provided by financing activities of $7,153,175 for the three months ended March 31, 2004. This decrease was primarily due to additional funds raised in our funding in February 2004.

      Funds as of March 31, 2005 are anticipated to be sufficient to fund operations through April 30, 2006.

ITEM 3. CONTROLS AND PROCEDURES

      (a)  Disclosure  Controls  and  Procedures.   Our  management,   with  the
participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

      (b) Internal Controls Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A current report on Form 8-K was filed on February 16, 2005 concerning our Compensation Committee's approval of employment agreements for our executive officers.

  Number        Description
  ------        -----------

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1         Certification  of Chief Executive  Officer pursuant to 18 U.S.C,
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2         Certification  of Chief Financial  Officer pursuant to 18 U.S.C,
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                 SIGNATURE PAGE

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            APPLIED NEUROSOLUTIONS, INC.

Dated: May 9, 2005
                                            By: /s/ DAVID ELLISON
                                            ---------------------
                                            Chief Financial Officer
                                            (Principal Financial
                                            and Accounting Officer)