Form 10QSB
period 2005-06-30
APPLIED NEUROSOLUTIONS INC
filed 2005-08-15
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarterly period ended June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-13835

APPLIED NEUROSOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	39-1661164
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Yes [X]    No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, $0.0025 par value - 93,540,594 shares outstanding as of August 9, 2005.

Transitional Small Business Disclosure Format (check one):   Yes  [   ]    No [X]

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash	$3,004,983	$3,565,590
Accounts receivable	2,977	353,550
Prepaids and other current assets	40,361	25,539
Total current assets	3,048,321	3,944,679
Property and equipment:
Equipment and leaseholds	2,158,964	2,102,752
Accumulated depreciation and amortization	(2,090,170)	(2,076,670)
Net property and equipment	68,794	26,082
Other assets:
Deposits	15,493	15,493
Total other assets	15,493	15,493
Total assets	$3,132,608	$3,986,254
Liabilities and Stockholders’ Equity / (Deficit)
Current liabilities:
Accounts payable	$73,673	$108,007
Capital lease payable, current portion	3,491	4,385
Deferred research agreement revenues	350,000	450,000
Accrued consultant fees	30,500	36,300
Accrued vacation wages	61,234	45,171
Other accrued expenses	44,580	77,709
Total current liabilities	563,478	721,572
Long-term liabilities:
Capital lease payable, net of current portion	-	1,211
Total long term liabilities	-	1,211
Stockholders' equity / (deficit):
Preferred stock, $0.0025 par value; authorized shares 5,000,000; none issued and outstanding	-	-
Common stock, $0.0025 par value; authorized shares 2,000,000; 93,563,888 and 90,765,106 issued shares; 93,540,594 and 90,741,812 outstanding shares	233,851	226,855
Treasury stock, 23,294 shares held in treasury	(10,614)	(10,614)
Additional paid-in capital	42,248,500	41,639,914
Deficit accumulated during the development stage	(39,902,607)	(38,592,684)
Total stockholders' equity / (deficit)	2,569,130	3,263,471
Total liabilities and stockholders' equity / (deficit)	$3,132,608	$3,986,254

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from March 14, 1992, (inception) to June 30,
	2005	2004	2005	2004	2005

Research agreement revenues	$-	$250,000	$180,000	$250,000	$933,000
Grant revenues	-	-	-	-	669,022
Total revenues	-	250,000	180,000	250,000	1,602,022
Operating expenses:
Research and development	571,540	248,595	876,251	766,305	26,247,451
General and administrative	471,405	128,838	639,070	744,415	11,604,277
Loss on impairment of intangible assets	-	-	-	-	411,016
Loss on writedown of leasehold improvements	-	-	-	-	1,406,057
Total operating expenses	1,042,945	377,433	1,515,321	1,510,720	39,668,801

Operating loss	(1,042,945)	(127,433)	(1,335,321)	(1,260,720)	(38,066,779)

Other (income) expense:
Interest expense	170	329	382	15,537	485,239
Interest income	(13,823)	(10,486)	(25,780)	(16,431)	(767,505)
Amortization of debt discount	-	-	-	-	272,837
Beneficial conversion of debt to equity	-	-	-	-	274,072
Inducement to convert debt to equity	-	-	-	-	1,631,107
Cost of fund raising activities	-	31,058	-	52,229	62,582
Loss on extinguishments of debt	-	-	-	4,707,939	4,707,939
Gain on derivative instrument, net	-	(2,203,246)	-	(4,421,228)	(4,894,163)
Net other (income) expense	-	-	-	-	63,720
Total other (income) expense	(13,653)	(2,182,345)	(25,398)	338,046	1,835,828

Net income (loss)	(1,029,292)	2,054,912	(1,309,923)	(1,598,766)	(39,902,607)
Less: Fair value of induced preferred stock conversion	-	-	-	-	(1,866,620)
Net income (loss) attributable to common shareholders	$(1,029,292)	$2,054,912	$(1,309,923)	$(1,598,766)	$(41,769,227)
Basic and diluted income (loss) per common share:
Net income (loss) attributable to common shareholders per share - basic	($0.01)	$0.02	($0.01)	($0.02)	($2.05)
Net income (loss) attributable to common shareholders per share - diluted	($0.01)	$0.02	($0.01)	($0.02)	($2.05)
Weighted average shares - basic	91,213,874	90,641,812	91,104,947	83,485,027	20,326,784
Weighted average shares - diluted	91,213,874	95,785,906	91,104,947	83,485,027	20,326,784

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Period from March 14, 1992 (inception) to
	2005	2004	June 30, 2005
Cash flows from operating activities
Net loss	$(1,309,923)	$(1,598,766)	$(39,902,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,500	9,180	2,575,263
Non-cash expense for equity compensation	59,526	352,131	2,438,767
Non-cash (income) expense for equity compensation to employees and directors	87,981	(366,177)	920,353
Non-cash interest expense	-	14,844	105,046
Amortization of deferred financing costs	-	6,458	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non-cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishments of debt	-	4,707,939	4,707,939
Non-cash income for gain on derivative instrument	-	(4,421,228)	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold improvements	-	-	1,406,057
Loss on impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	52,229	62,582
Changes in assets and liabilities:
Accounts receivable	350,573	42,425	200,313
Prepaids and other assets	(14,822)	31,161	(41,136)
Accounts payable	(2,684)	(91,362)	201,927
Deferred research agreement revenues	(100,000)	(250,000)	350,000
Accrued wages	-	(293,310)	-
Accrued collaborator payments	-	(198,817)	-
Accrued consultant fees	(5,800)	(166,600)	55,500
Accrued vacation wages	16,063	12,998	61,234
Other accrued expenses	(33,129)	(107,738)	196,730
Net cash used in operating activities	(938,715)	(2,264,633)	(28,800,438)

Cash flows from investing activities
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	(87,862)	(12,181)	(4,067,627)
Net cash used in investing activities	(87,862)	(12,181)	(4,407,456)

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Period from March 14, 1992 (inception) to
	2005	2004	June 30, 2005
Cash flows from financing activities
Proceeds from issuance of preferred stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	468,076	7,354,054	19,439,107
Deferred financing costs incurred	-	-	(111,000)
Advances from (repayments to) director and shareholders	-	(200,000)	120,000
Principal payments under capital lease	(2,106)	(1,794)	(8,276)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement penalties	-	-	(84,000)
Payments to repurchase common stock	-	-	(10,614)
Payments received for employee stock purchase notes receivable	-	-	235,610
Net cash provided by financing activities	465,970	7,152,260	36,212,877

Net increase (decrease) in cash	(560,607)	4,875,446	3,004,983

Cash at beginning of period	3,565,590	72,765	-
Cash at end of period	$3,004,983	$4,948,211	$3,004,983

Supplemental cash flow information
Cash paid for interest	$382	$693	$41,851

Supplemental disclosure of non-cash investing and financing Activities
Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$2,473,991	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$136,188	$136,188

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BUSINESS

Applied NeuroSolutions, Inc. ("APNS" or the "Company") is a development stage biopharmaceutical company. One of APNS’ wholly-owned operating subsidiaries was Molecular Geriatrics Corporation ("MGC"), a development stage biopharmaceutical company incorporated in November 1991, with operations commencing in March 1992, to develop diagnostics to detect, and therapeutics to treat, Alzheimer's disease (“AD”).

The other wholly-owned operating subsidiary was Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs. We are not currently funding the development of this technology. The Company dissolved these two subsidiaries and transferred all of their assets to APNS in 2004.

In October 2003, the Company’s shareholders approved amending the Company’s Certificate of Incorporation to change the corporate name from Hemoxymed, Inc. to Applied NeuroSolutions, Inc. The name change became effective on October 30, 2003.

On September 10, 2002, Hemoxymed, Inc. and MGC established a strategic alliance through the closing of a merger (the "Merger"). The Merger Agreement provided that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies.

This transaction has been accounted for as a reverse merger. For financial reporting purposes, MGC is continuing as the primary operating entity under the Company’s name, and its historical financial statements have replaced those of the Company. Thus, all financial information prior to the Merger date is the financial information of MGC only.

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

NOTE 2.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of APNS and its wholly-owned subsidiaries prior to the Company dissolving its subsidiaries in 2004. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements of APNS contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

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

The consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7, "Accounting and Reporting by Development Stage Enterprises," which requires development stage companies to employ the same accounting principles as operating companies.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss) attributable to common shareholders	$(1,029,292)	$2,054,912	$(1,309,923)	$(1,598,766)
Add stock-based employee compensation expense (income) included in reported net loss, net of tax	307,934	(322,186)	87,981	(366,177)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	235,970	58,586	263,807	117,172
Pro forma net income (loss) attributable to common shareholders	$(957,328)	$1,674,140	$(1,485,749)	$(2,082,115)
Basic net income (loss) attributable to common shareholders per common share:
Basic, as reported	$(0.01)	$0.02	$(0.01)	$(0.02)
Basic, pro forma	$(0.01)	$0.02	$(0.02)	$(0.02)
Diluted, as reported	$(0.01)	$0.02	$(0.01)	$(0.02)
Diluted, pro forma	$(0.01)	$0.02	$(0.02)	$(0.02)

In April 2005, 4,045,137 stock options were granted, including 3,845,137 to employees and directors. The weighted average estimated fair value of the options granted in 2005 was $0.17, based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.73%; an expected life of 4 years and volatility of 75%. No options were granted in the six months ended June 30, 2004.

The stock options granted in April 2005 increased the total outstanding stock options to 14,084,773. This is in excess of the 12,000,000 options allowed under the current stock option plan. The Company will be seeking shareholder approval for an increase in the maximum allowable options under the plan.

NOTE 4.  NET LOSS PER SHARE

Net loss attributable to common shareholder per share is computed based upon the weighted average number of common shares outstanding during the period.

For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants and convertible investor bridge loans excluded from the computation because their effect is antidilutive. The Company had 14,084,773 stock options and 50,121,632 warrants outstanding to issue common stock at June 30, 2005. The Company had 9,919,636 stock options and 52,142,904 warrants outstanding to issue common stock at June 30, 2004.

NOTE 5.  COLLABORATION AGREEMENTS

Under the terms of various license and collaborative research agreements with Albert Einstein College of Medicine (“AECOM”) the Company is obligated to make semi-annual maintenance payments and quarterly funding payments. In addition, the agreements call for royalty and revenue sharing agreements upon the sale and/or license of products or technology. In March 2002, the Company renegotiated various terms of the AECOM agreements. The modified agreement reduced and restructured future maintenance and funding payments.

The Company has consulting agreements with its founding scientist at AECOM, which have terms through January 2006, but in some instances, may be terminated at an earlier date by the Company.

Future minimum payments, as of June 30, 2005, under the above agreements are as follows:

Year ending December 31,	Collaborations	Consulting

2005	$187,500	$54,000
2006	425,000	9,000
2007	475,000	-
2008	500,000	-
Total	$1,587,500	$63,000

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

NOTE 6.  FINANCING ACTIVITIES

In February 2004, the Company completed an $8,000,000 private placement (net proceeds of $7,354,054). The private placement included accredited institutional investors and accredited individuals. In conjunction with the financing, the Company issued an aggregate of 32 million units priced at $0.25 per unit to investors. Each unit consisted of one share of common stock of the Company and a five-year warrant exercisable to purchase one share of common stock of the Company at an exercise price of $0.30. The warrants issued to investors were immediately exercisable.

Pursuant to the terms of the Registration Rights Agreement entered into in connection with the transaction, within seven calendar days following the date that the Company filed its Annual Report on Form 10-KSB, the Company was required to file, and did file, with the Securities and Exchange Commission (the "SEC") a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock underlying the warrants, including the common stock underlying the placement agents' warrants.

The Registration Rights Agreement further provides that if a registration statement was not filed, or did not become effective, within 150 days from the closing date of the private placement, then in addition to any other rights the holders may have, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 1.5% per month of the aggregate purchase price paid by such holder in the private placement for the common stock and warrants then held, prorated daily. The registration statement was filed within the allowed time, however it was declared effective July 28, 2004 under SEC File Number 333-113821, resulting in the Company incurring certain liquidated damages in accordance with the terms of the private placement. Liquidating damages of $84,000 were paid to the unit holders in the private placement in the third quarter 2004.

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

The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of 5 years and volatility of 75%. The fair value of the warrants was estimated to be $8,754,068 on the closing date of the transaction. The difference between the fair value of the warrants of $8,754,068 and the gross proceeds from the offering was classified as a non-operating expense in the Company’s statement of operations, and included in “Gain on derivative instrument, net”. The fair value of the warrants was then re-measured at March 31, 2004, June 30, 2004 and July 28, 2004 (the date the registration statement became effective) and estimated to be $3,105,837 at July 28, 2004, with the decrease in fair value since February 6, 2004, due to the decrease in the market value of the Company's common stock. The decrease in fair value of the warrants of $5,648,231 from the transaction date to July 28, 2004 was recorded as non-operating income in the Company's statement of operations, and included in “Gain on derivative instrument, net”. The fair value of the warrants at July 28, 2004 was reclassified to additional paid in capital as of July 28, 2004.

The Company used $315,783 of the proceeds from the private placement to reimburse officers of the Company for expenses, including compensation, incurred but unpaid, as of January 31, 2004.

The Company paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. The Company also incurred $85,946 in other legal and accounting fees. The Company also issued a five-year warrant to purchase 3.2 million shares of common stock of the Company at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of 5 years and volatility of 75%. The Company allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, the Company initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in the Company’s consolidated balance sheet. The Company further recorded $62,582 of amortization expenses from these issue costs as “Costs of fund raising activities” in the statement of operations for the year ended December 31, 2004.

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

Concurrent with the closing of the private placement, bridge investors, who had made loans to the Company over the 18 months prior to the private placement, agreed to convert the $2,610,179 of loans and unpaid interest into units on substantially the same terms as the investors in the private placement. The conversion terms accepted by the bridge investors were substantially different than the initial conversion terms of the bridge loans. As a result, the Company accounted for the change in conversion terms as a substantial modification of terms in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. As a result, the Company recorded a $4,707,939 loss on debt extinguishment in the three month period ended March 31, 2004 for the difference between the carrying value of the bridge loans on the date the conversion terms were modified ($2,610,179) and the fair value of the equity issued under the new conversion terms ($7,318,118). Upon conversion, the Company issued the bridge investors 10,440,714 shares of common stock and 11,484,788 warrants to purchase shares of common stock on the same terms as the unit holders. The fair value of the common stock was computed as $4,176,286 based on the closing price of the Company’s stock on February 6, 2004. The fair value of the warrants was determined to be $3,141,832 using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of 5 years and volatility of 75%. Upon conversion, the $7,318,118 adjusted value of the bridge loans was reclassified as $26,102 of common stock and $7,292,016 of additional paid-in-capital.

NOTE 7.  OTHER EQUITY TRANSACTIONS

During the three months ended June 30, 2005, the Company issued 2,527,042 shares of common stock upon the exercise of 2,527,042 warrants. There was no expense to be recorded related to the exercise of these warrants.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No. 3 The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

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

OVERVIEW

We are a development stage biopharmaceutical company engaged in the development of diagnostics to detect, and therapeutics to treat, Alzheimer's disease. Our principal development programs, and plan of operation for each, are as follows:

•
CSF-Based Diagnostic - We are about submit to the FDA our paperwork (pre-IDE) which begins the process leading toward the clinical testing for our lead product, a cerebrospinal fluid (“CSF”) based diagnostic test to detect whether a person has AD. This diagnostic, based upon the detection of a certain AD associated protein found in the cerebrospinal fluid (“CSF”) of AD patients, has achieved an overall sensitivity and specificity in the range of 85% to 95%. This is based on extensive testing differentiating AD patients from patients with other neurological diseases, patients with other relevant forms of dementia and normal controls. It is anticipated that the pre-market approval (PMA) process, including the final clinical study, will commence in the fourth quarter of 2005.

•
Serum-Based Diagnostic - We are developing two second-generation, serum-based diagnostic tests to detect AD that will be easier to perform and less expensive to use. The potential U.S. market for the serum-based test, which could be utilized as a general screening test for AD, is estimated to be in excess of $1 billion. Our first approach is based upon the detection of an immune response to the development of AD associated proteins in the blood and has achieved an overall sensitivity and specificity in the mid-70% range. We are also developing a serum-based test to detect the same AD associated protein in that we detect in our CSF-based test. We believe that because of the convenience of testing blood, this diagnostic has the potential to become a screening test with very broad application.

•
AD Therapeutic Compound Screening Assay - We are also involved in the discovery and development of therapeutics to treat Alzheimer’s disease based upon a unique theory developed by Peter Davies, Ph.D., our founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at Albert Einstein College of Medicine (“AECOM”). As a result of Dr. Davies’ research, we are involved in the discovery and development of a unique therapeutic that may represent the first therapy able to stop the progression of AD. This screening assay targets a component of the biological pathway that leads to the development of the two principal AD pathologies, neurofibrillary tangles and amyloid plaques. More importantly, the assay allows high-throughput testing of compounds that inhibit this disease-causing pathway leading potentially to the discovery of the first drugs to stop the progression of Alzheimer's disease. Initial results using this screening assay have identified active compounds that are the subject of further development. We hope to select a lead compound for pre-clinical testing within one year.

•
Transgenic Mice - Through a collaboration between Dr. Davies, and a researcher at Nathan Kline Institute (“NKI”), a transgenic mouse has been developed that models the tau pathology of Alzheimer’s disease. These transgenic mice are the first animal model known to develop paired helical filaments (PHF’s), the building blocks of neurofibrillary tangles, and could be useful in testing the efficacy of therapeutic compounds. We are currently exploring opportunities to license the use of the transgenic mice to pharmaceutical companies. AECOM and an agency of the State of New York that oversees NKI each have a 50% interest in these transgenic mice. Through our licenses with AECOM, we have rights to AECOM’s 50% interest in these transgenic mice. We and NKI plan to offer these mice to researchers and will share in any revenue derived from any license according to their percentage of ownership. The terms of our arrangement with NKI with respect to the transgenic mice were finalized in March 2005.

As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

We have had a limited operating history characterized by operating losses, and expect to generate operating losses for the foreseeable future. As of June 30, 2005, our accumulated deficit was approximately $40 million. We anticipate that we will continue to incur significant losses until successful commercialization of our technology generates sufficient net revenues to cover all of the costs of our operation.

Our “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. We have identified the following as our critical accounting policies: revenue recognition, research and development, equity compensation, net deferred tax asset valuation allowance, and accounting for derivative financial instruments. For a discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and “Note 6. Financing Activities” in this Form 10-QSB.

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

REVENUES

No revenues were recognized in the three-month period ended June 30, 2005. Revenues of $250,000 were recognized in the three-month period ended June 30, 2004. The revenues were a result of a research agreement completed during the period.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the three-month period ended June 30, 2005 increased 130% or $322,945 from $248,595 for the three-month period ended June 30, 2004 to $571,540 for the three-month period ended June 30, 2005. Below is a summary of our research and development expenses:

	For the three months ended June 30,		Increase
Expense	2005	2004	(Decrease)
Compensation, taxes and benefits	$227,658	$192,081	$35,577
Research funding and consulting	139,300	127,250	12,050
French subsidiary expense	-	18,741	(18,741)
Variable accounting for stock options	137,862	(144,242)	282,104
Other research and development expenses, net of reimbursements	66,720	54,765	11,955
Total Research and Development Expenses	$571,540	$248,595	$322,945

This increase was primarily due to costs associated with variable accounting for stock options. We have certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of our common stock increases, which may be reversed if the price subsequently declines. Included in research and development expense in 2005 was an expense of $137,862 for variable accounting for stock options reflecting an increase in our stock price compared to a reversal of non-cash compensation of $144,242 in 2004 reflecting a decrease in our stock price. The increase was also caused by increases in compensation to certain employees who took on additional responsibilities after our former CEO resigned in September 2004, general salary increases, and expenses recorded for stock options issued to non-employees. This increase was partially offset by the end of our funding of our French Subsidiary in 2004 and an increase in reimbursements to help offset overhead costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the three-month period ended June 30, 2005 increased 266% or $342,567 from $128,838 for the three-month period ended June 30, 2004 to $471,405 for the three-month period ended June 30, 2005. Below is a summary of our general and administrative expenses:

	For the three months ended June 30,		Increase
Expense	2005	2004	(Decrease)
Compensation, taxes and benefits	$90,944	$137,516	($46,572)
Consulting	55,251	32,700	22,551
Professional fees	72,761	81,546	(8,785)
Rent, telephone and utilities	13,113	12,301	812
Variable accounting for stock options	170,072	(177,944)	348,016
Other general and administrative expenses	69,264	42,719	26,545
Total general and administrative expenses	$471,405	$128,838	$342,567

This increase was primarily due to costs associated with variable accounting for stock options. We have certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of our common stock increases, which may be reversed if the price subsequently declines. Included in general and administrative expense in 2005 was an expense of $170,072 for variable accounting for stock options reflecting an increase in our stock price compared to a reversal of non-cash compensation of $177,944 in 2004 reflecting a decrease in our stock price. Other general and administrative expenses increased due to expenses recorded for stock options issued to non-employees and the start of a Directors and Officers insurance policy in June 2004. Consulting expenses increased due to an additional public relations consultant added during the three-month period ended June 30, 2005. This increase was partially offset by a decrease in compensation due to the resignation of our CEO in September 2004, which was partially offset by increases given to certain employees who took on additional responsibilities, and a decrease in professional fees due to funding and negotiations with a licensing partner in 2004.

OTHER (INCOME) EXPENSE

Interest expense for the three-month periods ended June 30, 2005 and June 30, 2004 was minimal. Interest income for the three-month period ended June 30, 2005 increased 32% or $3,337 from $10,486 for the three-month period ended June 30, 2004 to $13,823 for the three-month period ended June 30, 2005. This increase was due to a higher rate of return on invested balances that more than offset lower average invested balances.

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

The fair value of the warrants issued were estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. The fair value of the warrants was estimated to be $8,754,068 on the closing date of the transaction. The difference between the fair value of the warrants of $8,754,068 and the gross proceeds from the offering was classified as a non-operating expense in our statement of operations, and included in “Gain on derivative instrument, net”. The fair value of the warrants was then re-measured at March 31, 2004, June 30, 2004 and July 28, 2004 (the date the registration statement became effective) and estimated to be $3,105,837 at July 28, 2004 with the decrease in fair value since February 6, 2004 due to the decrease in the market value of our common stock. The decrease in fair value of the warrants of $5,648,231 from the transaction date to July 28, 2004 was recorded as non-operating income in our statement of operations, and included in “Gain on derivative instrument, net”. The fair value of the warrants at July 28, 2004 was reclassified to additional paid in capital as of July 28, 2004.

We paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. We also incurred $85,946 in other legal and accounting fees. We also issued a five-year warrant to purchase 3.2 million shares of our common stock at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. We allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, we initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in our consolidated balance sheet. We further recorded $31,058 of amortization expenses in the second quarter of 2004 from these issue costs as “Costs of fund raising activities” in the statement of operations.

Concurrent with the closing of the private placement, bridge investors, who had made loans to us over 18 months prior to February 2004, agreed to convert the $2,610,179 of loans and unpaid interest into units on substantially the same terms as the investors in the private placement. The conversion terms accepted by the bridge investors were substantially different than the initial conversion terms of the bridge loans. As a result, we accounted for the change in conversion terms as a substantial modification of terms in accordance with EITF Issue No. 96-19, “Debtor’s Accounting and Modification on Exchange of Debt Instruments”. As a result, we recorded a $4,707,939 loss on debt extinguishment in the first quarter of 2004 for the difference between the carrying value of the bridge loans on the date the conversion terms were modified ($2,610,179) and the fair value of the equity issued under the new conversion terms ($7,318,118).

We currently do not hedge foreign exchange transaction exposures. Our assets and liabilities denominated in foreign currencies are immaterial.

RESULTS OF OPERATIONS - THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

REVENUES

Revenues of $180,000 were recognized in the six-month period ended June 30, 2005. Revenues of $250,000 were recognized in the six-month period ended June 30, 2004. The revenues are a result of research agreements completed during the period.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the six-month period ended June 30, 2005 increased 14% or $109,946 from $766,305 for the six-month period ended June 30, 2004 to $876,251 for the six-month period ended June 30, 2005. Below is a summary of our research and development expenses:

	For the six months ended June 30,		Increase
Expense	2005	2004	(Decrease)
Compensation, taxes and benefits	$443,262	$385,022	$58,240
Research funding and consulting	280,838	256,390	24,448
French subsidiary expense	-	203,124	(203,124)
Variable accounting for stock options	39,389	(163,937)	203,326
Other research and development expenses, net of reimbursements	112,762	85,706	27,056
Total research and development expenses	$876,251	$766,305	$109,946

This increase was primarily due to costs associated with variable accounting for stock options. We have certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of our common stock increases, which may be reversed if the price subsequently declines. Included in research and development expense in 2005 was an expense of $39,389 for variable accounting for stock options reflecting an increase in our stock price compared to a reversal of non-cash compensation of $163,937 in 2004 reflecting a decrease in our stock price. The increase was also caused by increases in compensation to certain employees who took on additional responsibilities after our former CEO resigned in September 2004, general salary increases, contractual research increases to AECOM and expenses recorded for stock options issued to non-employees. This increase was partially offset by the end of our funding of our French Subsidiary in 2004.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the six-month period ended June 30, 2005 decreased 14% or $105,345 from $744,415 for the six-month period ended June 30, 2004 to $639,070 for the six-month period ended June 30, 2005. Below is a summary of our general and administrative expenses:

	For the six months ended June 30,		Increase
Expense	2005	2004	(Decrease)
Compensation, taxes and benefits	$178,374	$267,220	($88,846)
Consulting	98,503	257,200	(158,697)
Professional fees	173,622	172,961	661
Rent, telephone and utilities	25,165	23,780	1,385
Variable accounting for stock options	48,592	(202,240)	250,832
Expense for warrants and stock options issued	-	152,131	(152,131)
Other general and administrative expenses	114,814	73,363	41,451
Total general and administrative expenses	$639,070	$744,415	($105,345)

This decrease was primarily due to the following: included in consulting in 2004 is a $200,000 charge for common stock issued to certain consultants, certain consultants were issued warrants in 2004 for which an expense of $152,131 was recorded, and a decrease in compensation due to the resignation of our CEO in September 2004, which was partially offset by increases given to certain employees who took on additional responsibilities. In addition, professional fees decreased due to funding and negotiations with a licensing partner in 2004. This decrease was partially offset by costs associated with variable accounting for stock options. We have certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of our common stock increases, which may be reversed if the price subsequently declines. Included in general and administrative expense in 2005 was an expense of $48,592 for variable accounting for stock options reflecting an increase in our stock price compared to a reversal of non-cash compensation of $202,240 in 2004 reflecting a decrease in our stock price. Other general and administrative expenses increased due to expenses recorded for stock options issued to non-employees and the start of a Directors and Officers insurance policy in June 2004.

OTHER (INCOME) EXPENSE

Interest expense for the six-month periods ended June 30, 2005 and June 30, 2004 was minimal. Interest income for the six-month period ended June 30, 2005 increased 57% or $9,349 from $16,431 for the six-month period ended June 30, 2004 to $25,780 for the six-month period ended June 30, 2005. This increase was due to a higher rate of return on invested balances that more than offset lower average invested balances.

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

The fair value of the warrants issued were estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. The fair value of the warrants was estimated to be $8,754,068 on the closing date of the transaction. The difference between the fair value of the warrants of $8,754,068 and the gross proceeds from the offering was classified as a non-operating expense in our statement of operations, and included in “Gain on derivative instrument, net”. The fair value of the warrants was then re-measured at March 31, 2004, June 30, 2004 and July 28, 2004 (the date the registration statement became effective) and estimated to be $3,105,837 at July 28, 2004 with the decrease in fair value since February 6, 2004 due to the decrease in the market value of our common stock. The decrease in fair value of the warrants of $5,648,231 from the transaction date to July 28, 2004 was recorded as non-operating income in our statement of operations, and included in “Gain on derivative instrument, net”. The fair value of the warrants at July 28, 2004 was reclassified to additional paid in capital as of July 28, 2004.

We paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. We also incurred $85,946 in other legal and accounting fees. We also issued a five-year warrant to purchase 3.2 million shares of our common stock at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. We allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, we initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in our consolidated balance sheet. We further recorded $52,229 of amortization expenses in 2004 from these issue costs as “Costs of fund raising activities” in the statement of operations.

Concurrent with the closing of the private placement, bridge investors, who had made loans to us over 18 months prior to February 2004, agreed to convert the $2,610,179 of loans and unpaid interest into units on substantially the same terms as the investors in the private placement. The conversion terms accepted by the bridge investors were substantially different than the initial conversion terms of the bridge loans. As a result, we accounted for the change in conversion terms as a substantial modification of terms in accordance with EITF Issue No. 96-19, “Debtor’s Accounting and Modification on Exchange of Debt Instruments”. As a result, we recorded a $4,707,939 loss on debt extinguishment in the first quarter of 2004 for the difference between the carrying value of the bridge loans on the date the conversion terms were modified ($2,610,179) and the fair value of the equity issued under the new conversion terms ($7,318,118).

We currently do not hedge foreign exchange transaction exposures. Our assets and liabilities denominated in foreign currencies are immaterial.

PLAN OF OPERATION

We anticipate that our cash balances as of June 30, 2005, coupled with anticipated funds received from operations, will be sufficient to cover our planned research and development activities, general operating expenses, and CSF-based diagnostic assay clinical costs through June 30, 2006. We will need additional funding during the second quarter of 2006 to cover operations, and to fund clinical costs of any additional products in development, and to expand our therapeutic program. If additional funding is not obtained, we will not be able to fund clinical costs of any other programs, and will have to minimize or eliminate our therapeutic program.

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

We currently do not have sufficient resources to complete the commercialization of all of our proposed research projects. Therefore, we will need to raise substantial additional capital prior to the second quarter of 2006 to fund our operations. We cannot be certain that any financing will be available when needed. If we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products that we believe may be beneficial to our business. We expect to continue to spend capital on:

• research and development programs;
• pre-clinical studies and clinical trials; and
• regulatory processes.

The amount of capital we may need will depend on many factors, including the:

•   progress, timing and scope of research and development programs;
•   progress, timing and scope of our pre-clinical studies and clinical trials;
•   time and cost necessary to obtain regulatory approvals;
•   time and cost necessary to seek third party manufacturers to manufacture our products for us;
•   time and cost necessary to seek marketing partners to market our products for us;
•   time and cost necessary to respond to technological and market developments;
•   changes made to, or new developments in, our existing collaborative, licensing and other commercial relationships; and
•  new collaborative, licensing and other commercial relationships that we may establish.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, our cash and cash equivalents were $3,004,983. Our current operations consist of the continuation of the development of our Alzheimer's disease diagnostic and therapeutic programs. Our current cash inflows are through investor funding, primarily equity investments and conversion of warrants and stock options, and revenues from research agreements. Our current cash outflows are primarily expenditures for research and development activities and management and overhead costs. The total amount of our minimum annual commitments under our license agreements with Albert Einstein College of Medicine (“AECOM”) are $375,000, $425,000, $475,000 and $500,000 for the years ending December 31, 2005 through 2008, respectively.

We used cash in operating activities of $938,715 for the six months ended June 30, 2005 versus cash used in operating activities of $2,264,633 for the six months ended June 30, 2004. This decrease of $1,325,918 was comprised of higher cash outlays in 2004 primarily to reduce outstanding liabilities after the closing of our funding in February 2004.

We used cash in investing activities of $87,862 for the six months ended June 30, 2005 versus cash used in investing activities of $12,181 for the six months ended June 30, 2004. This increase of $75,681 was due to additional equipment purchases in 2005.

Net cash provided by financing activities was $465,970 for the six months ended June 30, 2005 versus net cash provided by financing activities of $7,152,260 for the six months ended June 30, 2004. We received $468,076 from the conversion of warrants in 2005 and $7,354,054 from the net proceeds of the private placement in February 2004.

Funds as of June 30, 2005 are anticipated to be sufficient to fund operations through June 30, 2006.

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

APPLIED NEUROSOLUTIONS, INC.

Date: August 11, 2005	By:	/s/ DAVID ELLISON
David Ellison
Chief Financial Officer (Principal Financial and Accounting Officer)