Form 10QSB
period 2005-09-30
APPLIED NEUROSOLUTIONS INC
filed 2005-11-09
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarterly period ended September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-13835

APPLIED NEUROSOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	39-1661164
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, $0.0025 par value 94,364,500 shares outstanding as of November 4, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash	$2,182,105	$3,565,590
Accounts receivable	46,660	353,550
Prepaids and other current assets	110,486	25,539
Total current assets	2,339,251	3,944,679
Property and equipment:
Equipment and leaseholds	2,158,964	2,102,752
Accumulated depreciation and amortization	(2,096,920)	(2,076,670)
Net property and equipment	62,044	26,082
Other assets:
Deposits	15,493	15,493
Total other assets	15,493	15,493
Total assets	$2,416,788	$3,986,254
Liabilities and Stockholders’ Equity / (Deficit)
Current liabilities:
Accounts payable	$110,966	$108,007
Capital lease payable, current portion	2,374	4,385
Deferred research agreement revenues	375,000	450,000
Accrued consultant fees	23,700	36,300
Accrued vacation wages	58,696	45,171
Other accrued expenses	40,917	77,709
Total current liabilities	611,653	721,572
Long-term liabilities:
Capital lease payable, net of current portion	-	1,211
Total long term liabilities	-	1,211
Stockholders' equity / (deficit):
Preferred stock, $0.0025 par value; authorized shares 5,000,000; none issued and outstanding	-	-
Common stock, $0.0025 par value; authorized shares 200,000,000; 93,691,019 and 90,765,106 issued shares; 93,667,725 and 90,741,812 outstanding shares	234,169	226,855
Treasury stock, 23,294 shares held in treasury	(10,614)	(10,614)
Additional paid-in capital	42,629,410	41,639,914
Deficit accumulated during the development stage	(41,047,830)	(38,592,684)
Total stockholders' equity / (deficit)	1,805,135	3,263,471
Total liabilities and stockholders' equity / (deficit)	$2,416,788	$3,986,254
See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,		Nine Months Ended September 30,		Period from March 14, 1992, (inception) to Sept. 30,
	2005	2004	2005	2004	2005

Research agreement revenues	$-	$-	$180,000	$250,000	$933,000
Grant revenues	-	-	-	-	669,022
Total revenues	-	-	180,000	250,000	1,602,022
Operating expenses:
Research and development	671,384	236,868	1,547,635	1,003,194	26,918,835
General and administrative	489,350	215,750	1,128,420	953,685	12,093,627
Loss on impairment of intangible assets	-	-	-	-	411,016
Loss on writedown of leasehold improvements	-	-	-	-	1,406,057
Total operating expenses	1,160,734	452,618	2,676,055	1,956,879	40,829,535

Operating loss	(1,160,734)	(452,618)	(2,496,055)	(1,706,879)	(39,227,513)

Other (income) expense:
Interest expense	125	291	507	15,829	485,364
Interest income	(15,636)	(9,575)	(41,416)	(26,006)	(783,141)
Amortization of debt discount	-	-	-	6,458	272,837
Beneficial conversion of debt to equity	-	-	-	-	274,072
Inducement to convert debt to equity	-	-	-	-	1,631,107
Cost of fund raising activities	-	10,353	-	62,582	62,582
Loss on extinguishments of debt	-	-	-	4,707,939	4,707,939
Gain on derivative instrument, net	-	(472,935)	-	(4,894,163)	(4,894,163)
Net other (income) expense	-	-	-	-	63,720
Total other (income) expense	(15,511)	(471,866)	(40,909)	(127,361)	1,820,317

Net income (loss)	(1,145,223)	19,248	(2,455,146)	(1,579,518)	(41,047,830)
Less: Fair value of induced preferred stock conversion	-	-	-	-	(1,866,620)
Net income (loss) attributable to common shareholders	$(1,145,223)	$19,248	$(2,455,146)	$(1,579,518))	$(42,914,450)
Basic and diluted income (loss) per common share:
Net income (loss) attributable to common shareholders per share - basic	($0.01)	$0.00	$(0.03)	($0.02)	($1.98)
Net income (loss) attributable to common shareholders per share - diluted	($0.01)	$0.00	($0.03)	($0.02)	($1.98)
Weighted average shares - basic	93,615,779	90,641,812	92,288,255	85,870,622	21,694,785
Weighted average shares - diluted	93,615,779	93,726,206	92,288,255	85,870,622	21,694,785

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		Period from March 14, 1992 (inception) to
	2005	2004	Sept. 30, 2005
Cash flows from operating activities
Net loss	$(2,455,146)	$(1,579,518)	$(41,047,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,250	13,770	2,582,013
Non-cash expense for equity compensation	88,817	352,131	2,468,058
Non-cash (income) expense for equity compensation to employees and directors	439,905	(531,612)	1,272,280
Non-cash interest expense	-	14,844	105,046
Amortization of deferred financing costs	-	6,458	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non-cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishments of debt	-	4,707,939	4,707,939
Non-cash income for gain on derivative instrument	-	(4,894,163)	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold improvements	-	-	1,406,057
Loss on impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	62,582	62,582
Changes in assets and liabilities:
Accounts receivable	306,890	(69,337)	156,630
Prepaids and other assets	(84,947)	(14,338)	(111,261)
Accounts payable	2,959	(136,626)	207,570
Deferred research agreement revenues	(75,000)	(150,000)	375,000
Accrued wages	-	(293,310)	-
Accrued collaborator payments	-	(229,417)	-
Accrued consultant fees	(12,600)	(166,600)	48,700
Accrued vacation wages	13,525	3,711	58,696
Other accrued expenses	(36,792)	(104,871)	193,064
Net cash used in operating activities	(1,792,139)	(3,008,357)	(29,653,862)

Cash flows from investing activities
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	(56,212)	(14,766)	(4,035,977)
Net cash used in investing activities	(56,212)	(14,766)	(4,375,806)

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		Period from March 14, 1992 (inception) to
	2005	2004	Sept. 30, 2005
Cash flows from financing activities
Proceeds from issuance of preferred stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	468,089	7,354,054	19,439,120
Deferred financing costs incurred	-	-	(111,000)
Advances from (repayments to) director and shareholders	-	(200,000)	120,000
Principal payments under capital lease	(3,223)	(2,746)	(9,393)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement penalties	-	(84,000)	(84,000)
Payments to repurchase common stock	-	-	(10,614)
Payments received for employee stock purchase notes receivable	-	-	235,610
Net cash provided by financing activities	464,866	7,067,308	36,211,773

Net increase (decrease) in cash	(1,383,485)	4,044,185	2,182,105

Cash at beginning of period	3,565,590	72,765	-
Cash at end of period	$2,182,105	$4,116,950	$2,182,105

Supplemental cash flow information
Cash paid for interest	$507	$985	$41,976

Supplemental disclosure of non-cash investing and financing Activities
Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$2,473,991	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$136,188	$136,188

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

Certain amounts from prior period and prior year consolidated financial statements and related notes have been reclassified to conform to the current period and current year presentation.

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

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2005	2004	2005	2004
Net income (loss) attributable to common shareholders	($1,145,223)	$19,248	($2,455,146)	($1,579,518)
Add stock-based employee compensation expense (income) included in reported net loss, net of tax	351,924	(165,435)	439,905	(531,612)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	109,545	58,586	373,352	175,758
Pro forma net (loss) attributable to common shareholders	($902,844)	($204,773)	($2,388,593)	($2,286,888)
Basic net (loss) attributable to common shareholders per common share:
Basic, as reported	($0.01)	$0.00	($0.03)	($0.02)
Basic, pro forma	($0.01)	$0.00	($0.03)	($0.03)
Diluted, as reported	($0.01)	$0.00	($0.03)	($0.02)
Diluted, pro forma	($0.01)	$0.00	($0.03)	($0.03)

In September 2005, 150,000 stock options were granted to a director. The weighted average estimated fair value of the options granted in September 2005 was $0.21, based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.73%; an expected life of 4 years and volatility of 75%.

In April 2005, 4,045,137 stock options were granted, including 3,845,137 to employees and directors. The weighted average estimated fair value of the options granted in April 2005 was $0.17, based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.73%; an expected life of 4 years and volatility of 75%. No options were granted in the nine months ended September 30, 2004.

The stock options granted in 2005 increased the total outstanding stock options to 14,234,773. This is in excess of the 12,000,000 options allowed under the current stock option plan. The Company will be seeking shareholder approval for an increase in the maximum allowable options under the plan.

NOTE 4.	NET LOSS PER SHARE

Net loss attributable to common shareholder per share is computed based upon the weighted average number of common shares outstanding during the period.

For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants and convertible investor bridge loans excluded from the computation because their effect is antidilutive. The Company had 14,234,773 stock options and 49,994,501 warrants outstanding to issue common stock at September 30, 2005. The Company had 9,919,636 stock options and 52,142,904 warrants outstanding to issue common stock at September 30, 2004.

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

The Company has consulting agreements with its founding scientist at AECOM, which have terms through January 2006, but in some instances, may be terminated at an earlier date by the Company. The Company and its founding scientist are currently in the process of renewing these agreements for a similar monthly expense.

Future minimum payments, as of September 30, 2005, under the above agreements are as follows:

Year ending December 31,	Collaborations	Consulting

2005	$37,500	$27,000
2006	425,000	9,000
2007	475,000	-
2008	500,000	-
Total	$1,437,500	$36,000

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

NOTE 7. OTHER EQUITY TRANSACTIONS

During the three months ended September 30, 2005, the Company issued 127,131 shares of common stock upon the exercise of 127,131 warrants. There was no expense to be recorded related to the exercise of these warrants.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R has not been determined at this time.

    In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

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

OVERVIEW

We are a development stage biopharmaceutical company engaged in the development of diagnostics to detect, and therapeutics to treat, Alzheimer's disease. Our principal development programs, and plan of operation for each, are as follows:

•
CSF-Based Diagnostic - In September, we submitted to the FDA our paperwork (pre-IDE) which begins the process leading toward the clinical testing for our lead product, a cerebrospinal fluid (“CSF”) based diagnostic test to detect whether a person has AD. This diagnostic, based upon the detection of a certain AD associated protein found in the cerebrospinal fluid (“CSF”) of AD patients, has achieved an overall sensitivity and specificity in the range of 85% to 95%. This is based on extensive testing differentiating AD patients from patients with other neurological diseases, patients with other relevant forms of dementia and normal controls. There are approximately 2 million new patients annually worldwide who are candidates for an AD CSF diagnostic test, according to Datamonitor. It is anticipated that the pre-market approval (PMA) process, including the final clinical study, will commence in the first quarter of 2006.

•
Serum-Based Diagnostic - We are developing two second-generation, serum-based diagnostic tests to detect AD that will be easier to perform and less expensive to use. The potential U.S. market for the serum-based test, which could be utilized as a general screening test for AD, is estimated to be in excess of $1 billion. Our first approach is based upon the detection of an immune response to the development of AD associated proteins in the blood and has achieved an overall sensitivity and specificity in the mid-70% range. We are also developing a serum-based test to detect the same AD associated protein we detect in our CSF-based test. We believe that because of the convenience of testing blood, this diagnostic has the potential to become a screening test with very broad application.

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

We have had a limited operating history characterized by operating losses, and expect to generate operating losses for the foreseeable future. As of September 30, 2005, our accumulated deficit was approximately $41 million. We anticipate that we will continue to incur significant losses until successful commercialization of our technology generates sufficient net revenues to cover all of the costs of our operation.

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

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

No revenues were recognized in the three-month periods ended September 30, 2005 and September 30, 2004.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the three-month period ended September 30, 2005 increased 183% or $434,516 from $236,868 for the three-month period ended September 30, 2004 to $671,384 for the three-month period ended September 30, 2005. Below is a summary of our research and development expenses:

	For the three months ended Sept. 30,		Increase
Expense	2005	2004	(Decrease)
Compensation, taxes and benefits	$213,151	$181,141	$32,010
Research funding and consulting	267,033	96,693	170,340
French subsidiary expense	-	(10,007)	10,007
Variable accounting for stock options	157,556	(74,065)	231,621
Other research and development expenses, net of reimbursements	33,644	43,106	(9,462)
Total Research and Development Expenses	$671,384	$236,868	$434,516

This increase was primarily due to costs associated with variable accounting for stock options, increases in regulatory consulting and research funding. We have certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of our common stock increases, which may be reversed if the price subsequently declines. Included in research and development expense in 2005 was an expense of $157,556 for variable accounting for stock options reflecting an increase in our stock price compared to a reversal of non-cash compensation of $74,065 in 2004 reflecting a decrease in our stock price. Included in research funding and consulting is an increase of $126,535 in regulatory consulting costs related to the submission of our pre-IDE documents to the FDA for our CSF based diagnostic AD test. In addition, collaborator costs increased $43,100. The increase was also caused by increases in compensation to certain employees who took on additional responsibilities after our former CEO resigned in September 2004 and general salary increases. This increase was partially offset by an increase in reimbursements to help offset overhead costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the three-month period ended September 30, 2005 increased 127% or $273,600 from $215,750 for the three-month period ended September 30, 2004 to $489,350 for the three-month period ended September 30, 2005. Below is a summary of our general and administrative expenses:

For the three months ended Sept. 30,			Increase
Expense	2005	2004	(Decrease)
Compensation, taxes and benefits	$85,694	$123,577	($37,883)
Consulting	62,251	43,251	19,000
Professional fees	54,466	88,978	(34,512)
Rent, telephone and utilities	13,266	11,539	1,727
Variable accounting for stock options	194,368	(91,370)	285,738
Other general and administrative expenses	79,305	39,775	39,530
Total general and administrative expenses	$489,350	$215,750	$273,600

This increase was primarily due to costs associated with variable accounting for stock options. We have certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of our common stock increases, which may be reversed if the price subsequently declines. Included in general and administrative expense in 2005 was an expense of $194,368 for variable accounting for stock options reflecting an increase in our stock price compared to a reversal of non-cash compensation of $91,370 in 2004 reflecting a decrease in our stock price. Consulting expenses increased due to an additional public relations consultant in 2005. Other general and administrative expenses increased due to the increased coverage for our Directors and Officers liability insurance policy in 2005 as well as increased investor relations and public relations expenses. This increase was partially offset by a decrease in compensation due to the resignation of our CEO in September 2004, which was partially offset by increases given to certain employees who took on additional responsibilities, and a decrease in professional fees due to a decrease in patent related expenses in the 3rd quarter of 2005.

OTHER (INCOME) EXPENSE

Interest expense for the three-month periods ended September 30, 2005 and September 30, 2004 was minimal. Interest income for the three-month period ended September 30, 2005 increased 63% or $6,061 from $9,575 for the three-month period ended September 30, 2004 to $15,636 for the three-month period ended September 30, 2005. This increase was due to a higher rate of return on invested balances that more than offset lower average invested balances.

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

We paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. We also incurred $85,946 in other legal and accounting fees. We also issued a five-year warrant to purchase 3.2 million shares of our common stock at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. We allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, we initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in our consolidated balance sheet. We further recorded $10,353 of amortization expenses in the third quarter of 2004 from these issue costs as “Costs of fund raising activities” in the statement of operations.

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

RESULTS OF OPERATIONS - THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

Revenues of $180,000 were recognized in the nine-month period ended September 30, 2005. Revenues of $250,000 were recognized in the nine-month period ended September 30, 2004. The revenues are a result of research agreements completed during the period.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the nine-month period ended September 30, 2005 increased 54% or $544,441 from $1,003,194 for the nine-month period ended September 30, 2004 to $1,547,635 for the nine-month period ended September 30, 2005. Below is a summary of our research and development expenses:

	For the nine months ended Sept. 30,		Increase
Expense	2005	2004	(Decrease)
Compensation, taxes and benefits	$656,413	$560,470	$95,943
Research funding and consulting	568,158	416,387	151,771
French subsidiary expense	-	193,117	(193,117)
Variable accounting for stock options	196,945	(238,002)	434,947
Other research and development expenses, net of reimbursements	126,119	71,222	54,897
Total research and development expenses	$1,547,635	$1,003,194	$544,441

This increase was primarily due to costs associated with variable accounting for stock options, increases in regulatory consulting and research funding. We have certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of our common stock increases, which may be reversed if the price subsequently declines. Included in research and development expense in 2005 was an expense of $196,945 for variable accounting for stock options reflecting an increase in our stock price compared to a reversal of non-cash compensation of $238,002 in 2004 reflecting a decrease in our stock price. Included in research funding and consulting is an increase of $125,982 in regulatory consulting costs related to the submission of our pre-IDE documents to the FDA for our CSF based diagnostic AD test. In addition, collaborator costs increased $68,100. The increase was also caused by increases in compensation to certain employees who took on additional responsibilities after our former CEO resigned in September 2004 and general salary increases. Other research and development expenses increased due to expenses recorded for stock options issued to non-employees. This increase was partially offset by the end of our funding of our French Subsidiary in 2004.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the nine-month period ended September 30, 2005 increased 18% or $174,734 from $953,686 for the nine-month period ended September 30, 2004 to $1,128,420 for the nine-month period ended September 30, 2005. Below is a summary of our general and administrative expenses:

	For the nine months ended September 30,		Increase
Expense	2005	2004	(Decrease)
Compensation, taxes and benefits	$264,068	$390,778	($126,710)
Consulting	160,754	300,451	(139,697)
Professional fees	228,088	261,939	(33,851)
Rent, telephone and utilities	38,431	35,319	3,112
Variable accounting for stock options	242,960	(293,610)	536,570
Expense for warrants and stock options issued	-	152,131	(152,131)
Other general and administrative expenses	194,119	106,678	87,441
Total general and administrative expenses	$1,128,420	$953,686	$174,734

This increase was primarily due to costs associated with variable accounting for stock options. We have certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of our common stock increases, which may be reversed if the price subsequently declines. Included in general and administrative expense in 2005 was an expense of $242,960 for variable accounting for stock options reflecting an increase in our stock price compared to a reversal of non-cash compensation of $293,610 in 2004 reflecting a decrease in our stock price. This increase was partially offset by the following: included in consulting in 2004 is a $200,000 charge for common stock issued to certain consultants, certain consultants were issued warrants in 2004 for which an expense of $152,131 was recorded, and a decrease in compensation due to the resignation of our CEO in September 2004, which was partially offset by increases given to certain employees who took on additional responsibilities. In addition, professional fees decreased due to funding and negotiations with a licensing partner in 2004. Other general and administrative expenses increased due to expenses recorded for stock options issued to non-employees and the start of a Directors and Officers liability insurance policy in June 2004.

OTHER (INCOME) EXPENSE

Interest expense for the nine-month periods ended September 30, 2005 and September 30, 2004 was minimal. Interest income for the nine-month period ended September 30, 2005 increased 59% or $15,410 from $26,006 for the nine-month period ended September 30, 2004 to $41,416 for the nine-month period ended September 30, 2005. This increase was due to a higher rate of return on invested balances that more than offset lower average invested balances.

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

We paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. We also incurred $85,946 in other legal and accounting fees. We also issued a five-year warrant to purchase 3.2 million shares of our common stock at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. We allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, we initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in our consolidated balance sheet. We further recorded $62,582 of amortization expenses in 2004 from these issue costs as “Costs of fund raising activities” in the statement of operations.

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

PLAN OF OPERATION

We anticipate that our cash balances as of September 30, 2005, coupled with anticipated funds which may be received from operations, will be sufficient to cover our planned research and development activities, general operating expenses, and CSF-based diagnostic assay clinical costs through June 30, 2006. We will need additional funding during the second quarter of 2006 to cover operations, and to fund clinical costs of any additional products in development, and to expand our therapeutic program. If additional funding is not obtained, we will not be able to fund clinical costs of any other programs, and will have to minimize or eliminate our therapeutic program.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, our cash and cash equivalents were $2,182,105. Our current operations consist of the continuation of the development of our Alzheimer's disease diagnostic and therapeutic programs. Our current cash inflows are through investor funding, primarily equity investments and conversion of warrants and stock options, and revenues from research agreements. Our current cash outflows are primarily expenditures for research and development activities and management and overhead costs. The total amount of our minimum annual commitments under our license agreements with Albert Einstein College of Medicine (“AECOM”) are $425,000, $475,000 and $500,000 for the years ending December 31, 2006 through 2008, respectively. Our commitment for the remainder of 2005 is $37,500.

We used cash in operating activities of $1,792,139 for the nine months ended September 30, 2005 versus cash used in operating activities of $3,008,357 for the nine months ended September 30, 2004. This decrease of $1,216,218 was comprised of higher cash outlays in 2004 primarily to reduce outstanding liabilities after the closing of our funding in February 2004.

We used cash in investing activities of $56,212 for the nine months ended September 30, 2005 versus cash used in investing activities of $14,766 for the nine months ended September 30, 2004. This increase of $41,446 was due to additional equipment purchases in 2005.

Net cash provided by financing activities was $464,866 for the nine months ended September 30, 2005 versus net cash provided by financing activities of $7,067,308 for the nine months ended September 30, 2004. We received $468,089 from the conversion of warrants in 2005 and $7,354,054 from the net proceeds of the private placement in February 2004.

Funds as of September 30, 2005 are anticipated to be sufficient to fund operations through June 30, 2006.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NEUROSOLUTIONS, INC.

Dated: November 9, 2005
By: /s/ DAVID ELLISON
Chief Financial Officer
(Principal Financial
and Accounting Officer)