Form 10KSB
period 2005-12-31
APPLIED NEUROSOLUTIONS INC
filed 2006-04-24
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-13835

APPLIED NEUROSOLUTIONS, INC.
(Name of small business issuer in its Charter)

   Delaware       39-1661164
 (State or Other Jurisdiction of    (IRS Employer
  Incorporation or Organization)    Identification No.)

50 Lakeview Parkway, Suite 111, Vernon Hills, IL 60061
(Address of Principal Executive Offices and Zip Code)

(847) 573-8000
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12 (b) of the Act: None

Securities registered under Section 12 (g) of the Act:

Common Stock, $0.0025 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

State issuer's revenues for its most recent fiscal year: $480,000

As of April 21, 2006, the aggregate market value of voting common stock held by non-affiliates of the Registrant (80,223,730 shares) was approximately $10,400,000. The aggregate market value was computed by reference to the "Close" price of such common equity as of that date.

As of April 21, 2006, the issuer had 94,591,625 shares of Common Stock outstanding.

i

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

As used in this Form 10-KSB, references to "APNS," the "Company," the "Registrant," "we," “our” or "us" refer to Applied NeuroSolutions, Inc. unless the context otherwise indicates.

ITEM 1. DESCRIPTION OF BUSINESS

We are Applied NeuroSolutions, Inc. (“APNS”), a development stage biopharmaceutical company. We had two wholly-owned operating subsidiaries, which we dissolved during 2004. The assets of these dissolved subsidiaries were transferred to us.

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

In partnership with a team of distinguished scientists at Albert Einstein College of Medicine (“AECOM”), we are primarily engaged in the research and development of diagnostics and novel therapeutic targets for the treatment of Alzheimer's disease in humans. Alzheimer’s disease is the most common cause of dementia among people age 65 and older. Dementia is the loss of memory, reason, judgment and language to such an extent that it interferes with a person’s daily life and activities. Currently it is estimated that over four million people in the U.S. have Alzheimer’s disease and the national cost of caring for people with Alzheimer’s is thought to be $100 billion annually.

We are subject to risks and uncertainties common to small cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations. We have experienced significant operating losses since our inception. As of December 31, 2005, we had an accumulated deficit of approximately $41.2 million. We expect to incur operating losses over the next several years as our research and development efforts and pre-clinical and clinical testing activities continue. We need to raise additional capital to continue our operations beyond August 2006.

In December 2004, we announced a non-exclusive license agreement with bioMérieux, S.A., a leading international diagnostics group, with the aim of bringing to market on a worldwide basis what is expected to be the first definitive biologic test for the diagnosis of AD. The licensing agreement, including all milestones, could be worth in excess of $5 million in milestone payments, plus substantial annual royalties. There can be no assurances that any milestones will be achieved or that we will receive any additional payments from this agreement. The agreement granted bioMérieux an option to further evaluate our technology before it elected to continue the agreement. The option period was extended and we are currently negotiating terms of a collaborative research agreement.

Subject to obtaining sufficient funding, we would expect to begin the clinical testing for our lead product, a cerebrospinal fluid (“CSF”) based diagnostic test to detect whether a person has AD. In 2005, we submitted our Pre-IDE documents to the FDA and had our Pre-IDE meeting with the FDA. We are currently revising our clinical protocol based on our discussions with the FDA and our consultants.

We are developing a second-generation, serum-based diagnostic test to detect Alzheimer’s disease that will be easier to perform and less expensive to use. In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of a second-generation diagnostic test for AD.

We are currently evaluating our options to maximize the value of our diagnostic technology, including evaluating out-licensing opportunities.

We are also involved in the discovery and development of novel therapeutic targets for the treatment of Alzheimer’s disease based upon a unique theory developed by Peter Davies, Ph.D., the Company’s founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at AECOM. As a result of Dr. Davies’ research, we are involved in the discovery of a unique therapeutic target that may represent a common intracellular phosphorylation pathway leading to the development of abnormal, destructive brain structures characteristic of AD.

We currently have no approved products on the market and have not received any commercial revenues from the sale or license of any products.

Alzheimer's Disease Background

Alzheimer’s disease is an intractable, chronic and progressively incapacitating disease characterized by the degeneration and death of several types of neurons in certain regions of the brain. Patients affected by the disease initially suffer loss of memory, then a decline of intellectual abilities severe enough to interfere with work and activities of daily living, followed by severe dementia and, finally, death. This illness, currently affecting an estimated four million people in the United States, and approximately ten million people worldwide, is a leading cause of death behind cardiovascular disease and cancer. While the disease is most common in the elderly, affecting nearly 10% of people age 65 and older and up to 50% of people age 85 and older, it has been diagnosed in patients in their 40’s and 50’s.

Alzheimer’s disease was first described in 1907 by Dr. Alois Alzheimer, a German psychiatrist who discovered large numbers of unusual microscopic deposits in the brain of a demented patient upon autopsy. These deposits, called amyloid plaques and neurofibrillary tangles, are highly insoluble protein aggregates that form in the brains of AD patients in particular regions, including those involved with memory and cognition. Generally, amyloid plaque is deposited on the surface of neurons, whereas neurofibrillary tangles are formed within neurons. The plaques and tangles are associated with degeneration and loss of neurons. The actual loss of neurons, as well as the impaired function of surviving neurons, is generally believed to be the key neuropathological contributors to the memory loss and dementia that characterizes Alzheimer’s disease.

Our core technology in the AD field is based on exclusive licenses with AECOM covering all diagnostic and therapeutic applications in the field of AD discovered in Dr. Peter Davies’ laboratories. Dr. Davies’ research has demonstrated that AD is caused by a group of proteins; primarily hyperphosphorylated tau, which are involved in the formation of neurofibrillary tangles within neurons (nerve cells). Excessive phosphorylation of tau (the addition of one or more phosphate groups, which are comprised of phosphorous and oxygen, to a molecule) prevents it from stabilizing microtubules, thereby causing the breakdown of the transit system of the nerve cell. This internal neuronal damage leads to the development of the paired helical filaments and neurofibrillary tangles which are contributing factors to the eventual death of the neurons related to Alzheimer’s disease. Tau in this abnormally phosphorylated form is the building block for the paired helical filaments and the neurofibrillary tangles (NFTs); one of the hallmark pathologies associated with AD. There is a high correlation among the presence of hyperphosphorylated tau, NFTs and AD. Thus, it is believed that the hyperphosphorylated tau represents an early abnormality in the Alzheimer’s disease process.

Articles published in the scientific journals Nature (co-authored by Dr. Peter Davies) and Proceedings of the National Academy of Sciences have described research showing that a mutation in the gene that codes for tau is associated with dementia. The research described in the articles demonstrates that abnormal tau represents an appropriate target for research on neurodegenerative diseases, such as Alzheimer’s disease. Applied NeuroSolutions scientists and Dr. Davies have been applying their expertise in research directed towards abnormal tau for many years and have developed a vast array of proprietary antibodies which are being used in the development of a diagnostic to detect, and therapeutics to treat, Alzheimer’s disease.

Diagnostic Program

Alzheimer’s disease, at present, can be conclusively diagnosed only by histological examination of the brain by biopsy or autopsy. The diagnosis of patients suspected of having AD is therefore typically made through a process of elimination, by conducting neurological and psychiatric examinations, extensive laboratory tests and a brain scan to rule out other conditions (such as stroke, brain tumor, or depression) with similar symptoms. The definitive AD predictive accuracy of such exams is generally in the range of 75-85% in some of the larger AD centers, but is usually closer to 60% when diagnosed outside of the AD centers. Costs to patients for such testing currently runs anywhere from $1,000 - $4,000. A simple, predictive, accurate and cost effective diagnostic assay would therefore meet a tremendous medical need. According to a report by the research organization, Datamonitor, the market for an AD diagnostic test could be up to $160 million in the U.S. for a cerebrospinal fluid (CSF) test and significantly higher for a serum test, which could potentially be utilized as a routine screening test.

Our approach to meeting this need revolves around several approaches. These approaches include: (i) the detection of hyperphosphorylated tau in cerebrospinal fluid (CSF) and serum of AD patients and (ii) the detection of autoantibodies to phosphorylated tau in serum. Competitive diagnostics in development include approaches to differentiate AD patients from normal patients by attempting to measure: (i) normal tau, or total tau in CSF, (ii) neural thread protein in CSF and/or urine, or (iii) amyloid derived diffusible ligands (ADDL’s) in CSF.

We have completed the development of a prototype diagnostic assay utilizing CSF. To date, we have completed numerous pre-clinical studies comprising in excess of 3,500 CSF samples utilizing this assay. These studies were designed to test the assay’s ability to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls. These studies have shown the ability of the assay to correctly identify the patients diagnosed with AD with an overall sensitivity and specificity in the 85% to 95% range. The studies have been published, or have been submitted for publication, in peer reviewed scientific journals such as Neuroscience Letters, Archives of Neurology, and American Journal of Psychiatry. In addition, a study was completed addressing the relationship between phosphotau levels in CSF and natural AD progression. We have shown with our assay that phosphotau concentrations in CSF declined over time during the clinical course of AD and correlate well with the degree of cognitive impairment. A synopsis of the study has been published in Annals of Neurology.

A study published in the January 2004 edition of Archives of General Psychiatry has shown that detecting phosphorylated tau (“ptau”) proteins in CSF comes closest to fulfilling the criteria of a biological marker for AD. This publication reported that our ptau test exceeded standards for an AD diagnostic test established by the National Institute of Aging and the Ronald and Nancy Reagan Research Institute of the Alzheimer’s Association in a 1998 published “Consensus Report”. It was determined by that group that a successful biological marker would be one that had a sensitivity level and specificity level of at least 80%.

A study published in the December 2005 edition of Neuroscience Letters and a study published in the March 2006 journal Neurobiology of Aging support the use of our CSF-based diagnostic test in identifying individuals with mild cognitive impairment (“MCI”) who, over time, are most likely to develop AD.

While results in the above noted pre-clinical studies suggest that our phosphotau assay may represent an effective, very early, biochemical marker for AD, the results may not be predictive of results that may be obtained in later clinical studies. The assay detects a characteristic feature of pathophysiology, may allow one to track disease progression, and accurately discriminates between AD patients and neurological controls. Pharmaceutical companies have expressed interest in utilizing our CSF phosphotau assay as a biomarker in the clinical development of therapeutics to treat AD.

In January 2003, we announced that we entered into a Research Agreement with Pfizer under which we performed certain research services under a fee for service contract for Pfizer. We entered into a similar contract research agreement with Novartis in November 2003. In July 2004 and October 2005, we entered into additional contract research agreements. These agreements are unrelated to the development of any of our potential products or technologies. While providing useful data to validate our CSF phosphotau assay, these research agreements, however, are not collaboration agreements and do not provide us with any future milestone or royalty payments (for example, in the event that Novartis or Pfizer’s products are brought to market) or rights to future agreements with these companies. Furthermore, these agreements are not financially material to the success of our business, but are evidence, however, of our ability to enter into working relationships with major pharmaceutical companies. We cannot provide any assurances that these agreements will lead to future agreements with Pfizer, Novartis or any other major pharmaceutical company or biotechnology company.

In December 2004, we announced a non-exclusive license agreement with bioMérieux, S.A., a leading international diagnostics group, with the aim of bringing to market on a worldwide basis what is expected to be the first definitive biologic test for the diagnosis of AD. The licensing agreement, including all milestones, can be worth in excess of $5 million, plus substantial royalties. There can be no assurances that any milestones will be achieved or that we will receive any additional payments from this agreement. The agreement granted bioMérieux an option to further evaluate our technology before it elected to continue the agreement. The option period was extended and we are currently negotiating terms of a collaborative research agreement.

In 2005 we submitted our Pre-IDE documents to the FDA and had a Pre-IDE meeting with the FDA. We are currently revising our clinical protocol based on our discussions with the FDA and our consultants.

In 2005, we continued to make improvements to the effectiveness and ease-of-use of our CSF based diagnostic test, including a significant reduction in the tests incubation time.

Subject to obtaining sufficient funding, we would expect to begin the clinical testing for our cerebrospinal fluid (CSF) based diagnostic test to detect AD. We are currently evaluating our options to maximize the value of our diagnostic technology, including evaluating out-licensing opportunities.

Before actual approval for general sale by the FDA, under certain conditions, companies can supply either “investigational use only” or “research use only” assay kits under the Clinical Laboratory Improvement Amendment (CLIA) of 1988. We have had discussions with a reference laboratory for distribution of our diagnostic under a CLIA arrangement, however, we have not signed an agreement with a reference lab

We are developing a second-generation, serum-based diagnostic test to detect Alzheimer’s disease that will be easier to perform and less expensive to use. In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of a second-generation diagnostic test for AD. In addition, we are also looking to meet the need for a biochemical marker to detect AD by detecting, in serum, autoantibodies to a protein associated with Alzheimer’s disease. We have developed prototype assays detecting these autoantibodies in serum, with a specificity and sensitivity of approximately 74%. The assay has the ability to distinguish the presence of autoantibodies to the AD protein in individuals diagnosed as having AD from non-demented control individuals. We are currently in the process of refining the serum-based diagnostic prototype.

Therapeutic Program

We are working to discover and develop novel therapeutics to treat AD. Dr. Davies is preparing newer monoclonal antibodies that could aide in the discovery of the first therapeutic to stop the progression of Alzheimer’s disease. The basis for this work is the discovery of a novel initiation point that is common to the ultimate development of both the neurofibrillary tangles and amyloid plaques. The screening of novel compounds designed to intervene in this common pathway is contemplated with the aim of potentially halting the progression of AD. Screens to prove validation are in progress. A patent application was filed in 2005 covering Dr. Davies developments.

The market potential for a drug to effectively treat Alzheimer’s disease is extremely large. Currently there are only five drugs approved in the U.S. to treat AD. All of these drugs are primarily acetylcholinesterase inhibitors and are only beneficial in treating symptoms associated with AD in a minority of AD patients. Despite the problems with the currently approved therapeutics, market research data indicate that these drugs sell over $2 billion annually. The therapeutic market is estimated to be $15 billion for effective therapeutics.

Transgenic Mice Model

To date, no accepted animal model for AD has been developed. However, Dr. Peter Davies, through collaboration with a researcher at Nathan Klein Institute (“NKI”), has developed a transgenic mouse that develops paired helical filaments, the building blocks of the neurofibrillary tangles, which are known to be involved in the pathology of Alzheimer’s disease. The pathology in these mice is Alzheimer-like, with hyperphosphorylated tau accumulating in cell bodies and dendrites as neurofibrillary tangles. In addition, these transgenic mice have exhibited extensive neuronal death, which accompanies the tau pathology. These transgenic mice could be used for testing the efficacy of therapeutic compounds. AECOM and an agency of the State of New York that oversees NKI each have a 50% interest in these transgenic mice. Through our license agreements with AECOM, we have rights to AECOM’s 50% interest in these transgenic mice. We and NKI plan to offer these mice to researchers and will share in any revenue derived from any license according to the percentage of ownership. The terms of our agreement with NKI with respect to the transgenic mice were finalized in March 2005. We and NKI are currently negotiating a license agreement for a patent which covers aspects of transgenic mice that could be relevant to our transgenic mouse.

Sales and Marketing

We currently have no sales and marketing personnel to sell on a commercial basis any of our proposed products. If and when we are ready to commercially launch a product, we will either contract with or hire qualified sales and marketing personnel or more likely, we will seek a joint marketing partner to assist us with this function.

Under our agreement with bioMérieux, if bioMérieux elects to continue the agreement they will have a non-exclusive world-wide license to, among other things, market and sell our CSF-based diagnostic test and/or our serum-based diagnostic test.

Research and Product Development

We expect to spend a significant amount of our financial resources on research and development activities and clinical testing activities. We incurred costs of approximately $1,891,000 in 2005 and $1,546,000 in 2004 on research and development activities. Since we are not yet engaged in the commercial distribution of any products and we have no revenues from the sale of our products, these research and development costs must be financed by us. We estimate that we are currently spending approximately $140,000 to $160,000 per month on research and development activities. This excludes the non-cash effect of variable accounting for equity instruments included in the annual amounts mentioned above. These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available and our development schedule. Results of preclinical studies, clinical trials, regulatory decisions and competitive developments may significantly influence the amount of our research and development expenditures. In addition, if we continue the clinical development of our CSF-based diagnostic to detect AD, research and development spending will significantly increase.

Manufacturing

We currently do not have any facilities suitable for manufacturing on a commercial scale basis any of our proposed products nor do we have any experience in volume manufacturing. We will either find our own manufacturing facilities, hire additional personnel with manufacturing experience and comply with the extensive Good Manufacturing Practices (GMP) regulations of the FDA and other regulations applicable to such a facility or we will most likely rely upon third-party manufacturers to manufacture our proposed products in accordance with these regulations. Under our agreement with bioMérieux, if bioMérieux elects to continue the agreement they will have a non-exclusive world-wide license to, among other things, manufacture themselves (and not through a third party) our CSF-based diagnostic test and/or our serum-based diagnostic test.

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

We believe that our ability to compete successfully will depend upon our ability to create and maintain scientifically advanced technology, obtain adequate funding, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for our products, develop corporate alliances to enhance the likelihood of success, obtain required regulatory approvals and manufacture and successfully market our products either directly by us or through agreements with biotechnology or pharmaceutical companies.

Diagnostics

Based upon the fact that there is currently no FDA-approved biochemical diagnostic to detect Alzheimer's disease ("AD"), our CSF-based diagnostic to detect AD, if successfully developed, would compete against the current practice of psychometric testing and imaging. In the event that we were able to market our diagnostic to detect AD, it would be much cheaper for patients to utilize (approximately $200 to $400) as compared to the current practice of psychometric testing and imaging (approximately $1,000 to $4,000).

We are aware of other companies and academic institutions pursuing the development of biochemical markers to be utilized in the diagnosis of AD. Potential competitors include Nymox Pharmaceutical Corp. and Innogenetics, who are both developing diagnostic tests for AD. Much of our knowledge of potential competitors and their diagnostic tests comes from our review of published articles in scientific journals. Recent articles indicate that tests being developed by these companies and others are unable to adequately distinguish AD from other brain disorders or are in too early a development stage to be evaluated. At this time, we believe our CSF-based diagnostic test to be superior to others by virtue of its unique ability to recognize early stage AD and to distinguish it from other brain disorders.

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

According to BioPortfolio, Ltd, the market for AD therapy is expected to grow to 21 million patients by 2010 in the seven major pharmaceutical markets (USA, France, Germany, Italy, Spain, U.K. and Japan). AchE inhibitors remain the largest class of drugs within the late stage development pipeline. However, their apparent limited efficacy would seem to provide an opportunity for other promising compounds. It is estimated that over 200 potential drugs are currently being developed by both major pharmaceutical companies as well as small biotech companies. The lack of current effective pharmacological therapy for an increasing AD population provides an opportunity for therapeutics to be discovered utilizing our novel therapeutic approach.

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

There can be no assurance that developments by other companies will not render our products or technologies obsolete or noncompetitive or that we will be able to keep pace with technological developments of our competitors. We believe that some of our competitors are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by us. These competing products may be more effective and less costly than the products developed by us.

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

Patent applications have been filed in the U.S. for composition of matter and use of compounds to treat AD, method of use, as well as applications covering aspects of the diagnostic assay technologies and methods for developing novel therapeutic screens for the discovery of compounds useful in the treatment of AD, novel approaches to therapeutic intervention, transgenic mouse production, and a novel gene. Patent Cooperation Treaty (P.C.T.) applications have been filed abroad, when applicable.

In March 2004 we were notified by email from Innogenetics, a Belgian biopharmaceutical company involved in specialty diagnostics and therapeutic vaccines, that it believes the CSF diagnostic test we have been developing uses a monoclonal antibody that is encompassed by the claims of two U.S. patents it owns. In that email, Innogenetics also referred to another U.S. patent which was recently granted to Innogenetics and which is directed to a method for the differential diagnosis of Alzheimer’s disease from other neurological diseases. Innogenetics believes this latter patent also claims the CSF diagnostic test we are developing. Innogenetics also informed us that it could be amenable to entering into a licensing arrangement or other business deal with APNS regarding its patents.

We have reviewed the two monoclonal antibody patents with our patent counsel on several occasions prior to receipt of the email from Innogenetics and subsequent to receipt of the email. Based on these reviews, we believe that our CSF diagnostic test does not infringe the claims of these two Innogenetics patents. Similarly, we do not believe our activities have infringed or will infringe the rights of Innogenetics under this third patent, and we would seek either to negotiate a suitable arrangement with them or vigorously contest any claim of infringement. If we were unable to reach a mutually agreeable arrangement with Innogenetics, we may be forced to litigate the issue. Expenses involved with litigation may be significant, regardless of the ultimate outcome of any litigation. An adverse decision could prevent us from possibly marketing a future diagnostic product and could have a material adverse impact on our business. We continue to have discussions with Innogenetics concerning some form of a potential business relationship.

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

Year     Amount

2006    $425,000
2007        75,000
2008      500,000

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

Clinical trials for new therapeutics are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the compound is tested in healthy human subjects for safety (adverse effects), dosage tolerance, absorption, biodistribution, metabolism, excretion, clinical pharmacology and, if possible, to gain early information on effectiveness. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range, and to gather additional information relating to safety and potential adverse effects. Phase III trials are comparative clinical studies undertaken to further evaluate clinical safety and efficacy in an expanded patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for physician labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be evaluated by an independent Institutional Review Board (IRB) at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

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

In vitro diagnostic products have a different path to marketing clearance, i.e., the Premarket Approval Application (PMA) process regulated by the Office of In Vitro Diagnostic Device and Safety (OIVD) of the FDA. The regulatory process leading to a submission of an in vitro diagnostic device PMA for FDA approval to market involves a multistage process including: (1) a Pre-Investigational Device Exemption (Pre-IDE) program in which preliminary information is submitted to the FDA for review and guidance on, and acceptance of, the assay protocol and proposed clinical trial to evaluate the safety and effectiveness of an in vitro diagnostic product followed by, (2) an Investigational Device Exemption (IDE) submission for approval to allow the investigational diagnostic device to be used in a clinical study in order to (3) collect safety and effectiveness data required to support a PMA to receive FDA approval to market a device. The Company has submitted preliminary information to the FDA (step 1 above) and had a face-to-face meeting with the FDA. Adjustments to the preliminary information submitted to the FDA are currently being made. Subject to obtaining adequate financing, an IDE submission for approval (step 2 above) would follow and the clinical study (step 3 above), including evaluation of the data, would be completed within twelve to fifteen months after the IDE approval stage. Clinical trial data is used to evaluate the clinical sensitivity, how often the test is correct in recognizing diseased patients, of an in vitro diagnostic test. Before actual approval for general sale by the FDA, under certain conditions, companies can supply either “investigational use only” or “research use only” assay kits under the Clinical Laboratory Improvement Amendment (CLIA) of 1988. Whether the Company will be able to market kits under these regulatory categories, or obtain final approval for a kit for specific claims, is uncertain given changing regulatory environments in most major markets.

Whether or not FDA clearance has been obtained, clearance of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the product in such countries. The requirements governing the conduct of clinical trials and product clearance vary widely from country to country, and the time required for clearance may be longer or shorter than that required for FDA clearance. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own procedures and requirements. We are currently pursuing a CE Mark for European countries.

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

Employees

As of March 31, 2006, we had nine full-time employees, five of whom have advanced scientific degrees. None of our employees are covered by a collective bargaining agreement and we believe all relations with our employees are satisfactory. In addition, to complement our internal expertise, we contract with University academic research laboratories and scientific consultants that specialize in various aspects of drug development. In the future, we may hire additional research and development personnel in addition to utilizing consultants.

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

As of December 31, 2005, we had only $1,663,740 of cash on hand. Since we do not expect to generate significant revenues from operations in 2006, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. Further, if we sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease operations altogether.

We have had net losses for each of the years ended December 31, 2005 and 2004, and we have an accumulated deficit of $41.2 million as of December 31, 2005. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

We are a development stage company without any products currently in clinical trials

We are a development stage company. Our development of a diagnostic product which detects Alzheimer’s disease utilizing cerebrospinal fluid (CSF) has completed the pre-clinical stage. Our other potential products and technologies are early in the research and development phase, and product revenues may not be realized from the sale of any such products for at least the next several years, if at all. Many of our proposed products will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval. There can be no assurances that our research and development efforts will be successful, that our potential products will prove to be safe and effective in clinical trials or that we will develop any commercially successful products. We currently have no approved products on the market and have not received any commercial revenues from the sale or license of any products.

We have a history of operating losses and expect to sustain losses in the future

We have experienced significant operating losses since our inception. As of December 31, 2005, we had an accumulated deficit of approximately $41.2 million. We expect to incur operating losses over the next several years as our research and development efforts and pre-clinical and clinical testing activities continue. Our ability to achieve profitability depends in part upon our ability, alone or with or through others, to raise additional capital to execute our business plan, to successfully commercialize our approved products, to complete development of our other proposed products, to obtain required regulatory approvals and to manufacture and market our products.

We need to raise additional capital by August 2006, however, we may not be able to raise such capital, or we may only be able to raise capital on unfavorable terms

Our operations to date have consumed substantial amounts of cash. Our development of our technologies and potential products will require substantial funds to conduct the costly and time-consuming activities necessary to research, develop and optimize our technologies, and ultimately, to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors, including:

•	continued scientific progress in the research and development of our technologies;
•	our ability to establish and maintain collaborative arrangements with others for product development;
•	progress with pre-clinical and clinical trials;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	competing technological and market developments;
•	changes in our existing research relationships; and
•	effective product commercialization activities and arrangements.

We anticipate that our cash balances as of December 31, 2005, coupled with anticipated funds to be received from operations, will be sufficient to cover our planned research and development activities and general operating expenses, through August 31, 2006. We will need additional funding prior to August 2006 to cover operations, and to fund clinical costs of any products in development, and to expand our therapeutic program. If additional funding is not obtained, we will not be able to fund clinical costs of any programs, and we may have to significantly minimize or eliminate our therapeutic program, and possibly discontinue all our product development and/or our operations. We are currently evaluating our options to maximize the value of our diagnostic technology, including evaluating out-licensing opportunities.

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

Diagnostic products have a different path to marketing clearance than that for pharmaceutical products. Diagnostic regulatory studies generally proceed in two steps, a proof of principle clinical study and a validation study. Given the rapidly changing regulatory environment, it is uncertain whether we will be able to market our diagnostic kits for Alzheimer’s disease under these regulatory categories, or obtain final FDA approval for a kit for specific claims. Clinical trials for diagnostic products, including the FDA submission and approval process, generally take 2 to 3 years to complete.

Even if we successfully enroll patients in clinical trials for our diagnostic or therapeutic products, setbacks are a common occurrence in clinical trials. These setbacks often include:

•	Failure to comply with the regulations applicable to such testing may delay, suspend or cancel our clinical trials,
•	The FDA might not accept the test results,
•
The FDA, or any comparable regulatory agency in another country, may suspend clinical trials at any time if it concludes that the trials expose subjects participating in such trials to unacceptable health risks

•	Human clinical testing may not show any current or future product candidate to be safe and effective to the satisfaction of the FDA or comparable regulatory agencies
•	The data derived from clinical trials may be unsuitable for submission to the FDA or other regulatory agencies.

We cannot predict with certainty when we might submit any of our proposed products currently under development for regulatory review. Once we submit a proposed product for review, the FDA or other regulatory agencies may not issue their approvals on a timely basis, if at all. If we are delayed or fail to obtain such approvals, our business may be adversely affected. If we fail to comply with regulatory requirements, either prior to approval or in marketing our products after approval, we could be subject to regulatory or judicial enforcement actions. These actions could result in:

•	product recalls or seizures;
•	fines and penalties;
•	injunctions;
•	criminal prosecution;
•	refusals to approve new products and withdrawal of existing approvals; and
•	enhanced exposure to product liabilities.

Our technologies are subject to licenses and termination of the licenses would seriously harm our business

We have exclusive licenses with Albert Einstein College of Medicine ("AECOM") covering virtually all of our Alzheimer's disease technology, including all our AD related diagnostic and therapeutic products currently in development. We depend on these licensing arrangements to maintain rights to our products under development. These agreements require us to make payments and satisfy performance obligations in order to maintain our rights. The agreements also generally require us to pay royalties on the sale of products developed from the licensed technologies, fees on revenues from sublicensees, where applicable, and the costs of filing and prosecuting patent applications. The agreements require that we commit certain sums annually for research and development of the licensed products. We are currently in compliance with our license agreements, however, we will need to raise additional capital in order to meet our obligations to AECOM. If we fail to raise sufficient funds, and consequently default on our obligations to AECOM, our licenses could terminate, and we could lose the rights to our proprietary technologies. Such a loss would have a material adverse effect on our operations and prospects.

The demand for diagnostic products for Alzheimer’s disease may be limited because there is currently no cure or effective therapeutic products to treat the disease

Since there is currently no cure or therapy that can stop the progression of Alzheimer’s disease, the market acceptance and financial success of a diagnostic technology capable of detecting Alzheimer’s disease may be limited. As a result, even if we successfully develop a safe and effective diagnostic technology for identifying this disease, its commercial value might be limited.

The value of our research could diminish if we cannot protect, enforce and maintain our intellectual property rights adequately

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes, and where possible, we actively pursue both domestic and foreign patent protection for our proprietary products and technologies. Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. When patent protection is available, it is our policy to file patent applications in the United States and selected foreign jurisdictions. We currently hold and maintain 12 issued United States patents and various related foreign patents. One of the issued United States patents is for our Alzheimer's diagnostic technology, eight of the issued United States patents are for our Alzheimer's therapeutic technology and three of the issued United States patents are for our blood oxygenation technology. One of the issued AD patents is assigned to AECOM and is licensed to the Company, eight of the issued AD patents are assigned to the Company, and the three blood oxygenation patents are assigned to the Company. We currently have eight patent applications filed, three have Alzheimer's diagnostic applications, four have Alzheimer's therapeutic applications, and one has both Alzheimer's diagnostic and therapeutic applications. The patents are both owned by us and subject to our license agreements with AECOM. The issued United States Alzheimer's technology patents expire between 2014 and 2019. No assurance can be given that our issued patents will provide competitive advantages for our technologies or will not be challenged or circumvented by competitors. With respect to already issued patents, there can be no assurance that any patents issued to us will not be challenged, invalidated, circumvented or that the patents will provide us proprietary protection or a commercial advantage. We also rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality agreements with employees, consultants, collaborative partners and others. There can be no assurance that these agreements will not be breached.

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

In March 2004 we were notified by email from Innogenetics, a Belgian biopharmaceutical company involved in specialty diagnostics and therapeutic vaccines, that it believes the CSF diagnostic test we have been developing uses a monoclonal antibody that is encompassed by the claims of two U.S. patents it owns. In that email, Innogenetics also referred to another U.S. patent which was recently granted to Innogenetics and which is directed to a method for the differential diagnosis of Alzheimer’s disease from other neurological diseases. Innogenetics believes this latter patent also claims the CSF diagnostic test we are developing. Innogenetics also informed us that it could be amenable to entering into a licensing arrangement or other business deal with APNS regarding its patents.

We have reviewed the two monoclonal antibody patents with our patent counsel on several occasions prior to receipt of the email from Innogenetics and subsequent to receipt of the email. Based on these reviews, we believe that our CSF diagnostic test does not infringe the claims of these two Innogenetics patents. Similarly, we do not believe our activities have infringed or will infringe the rights of Innogenetics under this third patent, and we would seek either to negotiate a suitable arrangement with them or vigorously contest any claim of infringement. If we were unable to reach a mutually agreeable arrangement with Innogenetics, we may be forced to litigate the issue. Expenses involved with litigation may be significant, regardless of the ultimate outcome of any litigation. An adverse decision could prevent us from marketing a future diagnostic product and could have a material adverse impact on our Company. We are currently in discussion with Innogenetics concerning some form of a potential business relationship.

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

We face large competitors and our limited financial and research resources may limit our ability to develop and market new products

The biotechnology and pharmaceutical markets generally involve rapidly changing technologies and evolving industry standards. Many companies, both public and private, are developing products to diagnose and to treat Alzheimer’s disease. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do. As a result, our competitors may more rapidly develop effective diagnostic products as well as therapeutic products that are more effective or less costly than any product that we may develop.

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

While we are in discussions with a contract manufacturer, we do not have any manufacturing agreements. We cannot assure that any outside manufacturer we select will perform suitably or will remain in the contract manufacturing business, in which instances we would need to find a replacement manufacturer or develop our own manufacturing capabilities. If we are unable to do so, our ability to obtain regulatory approval for our products could be delayed or impaired. Our ability to market our products could also be affected by the failure of our third party manufacturers or suppliers to comply with the good manufacturing practices required by the FDA and foreign regulatory authorities.

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

We are dependent on our key employees and consultants, who may not readily be replaced

We are highly dependent upon the principal members of our management team, especially Peter Davies, Ph.D., the scientific founder, John F. DeBernardis, Ph.D., President and Chief Executive Officer, as well as our other officers and directors. Our consulting agreements with Dr. Davies were renewed through November 2008, and we have employment agreements with Dr. DeBernardis, Daniel Kerkman, Ph.D., Vice President of R & D, and David Ellison, Chief Financial Officer and Corporate Secretary, through October 31, 2007. We do not currently maintain key-man life insurance and the loss of any of these persons' services, and the resulting difficulty in finding sufficiently qualified replacements, would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.

Our success also will depend in part on the continued service of other key scientific and management personnel, namely Daniel J. Kerkman, Ph.D., Vice President of R&D, and David Ellison, Chief Financial Officer and Corporate Secretary, and our ability to identify, hire and retain additional staff. We face intense competition for qualified employees and consultants. Large pharmaceuctical companies and our competitors, which have greater resources and experience than we have can, and do, offer superior compensation packages to attract and retain skilled personnel. As a result, we may have difficulty retaining such employees and consultants because we cannot match the packages offered by such competitors and large pharmaceutical companies, and we may have difficulty attracting suitable replacements.

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

We must rely on third party relationships to develop, produce and market our product without which we will fail

We do not possess all the resources necessary to complete the development, clinical testing, manufacturing, marketing and commercialization of our diagnostic and therapeutic products and we will need to obtain such resources from third parties. In order to obtain such resources, we will need to enter into collaborations with corporate partners, licensors, licensees and possibly relationships with third parties from whom we will outsource these resources. Our success may depend on obtaining such relationships. This business strategy is to utilize the expertise and resources of third parties in a number of areas including:

•	performing various activities associated with pre-clinical studies and clinical trials
•	preparing submissions seeking regulatory approvals
•	manufacture of kits and solutions
•	sales and marketing of our products

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

We do not have the ability to conduct all facets of our clinical trials independently. We intend to rely on clinical investigators and third-party clinical research organizations to perform a significant portion of these functions. There can be problems with using third party clinical research organizations such as:

•	we are not able to locate acceptable contractors to run this portion of our clinical trials
•	we can not enter into favorable agreements with them
•	third parties may not successfully carry out their contractual duties
•	third parties may not meet expected deadlines

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

In addition, the results from pre-clinical testing and early clinical trials may not be predictive of results obtained in later clinical trials. There can be no assurance that our clinical trials will demonstrate sufficient safety and effectiveness to obtain regulatory approvals. The completion rate of our clinical trials is dependent on, among other factors, the patient enrollment rate. Patient enrollment is a function of many factors including:

•	patient population size
•	the nature of the protocol to be used in the trial
•	patient proximity to clinical sites
•	eligibility criteria for the study

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

We have filed with the FDA a Pre-Investigational Device Exemption (“Pre-IDE”) application with respect to our CSF-based diagnostic test and we have had our Pre-IDE meeting with the FDA. It is uncertain when we will file a Pre-IDE for our serum-based diagnostic test. We have not filed any Investigation New Drug (“IND”) with respect to our AD therapeutic in discovery, and the timing of such filing in the future is uncertain.

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

•	fines
•	suspension of regulatory approvals
•	operating restrictions and criminal prosecution.

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

Our stock price may fluctuate significantly due to reasons unrelated to our operations, our products or our financial results. Because we must raise additional funds by August 2006, our stock price may decrease if we have to issue a large number of shares of common stock to raise funds.

Stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating performance or new product or service announcements. Broad market fluctuations, earnings and other announcements of other companies, general economic conditions or other matters unrelated to us or our operations and outside our control also could affect the market price of the Common Stock. During the 2004 and 2005 fiscal years and the three- month period ended March 31, 2006, the highest price of our stock was $0.59 and the lowest price of our stock during the same period was $0.14. We have sufficient cash to last through August 2006, and will need to raise additional funds prior to August 2006. In order to raise additional funds, we may have to sell a significant number of shares of our common stock and/or warrants exercisable to purchase shares of our common stock. While the inflow of additional funds may cause our stock price to increase, the prospect of issuing, or actual issuance of, a substantial number of additional shares of common stock may cause our stock price to decrease.

Our share price may decline due to a large number of shares of our common stock eligible for sale in the public markets

As of March 31, 2006, we have outstanding 94,591,625 shares of Common Stock, without giving effect to shares of Common Stock issuable upon exercise of (i) warrants issued in the February 2004 Offering, exercisable for 41,604,795 shares of our common stock (at an exercise price of $0.30 per share), (ii) the Placement Agent's warrants, exercisable for 3,200,000 shares of our common stock (at an exercise price of $0.30 per share), (iii) 13,614,057 options granted under the Company’s stock option plan and (iv) 4,359,847 other warrants previously issued. Of such outstanding shares of Common Stock, all are freely tradeable, except for any shares held by our "affiliates" within the meaning of the Securities Act (officers, directors and 10% security holders), which shares will be subject to the resale limitations of Rule 144 promulgated under the Securities Act. We will need to raise capital and issue additional shares of our common stock in 2006.

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

Our internal controls may not be adequate

Although we have performed an internal review of our controls and procedures and deemed them to be effective, Section 404 of the Sarbanes Oxley Act of 2002 (“Section 404”) requires significant additional procedures and review processes. Section 404 requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-KSB for the year ending December 31, 2007. In addition, our independent auditors must report on management’s evaluation of those controls. The additional costs associated with this process may be significant. Our internal controls under Section 404 may not be adequate. We are beginning the process of documenting and testing our system of internal controls to provide the basis for our report. However, at this time, due to ongoing evaluation and testing, no assurance can be given that there may not be significant deficiencies or material weaknesses that would be required to be reported.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 7,500 square feet of office and laboratory space in Vernon Hills, Illinois at an annual rental of approximately $125,000. We believe that we can acquire additional space, if needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC (Over-the-Counter) Bulletin Board and traded under the symbol, "APNS". Prior to November 25, 2003, our common stock was traded on the OTC Bulletin Board under the symbol “HMYD”. Our common stock was previously traded on the OTC Bulletin Board under the symbol “OPHD” until February 5, 2002.

The following table sets forth the range of high and low bid quotations for our common stock, and our predecessor’s common stock, from January 1, 2004 through December 31, 2005, and for each of the quarterly periods indicated as reported by the OTC Bulletin Board. Bid quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
2004:
First quarter	$0.59	$0.24
Second quarter	0.34	0.20
Third quarter	0.23	0.15
Fourth quarter	0.38	0.14

2005:
First quarter	$0.31	$0.20
Second quarter	0.42	0.23
Third quarter	0.37	0.26
Fourth quarter	0.39	0.30

As of March 31, 2006, we had approximately 1,500 record holders of our common stock.

No dividends were paid in 2004 and 2005. There are no restrictions on the payment of dividends. We do not intend to pay dividends for the foreseeable future.

All securities of APNS that were issued or sold by us, since March 15, 2001, have been registered with the SEC. All of these issuances were made in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933. We filed an SB-2 registration statement in July 2004 and an S-8 registration statement in December 2004.

Securities authorized for issuance under equity compensation plans

In October 2002, the Board of Directors approved a Stock Option Plan (the “Plan”) under which officers, employees, directors and consultants may be granted incentive or non-qualified stock options to acquire common stock. The incentive stock options granted under the Plan are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986. The exercise price of each option is no less than the market price of the Company’s stock on the date of the grant, and an option’s maximum term is ten years. Options typically vest over a four-year period. The Plan calls for a maximum of 12,000,000 options to purchase shares of Common Stock. The Plan was approved by shareholders in 2003. A registration statement, Form S-8, was filed in December 2004, registering the stock option plan.

In 2005, our compensation committee approved 4,345,136 stock options to employees, directors and consultants. The stock options granted in 2005 increased the total outstanding stock options to 14,384,772. This is in excess of the 12,000,000 options allowed under the current stock option plan. In September 2005, the Board of Directors approved an increase in the options to be issued under the plan to 20,000,000. The Company will be seeking shareholder approval for an increase in the maximum allowable options under the plan.

The following table summarizes outstanding options under our Stock Option Plan as of December 31, 2005. Options granted in the future under the Plan are within the discretion of our Compensation Committee and therefore cannot be ascertained at this time.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities Reflected in column (a))
Equity compensation plans approved by security holders	12,000,000	$0.20	-0-
Equity compensation plans not approved by security holders	2,384,772(1)	$0.30	5,615,228(2)
Total	14,384,772	$0.22	5,615,228

Our only equity compensation plan is the Applied NeuroSolutions, Inc. (formerly Hemoxymed, Inc.) 2003 Stock Option Plan.

(1) On September 13, 2005, the Company’s Board of Directors approved an increase in the size of our 2003 Stock Option Plan from 12,000,000 shares to 20,000,000 shares. During 2005, the Compensation Committee granted an aggregate of 4,345,136 options. The Company is seeking to secure stockholder approval of the increase in the number of options under the 2003 Plan and the grant of 2,552,565 options to executive officers and 1,050,000 options to the Company’s independent directors made subsequent to the Board of Director’s approval of the Plan Amendment.

(2) Prior to, and without giving effect to, the stockholder approval of the Plan Amendment and the subsequent grants of options to executive officers and independent directors.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

We are a development stage biopharmaceutical company engaged in the development of diagnostics to detect, and therapeutics to treat, Alzheimer's disease. Our principal development programs, and plan of operation for each, are as follows:

•
CSF-Based Diagnostic - Subject to obtaining appropriate funding, we expect to begin the clinical testing for our lead product, a cerebrospinal fluid (“CSF”) based diagnostic test to detect whether a person has AD. This diagnostic, based upon the detection of a certain AD associated protein found in the cerebrospinal fluid (“CSF”) of AD patients, has achieved an overall sensitivity and specificity in the range of 85% to 95%. This is based on extensive testing differentiating AD patients from patients with other neurological diseases, patients with other relevant forms of dementia and normal controls. In 2005, we submitted our Pre-IDE documents to the FDA and had our Pre-IDE meeting with the FDA.

•
Serum-Based Diagnostic - We are developing a second-generation, serum-based diagnostic test to detect AD that will be easier to perform and less expensive to use. In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of a second-generation diagnostic test for AD. The potential U.S. market for the serum-based test, which could be utilized as a general screening test for AD, is estimated to be in excess of $1 billion. In addition, we are also looking to meet the need for a biochemical marker to detect AD by detecting, in serum, autoantibodies to a protein associated with Alzheimer’s disease. We have developed prototype assays detecting these autoantibodies in serum, with a specificity and sensitivity of approximately 74%. The assay has the ability to distinguish the presence of autoantibodies to the AD protein in individuals diagnosed as having AD from non-demented control individuals. We are currently in the process of refining the serum-based diagnostic prototype.

•
AD Therapeutic Compound Screening Assay - We are also involved in the discovery and development of novel therapeutic targets for treatment of Alzheimer’s disease based upon a unique theory developed by Peter Davies, Ph.D., our founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at Albert Einstein College of Medicine (“AECOM”). As a result of Dr. Davies’ research, we are involved in the discovery and development of a unique therapeutic target that may represent a common intracellular phosphorylation pathway leading to the development of abnormal, destructive brain structures characteristic of AD. This would target a component of the biological pathway that leads to the development of the two principal AD pathologies, neurofibrillary tangles and amyloid plaques. A patent application was filed in 2005 covering Dr. Davies developments. More importantly, the assay may allow high-throughput testing of compounds that inhibit this disease-causing pathway leading potentially to the discovery of the first drugs to stop the progression of Alzheimer's disease. Initial results using this screening assay have identified active compounds that are the subject of further development.

•
Transgenic Mice - Through a collaboration between Dr. Davies, and a researcher at Nathan Kline Institute, a transgenic mouse has been developed that models the tau pathology of Alzheimer’s disease. These transgenic mice are the first animal model known to develop paired helical filaments (PHF’s), the building blocks of neurofibrillary tangles, and could be useful in testing the efficacy of therapeutic compounds. We are currently exploring opportunities to license the use of the transgenic mice to pharmaceutical companies. AECOM and an agency of the State of New York that oversees NKI each have a 50% interest in these transgenic mice. Through our licenses with AECOM, we have rights to AECOM’s 50% interest in these transgenic mice. We and NKI plan to offer these mice to researchers and will share in any revenue derived from any license according to their percentage of ownership. The terms of our arrangement with NKI with respect to the transgenic mice were finalized in March 2005. We and NKI are currently negotiating a license agreement for a patent which covers aspects of transgenic mice that could be relevant to our transgenic mouse.

We incurred research and development costs of $1,742,782 in 2005 and $1,545,469 in 2004, excluding non-cash costs related to variable accounting for stock options and other costs associated with the issuance of equity instruments. Virtually all of our research and development costs are internal costs and license costs which are not specifically allocated to any of our research and development projects. We anticipate that our cash balances as of December 31, 2005, coupled with anticipated funds to be received from operations, will be sufficient to cover our planned research and development activities, general operating expenses, and limited expenditures regarding our CSF-based diagnostic assay clinical costs through August 31, 2006. We will need additional funding prior to August 2006 to cover operations, and to fund the majority of the remaining clinical costs for the CSF-based diagnostic as well as clinical costs of any additional products in development, and to expand our therapeutic program. If additional funding is not obtained, we will not be able to fund clinical costs of any programs, and we will have to minimize or eliminate our therapeutic program. This would have a material adverse effect on our operations and our prospects.

As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

As of December 31, 2005, we had cash of $1,663,740. These funds should be sufficient to satisfy our cash requirements through August 2006. The cash on hand will be used for ongoing research and development, working capital, advancement of the FDA regulatory process for the CSF-based diagnostic, general corporate purposes and possibly for acquisitions of complementary companies or technologies.

We do not anticipate the purchase, lease or sale of any significant property and equipment during 2006. We do not anticipate any significant changes in our employee count during 2006.

Plan of Operation

Our strategic plan involves focusing Company resources, and establishing priorities, to maximize the return to the shareholders. In order to accomplish this objective, it is expected that we will focus on the projects in the pipeline that are closest to commercialization. Thus, our primary concentration has been advancing the commercialization of the CSF diagnostic to detect AD.

We will need additional funding prior to August 2006 to cover operations, and to fund the majority of the remaining clinical costs for the CSF-based diagnostic as well as clinical costs of any additional products in development, and to expand our therapeutic program. If additional funding is not obtained, we will not be able to fund clinical costs of any programs, and we will have to minimize or eliminate our therapeutic program, and possibly discontinue all our product development and/or our operations. We are currently evaluating our options to maximize the value of our diagnostic technology, including evaluating out-licensing opportunities.

Simultaneous with these efforts, we plan to commit additional resources to furthering the completion of the development of the serum-based diagnostic to detect AD. We also plan to continue to advance the discovery and preclinical development of the AD therapeutic target program, directed towards the identification of a novel lead compound. It is anticipated that we would subsequently license the lead compound and/or the AD screen to a large pharmaceutical company.

In December 2004, we announced a non-exclusive license agreement with bioMérieux, S.A., a leading international diagnostics group, with the aim of bringing to market on a worldwide basis a definitive biologic test for the diagnosis of AD. The licensing agreement, including all milestones, can be worth in excess of $5 million, plus substantial royalties. There can be no assurances that any milestones will be achieved or that we will receive any additional payments from this agreement. The agreement granted bioMérieux an option to further evaluate our technology before going forward. The option period was extended and we are currently negotiating terms of a collaborative research agreement.

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

Net Deferred Tax Asset Valuation Allowance

We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of its valuation, assumptions and estimates are required such as our ability to generate future taxable income. In the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Since inception, we have concluded that the more likely than not criteria of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, has not been met and accordingly, we have recorded a valuation allowance for all our deferred income taxes for all periods presented.

Equity Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, and related interpretations, in accounting for its fixed plan stock options awarded to employees. Accordingly, compensation expense is recorded on the grant date only if the current market price of the underlying stock exceeds the exercise price.

We apply Statement of Financial Accounting Standards (SFAS) No. 123 and EITF 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for its options awarded to non-employee consultants. To determine fair value, management is required to make assumptions such as the expected volatility and expected life of the instruments.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in Item 7.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

We recognized $480,000 of revenues in 2005 from the completion of one research agreement and the completion of the evaluation period in a collaborative agreement. We recognized $253,000 of revenues in 2004 from the completion of one research agreement and miscellaneous revenues.

Research and development

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the year ended December 31, 2005 increased 22% or $344,621 from $1,546,158 for the year ended December 31, 2004, to $1,890,779 for the year ended December 31, 2005. Below is a summary of our most significant research and development expenses:

			Increase
Expense	2005	2004	(Decrease)
Compensation, taxes and benefits	$874,702	$773,932	$100,770
Research funding and scientific consulting	483,074	402,400	80,674
Regulatory consulting	259,660	69,890	189,770
French subsidiary expense	-	193,117	(193,117)
Rent, telephone and utilities	108,190	105,338	2,852
Variable accounting for stock options	98,472	689	97,783
Expense for stock options and other equity instruments issued	49,525	-	49,525
Other research and development expenses, net of reimbursements	17,156	792	16,364
Total Research and Development Expenses	$1,890,779	$1,546,158	$344,621

We have certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of our common stock increases, which may be reversed if the price subsequently declines. Included in research and development expense in 2005, was non-cash compensation expense of $98,472 for variable accounting for stock options compared to $689 in 2004. The increase was also caused by a large increase in regulatory consultant costs due to our discussions to advance our CSF-based AD diagnostic through the FDA clinical process, an increase in compensation and related costs due to higher than typical compensation increases in mid-2004 due to minimal increases over the last few years as funding was very tight. In addition, increases were given to certain employees who took on additional responsibilities after our former CEO resigned in September 2004. Research funding and scientific consulting increased due to increases in our AECOM agreements. Other stock based compensation increased due to stock options issued to consultants in 2005. This increase was offset by the reduction of French subsidiary expense due to the costs to terminate the activities of the French subsidiary in 2004. Our management estimates that it has been expending approximately $140,000 to $160,000 per month for research and development activities. This excludes the non-cash effect of variable accounting for its equity instruments. This amount is anticipated to increase substantially in 2006, if adequate funding is obtained and our CSF-based AD diagnostic progresses through clinical trials towards regulatory approval, and the level of activity in our other development programs increases. The amount of our actual research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on: (1) the resources available; (2) our development schedule; (3) results of studies, clinical trials and regulatory decisions; and (4) competitive developments.

General and administration
General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the year ended December 31, 2005 decreased 23% or $388,160, from $1,651,915 for the year ended December 31, 2004 to $1,263,755 for the year ended December 31, 2005. Below is a summary of our most significant general and administrative expenses:

			Increase
Expense	2005	2004	(Decrease)
Compensation, taxes and benefits	$351,753	$512,815	($161,062)
Consulting	231,331	354,804	(123,473)
Professional fees	262,816	332,005	(69,189)
Rent, telephone and utilities	52,084	47,729	4,355
Variable accounting for stock options	121,480	849	120,631
Expense for stock options and other equity instruments issued	27,532	-	27,532
Expense for warrants issued and converted to shares of stock	-	234,202	(234,202)
Amortization of deferred financing fee	-	6,458	(6,458)
Other general and administrative expenses	216,759	163,053	53,706
Total General and Administrative Expenses	$1,263,755	$1,651,915	($388,160)

We have certain equity instruments that meet the criteria of variable accounting whereby additional compensation expense is recognized if the share price of our common stock increases, which may be reversed if the price subsequently declines. Included in general and administrative expense in 2005, was non-cash compensation expense of $121,480 for variable accounting for stock options compared to $849 in 2004. Other general and administrative expenses increased due to a $49,000 increase in D & O insurance in 2005 due to a full year of coverage and increased coverage in 2005. Other stock based compensation increased due to stock options issued to consultants in 2005. The majority of the expense decreases in 2005 were due to expenses incurred for our funding in February 2004. Consulting fees decreased due to approximately $200,000 of equity compensation given to consultants in 2004, which was partially offset by additional consultants in 2005. Professional fees decreased due to additional legal and accounting fees for additional filings in 2004 and assistance with negotiations with corporate partners. Patent costs decreased due to a freedom to operate study performed by our patent counsel in 2004. Warrants were issued in conjunction with the fund raising activities in 2004. Compensation, taxes and benefits decreased due to our former CEO resigning in September 2004. This decrease was partially offset by higher than typical compensation increases in mid-2004 due to minimal increases over the last few years as funding was very tight, and an increases given to certain employees who took on additional responsibilities after our former CEO resigned. Management estimates that it has been expending approximately $90,000 to $100,000 per month for general and administrative activities, not including the non-cash effect of variable accounting for its equity instruments and other non-cash equity expenses. This amount is anticipated to remain steady in 2006.

Other income and expense

Interest expense for the year ended December 31, 2005 decreased 96% or $15,493, from $16,081 for the year ended December 31, 2004, to $588 for the year ended December 31, 2005. The decrease is primarily due to higher interest expense associated with convertible investor bridge loans that were converted to equity in February 2004 as part of the February 2004 financing. Interest income for the year ended December 31, 2005 increased 47% or $17,495, from $36,986 for the year ended December 31, 2004 to $54,481 for the year ended December 31, 2005. The increase is primarily due to the increase in interest rates on available balances offsetting the decrease in available balances.

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

The fair value of the warrants issued were estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. The fair value of the warrants was estimated to be $8,754,068 on the closing date of the transaction. The difference between the fair value of the warrants of $8,754,068 and the gross proceeds from the offering was classified as a non-operating expense in the Company’s statement of operations in the first quarter of 2004, and included in “Gain on derivative instrument, net”. The fair value of the warrants was then re-measured at March 31, 2004, June 30, 2004 and September 30, 2004 and estimated to be $2,646,853 at September 30, 2004 with the decrease in fair value due to the decrease in the market value of our common stock. The decrease in fair value of the warrants of $472,935 from June 30, 2004 to July 28, 2004 (the date the registration statement became effective) was recorded as non-operating income in our statement of operations, and included in “Gain on derivative instrument, net”. The fair value of the warrants at July 28, 2004 was reclassified to additional paid in capital as of July 28, 2004.

We paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. We also incurred $85,946 in other legal and accounting fees. We also issued a five-year warrant to purchase 3.2 million shares of our common stock at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; a contractual life of 5 years and volatility of 75%. We allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, we initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in our consolidated balance sheet. We further recorded $10,353 of amortization expenses from these issue costs as “Costs of fund raising activities” in the statement of operations.

We currently do not hedge foreign exchange transaction exposures. As of December 31, 2005, we do not have any assets and liabilities denominated in foreign currencies.

Net loss

We incurred a net loss of $2,620,641 for the year ended December 31, 2005 compared to a net loss of $2,800,526 for the year ended December 31, 2004. The primary reason for the decrease in the net loss in 2005 was the revenues recognized from research agreements in 2004. In addition, net other income increased due to non-cash accounting consequences from the February 2004 private placement and the related bridge loan conversion, and the decrease in interest expense, as described above. The expense for variable accounting for stock options increased $218,414, from $1,538 in 2004 to $219,952 in 2005.

Capital resources and liquidity

To date, we have raised equity and convertible debt financing and received research agreement revenues and grant revenues to fund our operations, and we expect to continue this practice to fund our ongoing operations. Since inception, we have raised net proceeds of approximately $36.6 million from private equity and convertible debt financings. We have also received approximately $1.9 million from research agreements and grant revenues.

Our cash and cash equivalents were $1,663,740 and $3,565,590 at December 31, 2005 and 2004, respectively. The decrease in our cash balance is due to the continued use of the proceeds from our financing in February 2004.

We used cash in operating activities of $2,516,610 for the year ended December 31, 2005 versus cash used in operating activities of $3,554,884 for the year ended December 31, 2004. This decrease primarily reflects the reduction of liabilities in 2004 from the proceeds of our financing in February 2004. Cash used in investing activities was negligible in 2005 and 2004. Net cash provided by financing activities was $672,749 for the year ended December 31, 2005 versus net cash provided by financing activities of $7,066,318 for the year ended December 31, 2004. This decrease primarily reflects additional funds raised in the financing in February 2004.

We have incurred recurring losses since our inception and expect to incur substantial additional research and development costs prior to reaching profitability. We raised $8,000,000 (net proceeds of $7,354,054) in February 2004. The cash balances remaining at December 31, 2005 are expected to fund our operations through August 31, 2006.

We incurred research and development costs of $1,742,782 in 2005 and $1,545,469 in 2004, excluding non-cash costs related to variable accounting for stock options and other costs associated with the issuance of equity instruments. The majority of our research and development costs are internal costs and license costs which are not specifically allocated to any of our research and development projects. We anticipate that our cash balances as of December 31, 2005, coupled with anticipated funds received from operations, will be sufficient to cover our planned research and development activities, general operating expenses, and CSF-based diagnostic assay clinical costs through August 31, 2006. We will need additional funding prior to August 2006 to cover operations, and to fund clinical costs of any additional products in development, and to expand our therapeutic program. If additional funding is not obtained, we will not be able to fund clinical costs of any other programs, and will have to minimize or eliminate our therapeutic program, and possibly discontinue all our product development and/or operations. We are currently evaluating our options to maximize the value of our diagnostic technology, including evaluating out-licensing opportunities.

As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

We currently do not have sufficient resources to complete the commercialization of all of our proposed research projects. Therefore, we will need to raise substantial additional capital prior to August 2006 to fund our operations. We cannot be certain that any financing will be available when needed, or on terms acceptable to us. If we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products that we believe may be beneficial to our business. We expect to continue to spend capital on:

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

Under our license agreements with AECOM, we are required to:

• pay semi-annual maintenance payments in January and July each year, and pay quarterly funding payments in February, May, August and November each year as long as the license agreements are in place; and
• pay the costs of patent prosecution and maintenance of the patents included in the agreement.

Our fixed expenses, such as rent, license payments and other contractual commitments, may increase in the future, as we may:
• enter into additional leases for new facilities and capital equipment;
• enter into additional licenses and collaborative agreements; and
• incur additional expenses associated with being a public company.

In addition to the commitments to AECOM, we also have consulting agreements and minimum annual lease payments.

The following table summarizes the timing of these future long term contractual obligations and commitments for the next five years ending December 31:

Contractual Obligations	2006 Year 1	2007 Year 2	2008 Year 3	2009 Year 4	2010 Year 5	Total
Operating Leases	$102,000	$34,000	$-	$-	$-	$136,000
Consulting Agreements with initial terms greater than one-year	108,000	108,000	99,000	-	-	315,000
Commitments Under License Agreement with AECOM	425,000	475,000	500,000	-	-	1,400,000
Total Contractual Cash Obligations	$635,000	$617,000	$599,000	$-	$-	$1,851,000

We are obligated to continue to pay AECOM $500,000 for each year after 2008 in which the Agreements are still in effect. In addition, we are obligated to pay AECOM a percentage of all revenues we receive from selling and/or licensing any aspects of the AD technology that exceeds the minimum obligations reflected in the annual license maintenance payments.

Recently issued accounting statements

The Financial Accounting Standards Board (FASB) has issued Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for the Company starting with the quarter ending March 31, 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company estimates that the expense associated with SFAS 123R will be approximately $285,000 in 2006. See the Stock Option Plan discussion above for information related to the pro forma effects on the Company’s reported net income (loss) and net income (loss) per common share of applying the fair value recognition provisions of the previous Statement of Financial Accountings Standards (SFAS) 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

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

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)

FINANCIAL STATEMENTS

Contents

Page
Report of Independent Registered Public Accounting Firm	31
Consolidated Balance Sheets as of December 31, 2005 and 2004	32
Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004, and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2005	33
Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2005, and 2004 and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2005	34
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, and 2004 and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2005	37
Notes to Consolidated Financial Statements for the Years Ended December 31, 2005, and 2004 and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2005	39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Applied NeuroSolutions, Inc.
Vernon Hills, Illinois

We have audited the accompanying consolidated balance sheets of Applied NeuroSolutions, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity/(deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibililty is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied NeuroSolutions, Inc. as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1(c) to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and requires additional capital to support the Company's continued development efforts, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1(c).  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Chicago, Illinois
March 27, 2006

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS
	December 31,
	2005	2004
Assets
Current assets:
Cash	$1,663,740	$3,565,590
Accounts receivable2	46,580	353,550
Prepaids and other current assets	150,848	25,539
Total current assets	1,861,168	3,944,679

Property and equipment:
Equipment and leaseholds	2,160,741	2,102,752
Accumulated depreciation and amortization	(2,099,531)	(2,076,670)
Net property and equipment	61,210	26,082

Other assets:
Deposits	15,493	15,493
Total other assets	15,493	15,493
Total assets	$1,937,871	$3,986,254
Liabilities and Stockholders’ Equity / (Deficit)
Current liabilities:
Accounts payable	$103,447	$108,007
Capital lease payable, current portion	1,211	4,385
Deferred research agreement revenues	94,200	450,000
Accrued consultant fees	18,900	36,300
Accrued vacation wages	65,311	45,171
Other accrued expenses	37,829	77,709
Total current liabilities	320,898	721,572

Long term liabilities:
Capital lease payable, net of current portion	-	1,211
Total long term liabilities	-	1,211

Stockholders' equity / (deficit) (See Note 10):
Preferred stock, par value $0.0025: none issued and outstanding	-	-
Common stock, par value $0.0025: 94,520,878 and 90,765,106 issued shares, 94,497,584 and 90,741,812 outstanding shares	236,244	226,855
Treasury stock, 23,294 shares held in treasury	(10,614)	(10,614)
Additional paid in capital	42,604,668	41,639,914
Deficit accumulated during the development stage	(41,213,325)	(38,592,684)
Total stockholders' equity / (deficit)	1,616,973	3,263,471
Total liabilities and stockholders' equity / (deficit)	$1,937,871	$3,986,254
See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,			Period from March 14, 1992 (inception) to December 31,
	2005	2004		2005

Research agreement revenues	$480,000	$253,000		$1,233,000
Grant revenues	-	-		669,022
Total revenues	480,000	253,000		1,902,022

Operating expenses:
Research and development	1,890,779	1,546,158		27,261,979
General and administrative	1,263,755	1,651,915		12,228,962
Loss on impairment of intangible assets	-	-		411,016
Loss on writedown of leasehold improvements	-	-		1,406,057
Total operating expenses	3,154,534	3,198,073		41,308,014

Operating loss	(2,674,534)	(2,945,073)		(39,405,992)

Other (income) expense:
Interest expense	588	16,081		485,445
Interest income	(54,481)	(36,986)		(796,206)
Amortization of debt discount	-	-		272,837
Beneficial conversion of debt to equity	-	-		274,072
Inducement to convert debt to equity	-	-		1,631,107
Cost of fund raising activities	-	62,582		62,582
Loss on extinguishments of debt	-	4,707,939		4,707,939
Gain on derivative instruments, net	-	(4,894,163)		(4,894,163)
Net other (income) expense	-	-		63,720
Total other (income) expense	(53,893)	(144,547)		1,807,333

Net loss	(2,620,641)	(2,800,526)		(41,213,325)

Less: Fair value of induced preferred stock conversion…………………….	-	-		(1,866,620)
Net loss attributable to common shareholders…………………………	$(2,620,641)	$(2,800,526)		$(43,079,945)

Basic and diluted loss per common share:
Net loss attributable to common shareholders per share - basic	$(0.03)	$(0.03)		$(1.87)
Net loss attributable to common shareholders per share - diluted	$(0.03)	$(0.03)		$(1.87)
Weighted average shares - basic	92,881,909	87,080,086	47,701,098	23,013,485
Weighted average shares - diluted	92,881,909	87,080,086	47,701,098	23,013,485
See accompanying notes to consolidated financial statements

APPLIED NEUROSOLUTIONS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT)

FOR THE PERIOD FROM MARCH 14, 1992 (INCEPTION) TO DECEMBER 31, 2005

	Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Issuance of Common Stock	372,682	$932	$-	$(332)	$-	$600
Net loss	-	-	-	-	(922,746)	(922,746)
Balance at December 31, 1992	372,682	932	-	(332)	(922,746)	(922,146)
Issuance of Common Stock	434,793	1,087	-	(387)	-	700
Issuance of Preferred Stock, subsequently converted to Common Stock	165,936	415	-	1,201,750	-	1,202,165
Issuance of Preferred Stock, subsequently converted to Common Stock	762,066	1,905	-	5,640,172	-	5,642,077
Issuance of Common Stock upon conversion of note and accrued interest	368,322	921	-	2,964,005	-	2,964,926
Net loss	-	-	-	-	(4,875,845)	(4,875,845)
Balance at December 31, 1993	2,103,799	5,260	-	9,805,208	(5,798,591)	4,011,877
Issuance of Preferred Stock, subsequently converted to Common Stock	533,020	1,333	-	4,006,404	-	4,007,737
Retirement of Common Stock	(1,887)	(5)	-	(13,663)	-	(13,668)
Net loss	-	-	-	-	(6,154,275)	(6,154,275)
Balance at December 31, 1994	2,634,932	6,588	-	13,797,949	(11,952,866)	1,851,671
Issuance of Preferred Stock, subsequently converted to Common Stock	493,801	1,235	-	748,765	-	750,000
Issuance of Preferred Stock upon conversion of bridge loan and accrued interest, subsequently converted to Common Stock	689,179	1,723	-	1,005,840	-	1,007,563
Net loss	-	-	-	-	(2,191,159)	(2,191,159)
Balance at December 31, 1995	3,817,912	9,546	-	15,552,554	(14,144,025)	1,418,075
Issuance of Preferred Stock, subsequently converted to Common Stock	4,957,145	12,393	-	6,864,881	-	6,877,274
Issuance of Common Stock	31,802	80	-	96,524	-	96,604
Net loss	-	-	-	-	(2,591,939)	(2,591,939)
Balance at December 31, 1996	8,806,859	22,019	-	22,513,959	(16,735,964)	5,800,014
Issuance of Common Stock in connection with acquisition of intangible assets	131,682	329	-	399,671	-	400,000
Net loss	-	-	-	-	(2,040,092)	(2,040,092)
Balance at December 31, 1997	8,938,541	22,348	-	22,913,630	(18,776,056)	4,159,922
Net loss	-	-	-	-	(2,549,920)	(2,549,920)
Balance at December 31, 1998	8,938,541	22,348	-	22,913,630	(21,325,976)	1,610,002
Net loss	-	-	-	-	(1,692,356)	(1,692,356)
Balance at December 31, 1999	8,938,541	22,348	-	22,913,630	(23,018,332)	(82,354)
Issuance of Preferred Stock, subsequently converted to Common Stock	1,466,495	3,666	-	983,614	-	987,280

	Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Extension of warrants to purchase shares of Common Stock	-	-	-	154,685	-	154,685
Stock options granted to non-employees	-	-	-	315,976	-	315,976
Net loss	-	-	-	-	(2,395,538)	(2,395,538)
Balance at December 31, 2000	10,405,036	26,014	-	24,451,311	(25,413,870)	(936,545)
Issuance of Common Stock upon conversion of bridge loans/accrd. int	4,474,649	11,185	-	2,027,696	-	2,038,881
Issuance of Common Stock	580,726	1,452	-	211,048	-	212,500
Stock options granted to non-employees	-	-	-	77,344	-	77,344
Issuance of warrants to purchase shares of Common Stock	-	-	-	27,367	-	27,367
Options reissued to adjust exercise term	-	-	-	64,033	-	64,033
Beneficial conversion feature of convertible debt	-	-	-	229,799	-	229,799
Induced conversion of convertible debt	-	-	-	1,631,107	-	1,631,107
Net loss	-	-	-	-	(4,146,913)	(4,146,913)
Balance at December 31, 2001	15,460,411	38,651	-	28,719,705	(29,560,783)	(802,427)
Issuance of Common Stock upon conversion of bridge loans, accrued interest, other payables and as payment for services	7,201,971	18,005	-	1,792,878	-	1,810,883
Issuance of Common Stock upon conversion of warrants	156,859	392	-	35,536	-	35,928
Stock options granted to non-employees	-	-	-	6,136	-	6,136
Repurchase of Common Stock	(23,294)	(58)-	(10,614)	58	-	(10,614)
Merger between the Company and Molecular Geriatrics Corporation	24,905,151	62,263	-	(62,263)	-	-
Issuance of warrants to purchase shares of Common Stock	-	-	-	159,934	-	159,934
Net loss	-	-	-	-	(2,929,955)	(2,929,955)
Balance at December 31, 2002	47,701,098	119,253	(10,614)	30,651,984	(32,490,738)	(1,730,115)
Variable accounting for stock options	-	-	-	604,100	-	604,100
Stock options granted to non-employees	-	-	-	80,975	-	80,975
Issuance of warrants to purchase shares of common stock	-	-	-	193,130	-	193,130
Net loss	-	-	-	-	(3,301,420)	(3,301,420)
Balance at December 31, 2003	47,701,098	119,253	(10,614)	31,530,189	(35,792,158)	(4,153,330)
Issuance of units in private placement	32,000,000	80,000	-	1,483,066	-	1,563,066
Issuance of placement agent warrants	-	-	-	875,407	-	875,407
Issuance of units upon conversion of bridge loans	10,440,714	26,102	-	7,292,016	-	7,318,118
Issuance of common stock for services	200,000	500	-	64,500	-	65,000
Issuance of units for services	400,000	1,000	-	268,426	-	269,426
Issuance of warrants to purchase shares of common stock	-	-	-	124,775	-	124,775
Variable accounting for stock options	-	-	-	1,535	-	1,535
Net loss	-	-	-	-	(2,800,526)	(2,800,526)

	Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2004	90,741,812	226,855	(10,614)	41,639,914	(38,592,684)	3,263,471
Issuance of stock upon exercise of warrants	3,755,772	9,389	-	667,745	-	677,134

Issuance of stock options to purchase shares of common stock	-	-	-	77,057	-	77,057
Variable accounting for stock options	-	-	-	219,952	-	219,952
Net loss	-	-	-	-	(2,620,641)	(2,620,641)
Balance at December 31, 2005	94,497,584	$ 236,244	$ (10,614)	$ 42,604,668	$ (41,213,325)	$ 1,616,973

See accompanying notes to consolidated financial statements

APPLIED NEUROSOLUTIONS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from March 14, 1992 (inception) to December 31,
	2005	2004	2005

Cash flows from operating activities:
Net loss	$ (2,620,641)	$(2,800,526)	$(41,213,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,861	13,423	2,584,624
Non-cash expense for equity compensation	-	434,202	2,379,241
Non-cash expense for equity compensation to employees and directors	297,009	1,535	1,129,381
Non-cash interest expense	-	14,844	105,046
Amortization of deferred financing costs costs	-	6,458	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishments of debt	-	4,707,939	4,707,939
Non-cash income for gain on derivative instrument, net	-	(4,894,163)	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold Improvements	-	-	1,406,057
Loss on impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	62,582	62,582
Changes in assets and liabilities:
Accounts receivable	306,970	(302,820)	156,710
Prepaids and other assets	(125,309)	26,810	(151,623)
Accounts payable	(4,560)	(193,301)	200,051
Deferred research agreement revenues	(355,800)	175,000	94,200
Accrued wages	-	(293,310)	-
Accrued collaborator payments	-	(253,667)	-
Accrued consultant fees	(17,400)	(173,800)	43,900
Accrued vacation wages	20,140	(4,755)	65,311
Other accrued expenses	(39,880)	(81,335)	189,979
Net cash used in operating activities	(2,516,610)	(3,554,884)	(30,378,333)

Cash flows from investing activities:
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	(57,989)	(18,609)	(4,037,754)
Net cash used in investing activities Activities	(57,989)	(18,609)	(4,377,583)

	Year Ended December 31,		Period from March 14, 1992 (inception) to December 31,
	2005	2004	2005
Cash flows from financing activities:
Proceeds from issuance of Preferred Stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	-	7,354,054	18,971,031
Proceeds from exercise of warrants	677,134	-	677,134
Deferred financing costs incurred	-	-	(111,000)
Advances from (repayments to) director and shareholders	-	(200,000)	120,000
Principal payments under capital lease	(4,385)	(3,736)	(10,555)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement penalties	-	(84,000)	(84,000)
Payments to repurchase Common Stock	-	-	(10,614)
Payments received on employee stock purchase notes receivable	-	-	235,610
Net cash provided by financing activities	672,749	7,066,318	36,419,656

Net increase (decrease) in cash	(1,901,850)	3,492,825	1,663,740

Cash beginning of period	3,565,590	72,765	-

Cash end of period	$1,663,740	$3,565,590	$1,663,740

Supplemental cash flow information:
Cash paid for interest	$588	$1,237	$42,057

Supplemental disclosure of non-cash investing and financing activities:

Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$2,473,991	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$136,188	$136,188
See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.

(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

(a) Organization and Basis of Presentation

Applied NeuroSolutions, Inc. (“APNS”) is a development stage biopharmaceutical company. Prior to 2004, the Company had two wholly-owned operating subsidiaries. One of the wholly-owned operating subsidiaries was Molecular Geriatrics Corporation ("MGC"), a development stage biopharmaceutical company incorporated in November 1991, with operations commencing in March 1992, to develop diagnostics to detect, and therapeutics to treat, Alzheimer's disease (“AD”).

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

On September 10, 2002, Hemoxymed, Inc. and Molecular Geriatrics Corporation (“MGC”) established a strategic alliance through the closing of a merger (the "Merger"). The Merger Agreement provided that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies. In October 2003, the Company changed its’ name to Applied NeuroSolutions, Inc.

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

(c) Going Concern

The Company has experienced losses since inception in addition to incurring cash outflows from operating activities for the last two years as well as since inception. The Company expects to incur substantial additional research and development costs and future losses prior to reaching profitability. These matters have raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations. In the opinion of management, the Company anticipates its’ cash balances as of December 31, 2005, coupled with anticipated funds to be received from operations, will be adequate to fund operations through August 31, 2006. The Company will need additional funding prior to August 2006 to cover operations, and to fund the majority of the remaining clinical costs for the CSF-based diagnostic as well as clinical costs of any additional products in development, and to expand its’ therapeutic program. If additional funding is not obtained, the Company will not be able to fund clinical costs of any programs, and the Company will have to minimize or eliminate its therapeutic program, and possibly discontinue all our product development and/or our operations. We are currently evaluating our options to maximize the value of our diagnostic technology, including evaluating out-licensing opportunities. This would have a material adverse effect on the Company’s operations and its’ prospects. The Company intends to seek such additional funding through private and/or public financing or through collaborative or other arrangements with corporate partners, however, there is no assurance that additional funding will be available for the Company to finance its operations on acceptable terms, or at all.

(d) Cash

The Company maintains cash at financial institutions from time to time in excess of the Federal Depository Insurance Corporation (FDIC) insured limit.

(e) Revenue Recognition

The Company generates revenues from research agreements and grants and recognizes these revenues when earned. Grant revenues represent funds received from certain government agencies for costs expended to further research on the subject of the grant. For arrangements that contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit. Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”.

(f) Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost. Depreciation of equipment is calculated using accelerated methods over their useful lives, approximating five to seven years. Amortization of leasehold improvements is provided on the straight-line method over the lesser of the asset’s remaining useful life or the remaining lease term.

(g) Research and Development

All research and development costs are expensed as incurred and include salaries of, and expenses related to, employees and consultants who conduct research and development. The Company has entered into arrangements whereby the Company will obtain research reimbursements in the form of funds received to partially reimburse the Company for costs expended. For the years ended December 31, 2005 and 2004, the Company has recorded reimbursements of $76,750 and $128,817 against research and development expense, respectively.

(h) Income Taxes

Under the asset and liability method of SFAS No. 109, Accounting for Income Taxes, the Company’s deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible.

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

[Missing Graphic Reference]

The weighted average estimated fair value of the options granted in 2005 and 2004 was $0.17 and $0.10, respectively, based on the Black-Scholes valuation model using the following assumptions:

	2005	2004
Risk-free interest rate	3.73%	3.00%
Dividend yield	0.00%	0.00%
Expected volatility	75.00%	75.00%

From time to time, the Company has issued equity awards to non-employees. In these instances, the Company applies the provisions of SFAS No. 123 and EITF No. 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services which results in the recognition of expense related to these awards over the vesting or service period of an amount equal to the estimated fair value of these awards at their respective measurement dates (see Note 3).

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

For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants and convertible investor bridge loans excluded from the computation because their effect is antidilutive. The Company had 14,384,772 stock options and 49,164,642 warrants outstanding to issue common stock at December 31, 2005. The Company had 10,039,636 stock options and 52,947,998 warrants outstanding to issue common stock at December 31, 2004.

(l) Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, loans payable, and other accrued expenses. The carrying value of these financial instruments approximate their fair values due to the nature and short-term maturity of these instruments.

 (m) Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for the Company starting with the quarter ending March 31, 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company estimates that the expense associated with SFAS 123R will be approximately $285,000 in 2006. See the Stock Option Plan discussion above for information related to the pro forma effects on the Company’s reported net income (loss) and net income (loss) per common share of applying the fair value recognition provisions of the previous Statement of Financial Accountings Standards (SFAS) 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

Note 2 - Property and Equipment

Property and equipment consist of the following:

	December 31, 2005	December 31, 2004
Equipment	$2,064,362	$2,006,373
Equipment held under capital lease	11,766	11,766
Leasehold improvements	84,613	84,613
	2,160,741	2,102,752
Lease accumulated depreciation and amortization	(2,099,531)	(2,076,670)

	$61,210	$26,082

Depreciation and amortization expense amounted to $22,861 and $13,423 for the years ended December 31, 2005 and 2004, respectively.

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

In 2005, 3,755,772 warrants were exercised and 27,584 warrants were forfeited by warrant holders. Net proceeds of $677,134 were received by the Company (at an average exercise price of $0.18 per warrant).

As of December 31, 2005, the Company has reserved 49,164,642 shares of Common Stock for the exercise and conversion of the warrants described above.

Note 4 - Stockholders' Equity

The stockholders' equity information presented in these financial statements reflects the retroactive recognition of the effects of the Merger (see Note 1), and of the two recapitalizations of the Company's capital structure, the "1996 Recapitalization", which became effective in March, 1996 and the "2001 Recapitalization", which became effective in November, 2001. The 1996 Recapitalization consisted of (i) the conversion of each share of outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of the Company into one share of Common Stock, (ii) a 1.0-for-10.6 reverse split of the outstanding shares of Common Stock, and (iii) a reduction in the number of authorized shares of Common Stock and Preferred Stock from 50,000,000 to 20,000,000 and 35,000,000 to 15,000,000, respectively. The 2001 Recapitalization consisted of (i) the conversion of each share of outstanding Series C Convertible Preferred Stock of the Company into two shares of Common Stock, (ii) the conversion of each share of outstanding Series D Convertible Preferred Stock of the Company into three and one-third shares of Common Stock, (iii) the conversion of convertible debt plus accrued interest into five shares of Common Stock for each $1.50 of convertible debt, and (iv) an increase in the number of authorized shares of Common Stock from 20,000,000 to 50,000,000 (See Note 10).

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

In December 2002, the Board of Directors approved an increase in the number of authorized shares from 50,000,000 to 205,000,000; consisting of 200,000,000 Common Shares and 5,000,000 Preferred Shares. Shareholder approval for this increase was obtained in 2003. See note 10 for an explanation of the Company’s authorized shares.

In the Consolidated Statements of Stockholders’ Equity / (Deficit), the Company has elected to present each issuance of Preferred Stock, which was subsequently converted to Common Stock, as Common Stock as of the date of each issuance of Preferred Stock.

Original Issuances of Preferred Stock

In July 1993, the Company issued 2,671,478 shares of Series A Convertible Preferred Stock (“Series A”). These shares were subsequently converted to 165,936 shares of Common Stock.

In September through December 1993, the Company issued 12,269,000 shares of Series B Convertible Preferred Stock (“Series B”). These shares were subsequently converted to 762,066 shares of Common Stock.

In March through May 1994, the Company issued 8,581,400 shares of Series B. These shares were subsequently converted to 533,020 shares of Common Stock.

In December 1995, the Company issued 375,000 shares of Series C Convertible Preferred Stock (“Series C”). These shares were subsequently converted to 493,801 shares of Common Stock.

In December 1995, the Company issued 523,371 shares of Series C. These shares were subsequently converted to 689,179 shares of Common Stock.

In March through July 1996, the Company issued 3,764,550 shares of Series C. These shares were subsequently converted to 4,957,145 shares of Common Stock.

In January through May 2000, the Company issued 668,202 shares of Series D Convertible Preferred Stock (“Series D”). These shares were subsequently converted to 1,466,495 shares of Common Stock.

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

The Registration Rights Agreement further provided that if a registration statement was not filed, or did not become effective, within 150 days from the closing date of the private placement, then in addition to any other rights the holders may have, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 1.5% per month of the aggregate purchase price paid by such holder in the private placement for the common stock and warrants then held, prorated daily. The registration statement was filed within the allowed time, however it was declared effective July 28, 2004 under SEC File Number 333-113821, resulting in the Company incurring certain liquidated damages in accordance with the terms of the private placement. Liquidating damages of $84,000 were paid to the unit holders in the private placement in the third quarter 2004.

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

In February 2004, the Company issued 400,000 shares of common stock and 400,000 warrants to consultants, in lieu of compensation, for financial advisory and business consulting services valued at $269,426. Consulting expense related to the issuance of the shares of common stock was $160,000 in 2004 based on the closing price of the Company’s stock on the date of issuance. Expense related to the issuance of the warrants of $109,426 was included in general and administrative expenses. These warrants have an exercise price of $0.30 per share, and expire in February 2009.

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

During 2005, The Company issued 3,755,772 shares of common stock to warrant holders upon exercise of warrants.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, either voluntary or involuntary, the holders of Preferred Stock are entitled to receive a liquidation preference, adjusted for combinations, consolidations, stock splits or certain issuances of Common Stock. After payment has been made to the holders of Preferred Stock of the full amounts to which they shall be entitled, the holders of the Common Stock shall be entitled to receive ratably, on a per share basis, the remaining assets. As of December 31, 2005, no Preferred Stock is outstanding. The Company has reserved 49,164,642 shares of Common Stock for the exercise and conversion of the warrants described above. Warrants were issued in connection with the initial public offering of APNS’s predecessor in May 1998. These warrants expired, unexercised in May 2003.

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

In April 2001, the Board of Directors granted 13,168 options to a non-employee exercisable at $1.50 per share, which vest monthly over a twenty-four month period. Compensation expense of $24,170 was recorded to reflect the fair value of these options.

In July 2001, the Board of Directors granted 6,584 options to an employee exercisable at $1.50 per share, which vest one-fourth per year beginning July, 2002. These options were forfeited during 2002.

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

In June 2002, the Board of Directors approved adjusting the exercise price of 4,399,052 options to $0.15 per share. This changed the accounting treatment for these stock options to variable accounting until they are exercised. For the year ended December 31, 2003, the Company recorded compensation expense under variable accounting equal to $604,100 related to these modified options. For the year ended December 31, 2002 no compensation expense had been recorded related to these modified options as the Company’s stock price was below $0.15 as of December 31, 2002.

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

In April 2005, the Board of Directors granted 4,045,136 options exercisable at $0.285 per share which vest one-fourth immediately and one-fourth per year beginning in April 2006. Non-employees were granted 200,000 of these options. Compensation expense of $31,870 was recorded to reflect the fair value of options issued to non-employees.

In September 2005, the Board of Directors granted 150,000 options exercisable at $0.36 per share which vest 100,000 immediately and 25,000 in September 2006 and 25,000 in September 2007.

In November 2005, the Board of Directors granted 150,000 options exercisable at $0.38 per share which vest 100,000 immediately and 25,000 in November 2006 and 25,000 in November 2007.

As of December 31, 2005, 14,384,772 options were outstanding (9,856,670 were fully vested and exercisable) at prices ranging from $0.15 to $5.30 per share. The 4,345,136 stock options granted to employees, directors and consultants in 2005 increased the total outstanding stock options to 14,384,772. This is in excess of the 12,000,000 options allowed under the current stock option plan. In September 2005, the Board of Directors approved an increase in the options to be issued under the plan to 20,000,000. The Company will be seeking shareholder approval for an increase in the maximum allowable options under the plan.

A summary of the status of, and changes in, the Company’s stock option plan as of and for the years ended December 31, 2005 and 2004, is presented below for all stock options issued to employees, directors and non-employees:

	2005		2004
	Options	Weighted- Average-Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	10,039,636	$0.19	9,919,636	$0.19
Granted	4,345,136.29		120,000.17
Reduction in exercise price	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of year	14,384,772	$0.22	10,039,636	$0.19
Options exercisable at end of year	9,856,670		7,173,373

December 31, 2005
Exercise Price	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2005

$0.15	9,790,370	6.3 years	8,456,120
0.17	120,000	8.8 years	60,000
0.285	4,045,136	9.3 years	1,011,284
0.36	150,000	9.8 years	100,000
0.38	150,000	9.9 years	100,000
1.00	39,741	0.1 years	39,741
1.50	14,814	5.1 years	14,814
2.00	25,019	1.9 years	25,019
5.30	49,692	0.1 years	49,692
	14,384,772		9,856,670

Note 6 - Employee Savings Plan

The Company sponsors a defined contribution benefit plan (the “Savings Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. The Savings Plan covers all eligible employees who are eighteen years of age and have completed six months of service with the Company. Employee contributions to the Savings Plan are based on percentages of employee compensation plus a discretionary matching contribution by the Company. Vesting in the Company’s contributions is based on length of service over a five-year period. The Company amended the Savings Plan, effective January 1, 2001, to increase the Company match from 50% to 100% of the first 5% of an employee’s deferral, subject to certain limitations. Contributions by the Company for the years ended December 31, 2005 and 2004 were $48,410 and $58,339, respectively.

Note 7 - Income Taxes

No Federal or state income taxes have been provided for in the accompanying consolidated financial statements because of net operating losses incurred to date and the establishment of a valuation allowance equal to the amount of the Company's deferred tax assets. At December 31, 2005, the Company has net operating loss and research and development credit carryforwards for Federal income tax purposes of approximately $35,500,000 and $895,000, respectively. These carryforwards expire between 2007 and 2025. Changes in the Company's ownership may cause annual limitations on the amount of loss and credit carryforwards that can be utilized to offset income in the future.

The net deferred tax assets as of December 31, 2005 and 2004 are summarized as follows:

	December 31, 2005	December 31, 2004

Deferred tax assets:

Depreciation	$210,000	$230,000
Net operating loss carryforwards	14,200,000	13,300,000
Tax credit carryforwards	890,000	825,000

	15,300,000	14,355,000

Valuation allowance	(15,300,000)	(14,355,000)

Net deferred income taxes	$-	$

The net change in the valuation allowance during 2005 and 2004 was an increase of $945,000 and $1,185,000, respectively.

Note 8 - Commitments and Contingencies

Operating Lease
The Company operates out of a laboratory and office facility in Vernon Hills, Illinois. The original lease term was for sixty-three months through May 14, 2002 and included a renewal option for two additional five-year periods. In May 2002, the lease was extended for a five- year period.

Future minimum lease payments as of December 31, 2005 under the terms of the operating lease for the facility in Vernon Hills, Illinois are as follows:
Year Ending December 31,	Amount
2006	$102,000
2007	34,000

    Rental expense, including allocated operating costs and taxes, was $123,308 and $119,716 for the years ended December 31, 2005 and 2004, respectively.

Capital Lease
The Company purchased a telephone system under the terms of a capital lease in March 2003. The lease calls for thirty six monthly payments of $414 through March 2006.

Collaboration, Consulting and Licensing Agreements
Under the terms of various license and collaborative research agreements with Albert Einstein College of Medicine (“AECOM”) the Company is obligated to make semi annual maintenance payments and quarterly funding payments. In addition, the agreements call for royalty and revenue sharing agreements upon the sale and/or license of products or technology. In March 2002, the Company renegotiated various terms of the AECOM agreements. In addition, the new agreement reduced and restructured future maintenance and funding payments.

Total expense for these outside research, collaboration and license agreements, included in research and development expenses, was $375,074 and $294,400 for the years ended December 31, 2005 and 2004, respectively.

The Company has consulting agreements with its founding scientist at AECOM, which have been renewed through November 2008, but in some instances, may be terminated at an earlier date by the Company and the consultant. Expense for the consulting agreements, included in research and development expenses, was $108,000 and $108,000 for the years ended December 31, 2005 and 2004, respectively.

Future minimum payments, as of December 31, 2005, under the above agreements are as follows:

Year ending December 31,	Collaborations	Consulting

2006	$425,000	$108,000
2007	475,000	108,000
2008	500,000	99,000
Total	$1,400,000	$315,000

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

The ability to develop our technologies and to commercialize products will depend on avoiding patents of others. While we are aware of patents issued to competitors, as of December 31, 2005, we are not aware of any claim of patent infringement against us.

In March 2004 the Company was notified by email from Innogenetics, a Belgian biopharmaceutical company involved in specialty diagnostics and therapeutic vaccines, that it believes the CSF diagnostic test the Company has been developing uses a monoclonal antibody that is encompassed by the claims of two U.S. patents it owns. In that email, Innogenetics also referred to another U.S. patent which was recently granted to Innogenetics and which is directed to a method for the differential diagnosis of Alzheimer’s disease from other neurological diseases. Innogenetics believes this latter patent also claims the CSF diagnostic test the Company is developing. Innogenetics also informed the Company that it could be amenable to entering into a licensing arrangement or other business deal with APNS regarding its patents.

The Company has reviewed the two monoclonal antibody patents with our patent counsel on several occasions prior to receipt of the email from Innogenetics and subsequent to receipt of the email. Based on these reviews, the Company believes that its CSF diagnostic test does not infringe the claims of these two Innogenetics patents. Similarly, the Company does not believe its activities have infringed or will infringe the rights of Innogenetics under this third patent, and the Company would seek either to negotiate a suitable arrangement with them or vigorously contest any claim of infringement. If the Company is unable to reach a mutually agreeable arrangement with Innogenetics, it may be forced to litigate the issue. Expenses involved with litigation may be significant, regardless of the outcome of any litigation. An adverse decision could prevent the Company from possible marketing a future diagnostic product and could have a material adverse impact on the Company’s business. The Company is currently in discussion with Innogenetics concerning some form of a potential business relationship.

Note 9 - Segments

The Company operates in one business segment, biopharmaceutical product research and development, primarily in the fields of Alzheimer’s disease and tissue oxygenation. Prior to the Merger, the Company operated in one geographic segment, the Midwest region of the United States. Subsequent to the Merger, the Company also operated in France through the first quarter of 2004. A summary of operations for 2005 and 2004 by geographic segment is set forth below.

Operating Loss:	2005	2004
United States	($2,620,641)	($2,607,409)
France	-	(193,117)

Identifiable assets:
United States	$1,937,871	$3,986,254
France	-	-
	$1,937,871	$3,986,254

Note 10 - Authorized Shares

The Company recently discovered that three prior amendments to its certificate of incorporation were approved by written consent of the stockholders. The first amendment, approved in October 2001 and filed in November 2001, increased the Company's authorized common stock from 22.4 million shares to 50 million shares, and the second amendment, approved in June 2003 and filed in September 2003, increased the authorized common stock to 200 million shares. The third amendment to the Company's certificate of incorporation was approved and filed in October 2003 to change the name of the Company to “Applied NeuroSolutions, Inc.” For each of these amendments, the Company filed an information statement and duly mailed it to stockholders 20 days prior to effective date of the stockholders' written consents becoming effective, all in accordance with the Exchange Act and its applicable rules.

In January 2006, in preparation of the proxy statement for the Company’s annual meeting, the Company discovered that the certificate of incorporation of its predecessor entity, Ophidian Pharmaceuticals, Inc., limited stockholders from taking action by written consent. That provision is still in effect for the Company. Consequently, the 2001 and 2003 amendments to the certificate of incorporation, while approved by the Board of Directors and approved by a majority of the then-outstanding shares of common stock in the manner described above, were technically not adopted properly under Delaware law, which in turn calls into question the status of any shares issued after such amendments. Such shares may be deemed issued in excess of the Company's 22,400,000 authorized and outstanding shares of common stock. Because the holders of the Series A preferred stock have informed the Company of their agreement with each other to vote the Series A preferred shares in favor of the Merger Agreement, the Company, based on the advice of the Company’s corporate counsel and Delaware law counsel, will continue to treat the over-issued shares of common stock in the same manner as the remaining outstanding shares of the Company's common stock. Consequently, based on the foregoing, the Company has 94,591,625 shares of the common stock outstanding as of March 31, 2006.

To remedy this technical error, the Company was advised by the Company’s corporate counsel and Delaware law counsel, that the best, most practical, least time-consuming and least expensive approach would be to correct the certificate of incorporation by means of a subsidiary-parent merger approved by the stockholders, with a new “corrected” certificate of incorporation resulting from such merger.

Two other approaches presented to the Company involved the approval of amendments to the Company’s certificate of incorporation to cure the prior amendments that were adopted by stockholder consent. Under the amendment approaches, the Company would have had to secure the vote of a majority of the original 22,400,000 shares of common stock that had been issued under the Company’s certificate of incorporation in effect prior to the both 2001 and 2003 amendments. These approaches would not have required the Company to create and issue the Series A preferred stock but, as described below, were neither feasible nor cost effective.

To obtain the approval of a majority of the original 22,400,000 shares of common stock, the Company would need to have located the current holders of a majority of those original shares (i.e., at least 11,200,001 shares). The Company identified the holders of the original 22,400,000 shares as of October 2001, but many of those holders have since traded their shares in the public market. Consequently, the Company was unable to locate the current holders of the requisite majority of shares.

The alternative approach would be to seek and obtain the approval of a significantly high number of votes from the common stockholders to assure that a majority of the original 22,400,000 shares of common stock has approved the amendment to the certificate of incorporation. In this approach, the Company would need to secure the vote of approximately 83.39 million shares of common stock, or 88.2% of the outstanding shares of common stock. The Company’s Board of Directors concluded that the approval of an amendment in this manner was neither cost effective nor time efficient, and ultimately would not be in the best interests of the stockholders. The Board’s decision was based on a variety of factors, including the cost and time that would be incurred to solicit the large number of beneficial stockholders of the Company’s common stock, the expense of engaging a proxy solicitation firm, the historically low proxy voting rates by non-institutional stockholders and the Company’s need to clear up its capitalization rapidly in order to commence with an urgently-needed capital raising process. Based on the foregoing, the Board of Directors elected to correct the technical errors by means of the subsidiary-parent merger.

To assure that this correction would be made, thereby preserving the status quo for the Company's existing common stockholders, the Company created a new class of “super voting” Series A preferred stock, which is permitted by the “blank check” provisions of the current certificate of incorporation that was approved by the stockholders of the Company's predecessor at an annual meeting held in 1999. To strictly limit the use of this Series A preferred stock, the shares were issued solely to the members of the Company's Audit Committee, in trust for the benefit of the Company's common stockholders. The members of the Audit Committee agreed to vote the shares in favor of the curative merger transaction. This approach would ensure that the Company's certificate of incorporation, after correction, would be exactly as stockholders previously approved it on prior occasions, albeit inadvertently by means of a technically invalid method of written consent. The Company's authorized common stock under Article IV of the amended and restated certificate of incorporation will be 200 million shares. If proposal three is approved by a majority vote of the common stockholders, the authorized common stock under Article IV of the amended and restated certificate of incorporation will be 400 million shares. Following the merger transaction and the correction of the certificate of incorporation to affirm the previous actions of the Company's stockholders, the Company will redeem and cancel the shares of the Series A preferred stock at nominal cost of $100.

The Board of Directors has unanimously approved the Merger Agreement and the approach outlined above.
The Company’s annual meeting is anticipated to be in early June 2006.

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

ITEM 8B. OTHER INFORMATION

Authorized Shares
The Company recently discovered that three prior amendments to its certificate of incorporation were approved by written consent of the stockholders. The first amendment, approved in October 2001 and filed in November 2001, increased the Company's authorized common stock from 22.4 million shares to 50 million shares, and the second amendment, approved in June 2003 and filed in September 2003, increased the authorized common stock to 200 million shares. The third amendment to the Company's certificate of incorporation was approved and filed in October 2003 to change the name of the Company to “Applied NeuroSolutions, Inc.” For each of these amendments, the Company filed an information statement and duly mailed it to stockholders 20 days prior to effective date of the stockholders' written consents becoming effective, all in accordance with the Exchange Act and its applicable rules.

In January 2006, in preparation of the proxy statement for the Company’s annual meeting, the Company discovered that the certificate of incorporation of its predecessor entity, Ophidian Pharmaceuticals, Inc., limited stockholders from taking action by written consent. That provision is still in effect for the Company. Consequently, the 2001 and 2003 amendments to the certificate of incorporation, while approved by the Board of Directors and approved by a majority of the then-outstanding shares of common stock in the manner described above, were technically not adopted properly under Delaware law, which in turn calls into question the status of any shares issued after such amendments. Such shares may be deemed issued in excess of the Company's 22,400,000 authorized and outstanding shares of common stock. Because the holders of the Series A preferred stock have informed the Company of their agreement with each other to vote the Series A preferred shares in favor of the Merger Agreement, the Company, based on the advice of the Company’s corporate counsel and Delaware law counsel, will continue to treat the over-issued shares of common stock in the same manner as the remaining outstanding shares of the Company's common stock. Consequently, based on the foregoing, the Company has 94,591,625 shares of the common stock outstanding as of March 31, 2006.

To remedy this technical error, the Company was advised by the Company’s corporate counsel and Delaware law counsel, that the best, most practical, least time-consuming and least expensive approach would be to correct the certificate of incorporation by means of a subsidiary-parent merger approved by the stockholders, with a new “corrected” certificate of incorporation resulting from such merger.

Two other approaches presented to the Company involved the approval of amendments to the Company’s certificate of incorporation to cure the prior amendments that were adopted by stockholder consent. Under the amendment approaches, the Company would have had to secure the vote of a majority of the original 22,400,000 shares of common stock that had been issued under the Company’s certificate of incorporation in effect prior to the both 2001 and 2003 amendments. These approaches would not have required the Company to create and issue the Series A preferred stock but, as described below, were neither feasible nor cost effective.

To obtain the approval of a majority of the original 22,400,000 shares of common stock, the Company would need to have located the current holders of a majority of those original shares (i.e., at least 11,200,001 shares). The Company identified the holders of the original 22,400,000 shares as of October 2001, but many of those holders have since traded their shares in the public market. Consequently, the Company was unable to locate the current holders of the requisite majority of shares.

The alternative approach would be to seek and obtain the approval of a significantly high number of votes from the common stockholders to assure that a majority of the original 22,400,000 shares of common stock has approved the amendment to the certificate of incorporation. In this approach, the Company would need to secure the vote of approximately 83.39 million shares of common stock, or 88.2% of the outstanding shares of common stock. The Company’s Board of Directors concluded that the approval of an amendment in this manner was neither cost effective nor time efficient, and ultimately would not be in the best interests of the stockholders. The Board’s decision was based on a variety of factors, including the cost and time that would be incurred to solicit the large number of beneficial stockholders of the Company’s common stock, the expense of engaging a proxy solicitation firm, the historically low proxy voting rates by non-institutional stockholders and the Company’s need to clear up its capitalization rapidly in order to commence with an urgently-needed capital raising process. Based on the foregoing, the Board of Directors elected to correct the technical errors by means of the subsidiary-parent merger.

To assure that this correction would be made, thereby preserving the status quo for the Company's existing common stockholders, the Company created a new class of “super voting” Series A preferred stock, which is permitted by the “blank check” provisions of the current certificate of incorporation that was approved by the stockholders of the Company's predecessor at an annual meeting held in 1999. To strictly limit the use of this Series A preferred stock, the shares were issued solely to the members of the Company's Audit Committee, in trust for the benefit of the Company's common stockholders. The members of the Audit Committee agreed to vote the shares in favor of the curative merger transaction. This approach would ensure that the Company's certificate of incorporation, after correction, would be exactly as stockholders previously approved it on prior occasions, albeit inadvertently by means of a technically invalid method of written consent. The Company's authorized common stock under Article IV of the amended and restated certificate of incorporation will be 200 million shares. If proposal three is approved by a majority vote of the common stockholders, the authorized common stock under Article IV of the amended and restated certificate of incorporation will be 400 million shares. Following the merger transaction and the correction of the certificate of incorporation to affirm the previous actions of the Company's stockholders, the Company will redeem and cancel the shares of the Series A preferred stock at nominal cost of $100.

The Board of Directors has unanimously approved the Merger Agreement and the approach outlined above.
The Company’s annual meeting is anticipated to be in early June 2006.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors as of December 31, 2005, and their ages as of March 31, 2006, are as follows:

Name	Age	Position
Bruce N. Barron	51	Chairman of the Board of Directors; Class I Director
John F. DeBernardis, Ph.D	58	President, Chief Executive Officer & Class Director II
David Ellison	44	Chief Financial Officer & Corporate Secretary
Daniel J. Kerkman, Ph.D	54	Vice President, R & D
Jay B. Langner (1)(2)	76	Class II Director
Michael Sorell, M.D. (1) (3)	58	Class III Director
Robert S. Vaters (2)(3)	45	Class III Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation and Stock Option Committee
(3)	Member of Nominating Committee

Bruce N. Barron, has been Chairman of the Board since August 1999, and was Chief Executive Officer of the Company from April 1995 through September 2004. Previously, he had been President of the Company from April 1995 to August 1999. He had also been Chief Financial Officer of the Company from September 1993 on a part-time basis and on a full-time basis from April 1994 to April 1995. He has also been a director of the Company since June 1994. Mr. Barron has been a Class I director since September 10, 2002. Mr. Barron is currently a partner and manager of a private equity/venture capital fund and has been a director of ClaimForce, Inc. since February 2006. From 1989 until June 1994, Mr. Barron was a director and Vice Chairman and Chief Executive Officer of Xtramedics, Inc. and from 1988 to 1989, a Vice President of Finance, in all instances on a part-time basis. Xtramedics was merged into Athena Medical Corp. in June, 1994. From 1985 to August, 1993, Mr. Barron was a director and Vice President of Finance and Chief Financial Officer of Gynex Pharmaceuticals, Inc. in addition to serving in various other capacities, including Vice Chairman from 1988 to 1989, in all instances on a part-time basis. Gynex was acquired by BioTechnology General Corp. (now Savient Pharmaceuticals) in August, 1993. From 1985 to 1992, Mr. Barron also served as a director and part-time executive officer of Pharmatec, Inc. (now Pharmos Corp.) in various capacities including President, Chief Executive Officer, Chief Financial Officer, and Vice President. Mr. Barron was a member of the Board of Directors of Trimedyne, Inc., a publicly-traded manufacturer of lasers for use in various medical applications from 1985 until February, 2001.

John F. DeBernardis, Ph.D., has been President and Chief Executive Officer of the Company since October 2004, and had been the President and Chief Operating Officer from August 1999 until October 2004. Dr. DeBernardis has been a Class II director since September 10, 2002. He joined the Company in August 1993, as Director of Chemistry and Pharmacology, was promoted to Vice President of Discovery, and then promoted to Senior Vice President, Research and Development. He was Secretary of the Company from April 1995 to August 1999, and was appointed a director of the Company in November 1995. Prior to joining the Company, Dr. DeBernardis spent sixteen years at Abbott Laboratories, where he began his career as a research chemist and progressively earned several promotions, ending with his position as the Area Head of Cardiovascular Research within the Pharmaceutical Products Division supervising an 85 person staff. During his tenure, a number of IND candidates were identified. Dr. DeBernardis received his Ph.D. degree from the University of Pittsburgh in 1974 and worked two years as an NIH postdoctoral fellow in the Department of Chemistry at MIT. He is co-author on 70 scientific publications and holds 35 U.S. patents.

David Ellison, CPA, has been Chief Financial Officer of the Company since May 1996 and Corporate Secretary since August 1999. He had been Chief Financial Officer of a long-term care facility specializing in Alzheimer’s care and prior to that he was a senior manager in a Chicago-area public accounting firm.

Daniel J. Kerkman, Ph.D., joined the Company in August 1993 as Group Leader of Chemistry and now serves in his role of Vice President, Research and Development. Prior to joining the Company, Dr. Kerkman spent thirteen years at Abbott Laboratories where he began his career as a research chemist initially in the cardiovascular area followed by several positions within both the immunoscience and neuroscience areas. A series of promotions ended with his position as the Project Leader in Adrenergic research within the Pharmaceutical Products Division supervising a 35 person staff. During his tenure, a number of IND candidates were identified. Dr. Kerkman received his Ph.D. degree from MIT in 1979 and worked one year as a postdoctoral fellow in the Department of Chemistry at MIT. He is co-author on more than 40 scientific publications and holds 16 U.S. patents.

Jay B. Langner, was appointed as a Class II director in July 2005. Since 1985, Mr. Langner has served as the Chairman of the Board of Trustees of Montefiore Medical Center. Located in The Bronx, NY, Montefiore Medical Center is the University Hospital for the Albert Einstein College of Medicine (AECOM) and one of the largest health care systems in the United States. From 1961 to 2003, he served as Chairman and CEO of the Hudson General Corporation, which was sold to Luftansa Airlines in 1999. Mr. Langner began his career in 1954, serving as president of Langner Leasing Corporation.

Michael Sorell, MD, was appointed as a Class III director of the Company in June 2004. Dr. Sorell has been President, CEO and Director of Neurologix, Inc. since September 2004 and has been the Managing Member of MS Capital since 1996. Previous positions have included Associate of Clinical Research at Schering-Plough Corporation from 1983 to 1985; a Biotechnology and Pharmaceuticals Analyst at Morgan Stanley from 1986 to 1992 and an Emerging Growth Strategist at Morgan Stanley from 1994 to 1996; and a Portfolio Manager and Managing Member of MSX Life Sciences from 1992 to 1994. Dr. Sorell also serves as a member of the Board of Directors of SCOLR, Inc., a publicly traded drug delivery company.

Robert S. Vaters, a nominee for director, has served as a Class III director since October 2005. Mr. Vaters is currently a General Partner in Med Opportunity Partners, a New York based private equity firm. Previously, from November 2004 to March 2006, Mr. Vaters was Executive Vice President, Strategy and Corporate Development of Inamed Corporation after serving as Inamed's Chief Financial Officer from August 20, 2002 to November 2004. From September 2001 to August 2002, Mr. Vaters worked on a variety of private merchant banking transactions. He was Executive Vice President and Chief Operating Officer at Arbinet Holdings, Inc., a leading telecom capacity exchange from January 2001 to July 2001. He served as Chief Financial Officer at Arbinet from January 2000 to December 2000. Prior to that he was at Premiere Technologies from July 1996 through January 2000, where he held a number of senior management positions, including Executive Vice President and Chief Financial Officer, Managing Director of the Asia Pacific business based in Sydney, Australia and Chief Financial Officer of Xpedite Systems Inc., formerly an independent public company that was purchased by Premiere. Additional experience includes Senior Vice President, Treasurer of Young and Rubicam Inc., a global communications firm with operations in 64 countries. From 1995 to 1998, Mr. Vaters was also an independent board member and chairman of the audit committee of Rockford Industries, a public company providing healthcare equipment financing.

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

Section 16(a) beneficial reporting compliance

The Company's executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock are required under the Exchange Act to file reports of ownership of Common Stock of the Company with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. The Company believes that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock have been complied with, except for Mr. Robert Vaters and Mr. Jay Langner, each of whom filed his Form 3 late, Preston Tsao (a former director who resigned in July 2005), who filed a Form 4 late in March 2005, and Dr. Michael Sorell, who filed a Form 4 late in April 2005.

Committees

In November 2005, the Board of Directors appointed Jay B. Langner and Dr. Michael Sorell to the Audit Committee. The Audit Committee reviews the scope and results of the Company's financial statements conducted by the Company's independent auditors. The Committee also reviews the scope of other services provided by the Company's independent auditors, proposed changes in the Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to its internal accounting, and auditing and financial controls. The Committee makes recommendations to the Board of Directors on the engagement of the independent auditors, as well as other matters which may come before it or as directed by the Board of Directors. Our Board of Directors has determined that Mr. Langner is an “audit committee financial expert” within the applicable definition of the Securities and Exchange Commission. Each of Mr. Langner and Dr. Sorell qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

In November 2005, the Board of Directors appointed Robert S. Vaters and Jay B. Langner to the Compensation Committee. The Compensation Committee makes decisions concerning matters of executive compensation; administers the Company's executive incentive plans; reviews compensation plans, programs and policies; and monitors the performance and compensation of executive officers. The goal of our Board of Directors executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining senior management. Each of Mr. Vaters and Mr. Langner qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

In November 2005, the Board of Directors appointed Dr. Michael Sorell and Robert S. Vaters to the Nominating Committee. The Nominating Committee participates in identifying qualified individuals to become directors and determining the composition of the Board and its committees. Each of Dr. Sorell and Mr. Vaters qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

Code of Ethics

Effective June 1, 2005, we have adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer and chief financial officer, and any person performing similar functions) and employees. We have made our Code of Ethics available by filing it as Exhibit 14 with our 2005 Annual Report on Form 10-KSB.

ITEM 10.	EXECUTIVE COMPENSATION

Executive compensation

The following table sets forth all compensation awarded to, earned by, or paid for services in all capacities during 2005, 2004 and 2003 by our Chief Executive Officer, President and Chief Operating Officer, Vice-President of R & D, and Chief Financial Officer.

		Annual	Compensation		Long Term	Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Bruce N. Barron CEO (1)	2005 2004 2003	N/A $249,767 $228,600	N/A $0 $0	N/A $0 $0	N/A 0 0	N/A 0 1,700,000	N/A $0 $0
John F. DeBernardis Pres. & CEO (2)	2005 2004 2003	$292,500 $244,600 $217,600	$0 $0 $0	$0 $0 $0	0 0 0	1,039,241(3) 0 1,500,000	$0 $0 $0
Daniel Kerkman V.P. of R & D	2005 2004 2003	$195,750 $191,509 $151,600	$0 $0 $0	$0 $0 $0	0 0 0	735,045(3) 0 400,000	$0 $0 $0
David Ellison CFO	2005 2004 2003	$180,750 $135,600 $103,600	$0 $0 $0	$0 $0 $0	0 0 0	778,279(3) 0 500,000	$0 $0 $0

(1) Mr. Barron was CEO of the Company through September 2004. Mr. Barron was paid $48,000 as compensation for consulting services rendered to the Company in 2005. He also received a grant of 200,000 options for his services as a director of the Company.
(2) Dr. DeBernardis has been President and CEO of the Company since October 2004. He was previously President and COO.
(3) Stock options granted in 2005 are subject to shareholder approval of an increase in the stock option plan.

The following tables summarize (i) the options granted in 2005 to the executive officers named in the Summary Compensation Table above, (ii) the potential value of these options at the end of the option term assuming certain levels of appreciation of our common stock, (iii) the number of shares acquired by such named executive officers upon the exercise of options in 2005 and the value realized thereon, and (iv) the number and value of all options held by such executive officers at the end of fiscal 2005

OPTION/SAR GRANTS IN 2005

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year(%)	Base Price ($/Share)	Exercise or Expiration Date	5% ($)	10% ($)
John F. DeBernardis	1,039,241	23.9%	$0.285	4/25/15	$14,809	$29,618
Daniel Kerkman	735,045	16.9%	$0.285	4/25/15	$10,474	$20,949
David Ellison	778,279	17.9%	$0.285	4/25/15	$11,090	$22,181
_____________

(1) The Company did not grant any stock appreciation rights (SARs) in 2005.

(2) The dollar amounts under these columns are the result of calculations at the 5% and 10% compounded annual appreciation rates prescribed by the SEC and, therefore, are not intended to forecast possible future price appreciation, if any, of our common stock.

AGGREGATED OPTION EXERCISES IN 2005
AND FISCAL YEAR END STOCK OPTION VALUES

Name	Number of Shares Acquired Upon Exercise __(#)__	Value Realized ___($)__	Number of Securities Underlying Unexercised Options At Year End(#)		Value of Unexercised In-the-Money Options($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John F. DeBernardis, Ph. D.	0	0	2,394,483	1,154,430	$419,877	$114,119
Daniel Kerkman, Ph.D.	0	0	926,010	651,284	$151,134	$49,321
David Ellison	0	0	868,584	708,710	$138,764	$55,584
_____________

(1)	Based on the closing price for our common stock on December 31, 2005 of $0.34 per share.

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

Compensation of directors

Directors receive annual option grants as compensation for their service as members of the board of directors. Directors are reimbursed for reasonable out-of-pocket expenses incurred in the performance of their duties and the attendance of board meetings and any meeting of stockholders. Mr. Barron received $48,000 in 2005 to compensate him for his time spent advising the Company on various matters.

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

On September 13, 2005, our Board of Directors approved an increase in the number of options in the plan from 12,000,000 to 20,000,000. Stockholder approval has not yet been obtained.

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

As of December 31, 2005, 14,384,772 options were outstanding (9,856,670 were fully vested and exercisable) at prices ranging from $0.15 to $5.30 per share. In 2005, our compensation committee approved 4,345,136 stock options to employees, directors and consultants. The stock options granted in 2005 increased the total outstanding stock options to 14,384,772. This is in excess of the 12,000,000 options allowed under the current stock option plan. In September 2005, the Board of Directors approved an increase in the options to be issued under the plan to 20,000,000. The Company will be seeking shareholder approval for an increase in the maximum allowable options under the plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our securities as of March 24, 2006, by (a) each person known by the Company to be the beneficial owner of more than 5% of any class of the Company’s securities, (b) the Company’s directors, (c) the Company’s executive officers, and (d) all directors and executive officers as a group. Except as listed below, the address of all owners listed is c/o Applied NeuroSolutions, Inc., 50 Lakeview Parkway, Suite 111, Vernon Hills, Illinois 60061. As of March 31, 2006, a total of 94,591,625 shares of the Company’s common stock was outstanding.
Name of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class (1)

Bruce N. Barron (3)	3,269,066(5)	3.4%
John F. DeBernardis, Ph.D. (2)	2,585,790(6)	2.7%
Jay B. Langner (3)	450,000(7)	*
Robert S. Vaters (3)	100,000(8)	*
Michael Sorell, MD (3)	87,500(9)	*
Daniel J. Kerkman, Ph.D. (4)	998,687(10)	1.0%
David Ellison (4)	1,074,122(11)	1.1%
Special Situations Private Equity Fund, LP 527 Madison Avenue, Suite 2600 New York, NY 10022	9,325,000(12)	9.3%
Richard Stone	4,656,439(13)	4.8%
Benjamin Family Trusts	7,464,762(14)	7.9%
MicroCapital LLC 623 Fifth Avenue, Suite 2502 New York, NY 10022	4,995,700(15)	5.1%
All Directors and Officers as a group (7 persons)	8,565,165(16)	8.7%

* Indicates ownership of less than 1.0%

(1) Based on 94,591,625 shares of common stock outstanding as of March 24, 2006, plus each person’s currently exercisable warrants and/or options.

(2) Director and officer.

(3) Director.

(4) Officer.

(5)  Consists of 877,403 shares of common stock and 2,391,663 shares of common stock issuable upon the exercise of currently exercisable stock options.

(6)  Consists of 353,050 shares of common stock and 2,232,740 shares of common stock issuable upon the exercise of currently exercisable stock options.

(7)  Consists of 350,000 shares of common stock, and 100,000 shares of common stock issuable upon the exercise of currently exercisable stock options.

(8) Consists of 100,000 shares of common stock issuable upon the exercise of currently exercisable stock options.

(9) Consists of 87,500 shares of common stock issuable upon the exercise of currently exercisable stock options.

(10)  Consists of 175,785 shares of common stock and 822,902 shares of common stock issuable upon the exercise of currently exercisable stock options.

(11)  Consists of 205,537 shares of common stock and 868,585 shares of common stock issuable upon the exercise of currently exercisable stock options.

(12) Consists of 3,325,000 shares of common stock and 6,000,000 shares of common stock issuable upon the exercise of currently exercisable warrants. MG Advisors, L.L.C. (“MG”) is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P., (“Private Equity Fund”). Austin W. Marxe and David M. Greenhouse are the principal owners of MG and are principally responsible for the selection, acquisition and disposition of the portfolio securities by MG on behalf of the Private Equity Fund.

(13) Consists of 2,558,476 shares of common stock, 533,206 shares of common stock issuable upon the exercise of currently exercisable stock options and 1,564,757 shares of common stock issuable upon the exercise of currently exercisable warrants.

(14) Consists of 4,526,944 shares of common stock and 2,937,818 shares of common stock issuable upon the exercise of currently exercisable warrants held by various family trusts. The trustees of these various family trusts are U.S. Trust Company of New York, 114 W. 47th St, 8th Floor, New York, NY 10036 with respect to family trusts holding 6,762,060 shares of common stock (including shares of common stock issuable upon the exercise of warrants) and Stuart M. Benjamin, 4302 Peachway Drive, Durham, NC 27705 with respect to family trusts holding 702,702 shares of common stock (including shares of common stock issuable upon the exercise of warrants).

(15) Consists of 1,392,757 shares of common stock and 2,000,000 shares of common stock issuable upon the exercise of warrants held by MicroCapital Fund LP, 602,943 shares of common stock and 1,000,000 shares of common stock issuable upon the exercise of warrants held by MicroCapital Fund Ltd. MicroCapital LLC is a registered investment adviser for MicroCapital Fund LP, MicroCapital Fund Ltd. and Price Trust UTA Dated 10/5/84. Ian P. Ellis controls MicroCapital LLC by virtue of being its Managing Member and a majority owner

(16) Consists of 1,961,775 shares of common stock, and 6,603,390 shares of common stock issuable upon the exercise of currently exercisable stock options.

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

In 2003, Richard Stone, one of our directors until September 2004, invested $100,000 in our convertible bridge debt, which earned interest at rate of 6% per annum. Mr. Stone’s investment, including accrued interest, was converted, at rate of $0.25 per unit of one share and 1.1 warrant, to 413,819 shares of common stock and 455,201 warrants to purchase shares of common stock at an exercise price of $0.30 per share in the debt conversion in conjunction with the February 2004 private placement. The conversion rate was the same offered to all holders of the bridge debt.

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

The following consolidated financial statements of Applied NeuroSolutions, Inc. and Report of Virchow Krause & Company, LLP, Independent Registered Public Accounting Firm, are included in this report:
•	Report of Virchow Krause & Company, LLP, Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2005 and 2004
•	Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 and for the period from March 14, 1992 (inception) to December 31, 2005
•	Consolidated Statements of Stockholders’ Equity/(Deficit) for the years ended December 31, 2005 and 2004 and for the period from March 14, 1992 (inception) to December 31, 2005
•	Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 and for the period from March 14, 1992 (inception) to December 31, 2005
•	Notes to Consolidated Financial Statements for the years ended December 31, 2005 and 2004 and for the period from March 14, 1992 (inception) to December 31, 2005

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

Number	Description
3.1	Certificate of Incorporation, filed as Exhibit C to the Company Proxy Statement on Schedule 14A filed on February 23, 1999 (the "Proxy Statement"), and hereby incorporated by reference.
3.1.1	Certificate of Amendment of Certificate of Incorporation, filed as Exhibit A to the Company's Proxy Statement on Schedule 14A, filed on June 29, 1999, and hereby incorporated by reference.
3.1.2

Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.1.2 to the Company’s Registration Statement on Form SB-2 SEC File Number 333-84412, filed on March 15, 2002 (the “March 2002 Registration Statement”) and hereby incorporated by reference.

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

10.3
License and Collaborative Research Agreement, dated October 1, 1992 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine, including Amendment Agreement dated July 1, 1993 filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed on March 31, 2003 (the “2002 10-KSB”), and hereby incorporated by reference.

10.4
License and Collaborative Research Agreement, dated February 1, 1994 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine filed as Exhibit 10.4 to the Company’s 2002 10-KSB, and hereby incorporated by reference.

10.5
Amendment Agreement, dated March 24, 2002 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine filed as Exhibit 10.5 to the Company’s 2002 10-KSB, and hereby incorporated by reference.

10.6
Second Amendment Agreement, dated September 21, 2002 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine filed as Exhibit 10.6 to the Company’s 2002 10-KSB, and hereby incorporated by reference.

10.7	Consulting Agreements with Dr. Peter Davies, dated October 13, 1992, October 13, 1992, and January 31, 1994 filed as Exhibit 10.7 to the Company’s 2002 10-KSB, and hereby incorporated by reference.
10.8
Lease Agreement, dated November 22, 1996, along with First Amendment to Lease, dated May 2, 1997, and Lease Extension, dated March 18, 2002 between Molecular Geriatrics Corporation and Arthur J. Rogers & Co filed as Exhibit 10.10 to the Company’s 2002 10-KSB, and hereby incorporated by reference.

10.9
Consulting Agreement with Prism Ventures LLC, dated September 10, 2002 filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed on March 19, 2004 (the “2003 10-KSB”), and hereby incorporated by reference.

10.10	Consulting Agreement with Equity Communications, LLC, dated June 20, 2003, along with amendment dated December 15, 2003, and hereby incorporated by reference.
10.11	Employment Agreement, dated November 1, 2004, between Applied NeuroSolutions, Inc. and John F. DeBernardis, and hereby incorporated by reference.
10.12	Employment Agreement, dated November 1, 2004, between Applied NeuroSolutions, Inc. and Daniel J. Kerkman, and hereby incorporated by reference.
10.13	Employment Agreement, dated November 1, 2004, between Applied NeuroSolutions, Inc. and David Ellison, and hereby incorporated by reference.
10.14	License Agreement, dated December 13, 2004, between Applied NeuroSolutions, Inc. and bioMérieux, SA, and hereby incorporated by reference.
10.15
Amendment “A”, dated December 30, 2003, to Consulting Agreement with Equity Communications, LLC, dated June 20, 2003 filed as Exhibit 10.11 to the Company’s 2003 10-KSB and hereby incorporated by reference.

10.16
Purchase Agreement, dated as of January 28, 2004, by and between the Company and Special Situations Private Equity Fund L.P., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, SEC File No. 001-13835, filed on February 13, 2004 (“February 2004 8-K”), and hereby incorporated by reference.

10.17	Form of Unit Purchase Agreement, filed as Exhibit 4.2 to the February 2004 8-K, and hereby incorporated by reference.
10.18	Bridge Loan Holder Consent, filed as Exhibit 4.3 to the February 2004 8-K, and hereby incorporated by reference.
10.19	Form of Registration rights Agreement, filed as Exhibit 4.4 to the Company's February 2004 8-K, and hereby incorporated by reference.
10.20	Form of Warrant, filed as Exhibit 4.5 to the Company's February 2004 8-K, and hereby incorporated by reference.
10.21	Placement Agent Warrant, filed as Exhibit 4.6 to the Company's February 2004 8-K, and hereby incorporated by reference.
14	Code of Ethics*
16.1
Letter from KPMG to the SEC dated October 25, 2004, filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K, dated October 25, 2004, filed on October 25, 2004 and hereby incorporated by reference.

16.2
Letter from KPMG to the SEC dated November 5, 2004, filed as Exhibit 16.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A, dated October 25, 2004, filed on November 5, 2004 and hereby incorporated by reference.

21	Subsidiaries of the Company. *
23.1	Consent of Virchow, Krause & Company, LLP.*

* Exhibit filed herewith.

(b) Reports on Form 8-K filed by the Company during the last quarter covered by this Report.

A report on Form 8-K was filed in October 2005 concerning the appointment of a Robert S. Vaters as a director.

A report on Form 8-K was filed in December 2005 concerning the signing of a renewal of consulting agreements with Dr. Peter Davies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Virchow, Krause & Company, LLP (2005 and 2004) and KPMG LLP (2005 and 2004) for professional services rendered for the fiscal years ended December 31, 2005 and 2004:

	Fiscal 2005	Fiscal 2004
Fee Category	Fees	Fees
Audit Fees	$71,980	$54,519
Audit Related Fees	8,350	22,000
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$80,330	$76,519

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by Virchow, Krause & Company, LLP (and were previously provided by KPMG LLP) in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax, and other services performed by our independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted service, provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting. All of the services performed by our independent registered public accounting firm during 2005 and 2004 were pre-approved by the Audit Committee.

EXHIBIT 21

SUBSIDIARIES OF APPLIED NEUROSOLUTIONS, INC.

None. During 2004, we dissolved our two subsidiaries, Molecular Geriatrics Corporation and Hemoxymed Europe, SAS and their assets were transferred to us.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NEUROSOLUTIONS, INC.

Dated: April 24, 2006
By: /s/ DAVID ELLISON
Chief Financial Officer
(Principal Financial
and Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

April 24, 2006                  By: /s/ John F. DeBernardis
John F. DeBernardis
President, Chief Executive Officer
& Director
(Principal Executive Officer)

April 24, 2006                    By: /s/ David Ellison
                           David Ellison
  Chief Financial Officer
  (Principal Financial and
  Accounting Officer)

April 24, 2006                    By: /s/ Bruce N. Barron
   Bruce N. Barron
   Chairman & Director

April 24, 2006                       By: /s/ Michael Sorell
 Michael Sorell
 Director

April 24, 2006                       By: /s/ Jay B. Langner
   Jay B. Langner
   Director

April 24, 2006                    By: /s/ Robert S. Vaters
   Robert S. Vaters
   Director