Form 10QSB
period 2006-03-31
APPLIED NEUROSOLUTIONS INC
filed 2006-05-11
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarterly period ended March 31, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

Commission File Number 001-13835

APPLIED NEUROSOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	39-1661164
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, $0.0025 par value 94,591,625 shares outstanding as of May 11, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
(unaudited)	(unaudited)
Assets
Current assets:
Cash	$956,445	$1,663,740
Accounts receivable	40,000	46,580
Prepaids and other current assets	169,715	150,848
Total current assets	1,166,160	1,861,168
Property and equipment:
Equipment and leaseholds	2,160,741	2,160,741
Accumulated depreciation and amortization	(2,106,851)	(2,099,531)
Net property and equipment	53,890	61,210
Other assets:
Deposits	15,072	15,493
Total other assets	15,072	15,493
Total assets	$1,235,122	$1,937,871
Liabilities and Stockholders’ Equity / (Deficit)
Current liabilities:
Accounts payable	$135,249	$103,447
Capital lease payable, current portion	-	1,211
Deferred research agreement revenues	100,000	94,200
Accrued consultant fees	14,100	18,900
Accrued vacation wages	68,684	65,311
Other accrued expenses	82,705	37,829
Total current liabilities	400,738	320,898
Stockholders' equity / (deficit) (See Note 6):
Preferred stock, $0.0025 par value; none issued and outstanding	-	-
Common stock, $0.0025 par value; 94,614,919 and 91,036,846 issued shares; 94,591,625 and 91,013,552 outstanding shares	236,479	236,244
Treasury stock, 23,294 shares held in treasury	(10,614)	(10,614)
Additional paid-in capital	42,691,870	42,604,668
Deficit accumulated during the development stage	(42,083,351)	(41,213,325)
Total stockholders' equity / (deficit)	834,384	1,616,973
Total liabilities and stockholders' equity / (deficit)	$1,235,122	$1,937,871

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Period from March 14, 1992 (inception) to
	2006	2005	March 31, 2006

Research agreement revenues	$53,600	$180,000	$1,286,600
Grant revenues	-	-	669,022
Total revenues	53,600	180,000	1,955,622
Operating expenses:
Research and development	556,657	304,711	27,818,636
General and administrative	375,742	167,665	12,604,704
Loss on impairment of intangible assets	-	-	411,016
Loss on writedown of leasehold improvements	-	-	1,406,057
Total operating expenses	932,399	472,376	42,240,413

Operating loss	(878,799)	(292,376)	(40,284,791)

Other (income) expense:
Interest expense	33	212	485,478
Interest income	(8,806)	(11,957)	(805,012)
Amortization of debt discount	-	-	272,837
Beneficial conversion of debt to equity	-	-	274,072
Inducement to convert debt to equity	-	-	1,631,107
Cost of fund raising activities	-	-	62,582
Loss on extinguishments of debt	-	-	4,707,939
Gain on derivative instrument, net	-	-	(4,894,163)
Net other (income) expense	-	-	63,720
Total other (income) expense	(8,773)	(11,745)	1,798,560

Net loss	(870,026)	(280,631)	(42,083,351)
Less: Fair value of induced preferred stock Conversion	-	-	(1,866,620)
Net loss attributable to common Shareholders	($870,026)	($280,631)	($43,949,971)
Basic and diluted loss per common share:
Net loss attributable to common shareholders per share - basic	($0.01)	($0.00)	($1.81)
Net loss attributable to common shareholders per share - diluted	($0.01)	($0.00)	($1.81)
Weighted average shares - basic	94,591,625	90,996,020	24,284,103
Weighted average shares - diluted	94,591,625	90,996,020	24,284,103

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Period from March 14, 1992 (inception) to
	2006	2005	March 31, 2006
Cash flows from operating activities
Net loss	($870,026)	($280,631)	($42,083,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,320	6,750	2,591,944
Non-cash expense for equity compensation	73,331	-	2,452,572
Non-cash (income) expense for equity compensation to employees and directors	-	(219,953)	1,129,381
Non-cash interest expense	-	-	105,046
Amortization of deferred financing costs	-	-	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non-cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishments of debt	-	-	4,707,939
Non-cash income for gain on derivative instrument	-	-	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold improvements	-	-	1,406,057
Loss on impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	-	62,582
Changes in assets and liabilities:
Accounts receivable	6,580	273,550	163,290
Prepaids and other assets	(18,446)	(87,313)	(170,069)
Accounts payable	31,802	4,798	231,853
Deferred research agreement revenues	5,800	(100,000)	100,000
Accrued wages	-	-	-
Accrued collaborator payments	-	-	-
Accrued consultant fees	(4,800)	(4,000)	39,100
Accrued vacation wages	3,373	3,573	68,684
Other accrued expenses	44,876	(43,223)	234,855
Net cash used in operating activities	(720,190)	(446,449)	(31,098,523)

Cash flows from investing activities
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	-	(23,022)	(4,037,754)
Net cash used in investing activities	-	(23,022)	(4,377,583)

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Period from March 14, 1992 (inception) to
	2006	2005	March 31, 2006
Cash flows from financing activities
Proceeds from issuance of preferred stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	-	-	18,971,031
Proceeds from exercise of warrants and options	14,106	27	691,240
Deferred financing costs incurred	-	-	(111,000)
Advances from (repayments to) director and shareholders	-	-	120,000
Principal payments under capital lease	(1,211)	(1,032)	(11,766)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement Penalties	-	-	(84,000)
Payments to repurchase common stock	-	-	(10,614)
Payments received for employee stock purchase notes receivable	-	-	235,610
Net cash provided by (used in) financing activities	12,895	(1,005)	36,432,551

Net decrease in cash	(707,295)	(470,476)	956,445

Cash at beginning of period	1,663,740	3,565,590	-
Cash at end of period	$956,445	$3,095,114	$956,445

Supplemental cash flow information
Cash paid for interest	$33	$212	$42,090

Supplemental disclosure of non-cash investing and financing Activities
Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired for accounts payable	$-	$31,649	$31,649
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$-	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$-	$136,188

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

The consolidated financial statements include the accounts of APNS and its wholly-owned subsidiaries prior to the Company dissolving its subsidiaries in 2004. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements of APNS contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

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

The Company has experienced losses since inception in addition to incurring cash outflows from operating activities for the last two years as well as since inception. The Company expects to incur substantial additional research and development costs and future losses prior to reaching profitability. These matters have raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations. In the opinion of management, the Company anticipates its’ cash balances as of March 31, 2006, coupled with anticipated funds to be received from operations, will be adequate to fund operations through August 31, 2006. The Company will need additional funding prior to August 2006 to cover operations, and to fund the majority of the remaining clinical costs for the CSF-based diagnostic as well as clinical costs of any additional products in development, and to expand its’ therapeutic program. If additional funding is not obtained, the Company will not be able to fund clinical costs of any programs, and the Company will have to minimize or eliminate its therapeutic program, and possibly discontinue all our product development and/or our operations. We are currently evaluating our options to maximize the value of our diagnostic technology, including evaluating out-licensing opportunities. The Company intends to seek such additional funding through private and/or public financing or through collaborative or other arrangements with corporate partners, however, there is no assurance that additional funding will be available for the Company to finance its operations on acceptable terms, or at all. This would have a material adverse effect on the Company’s operations and its’ prospects. The Company is currently evaluating all areas of its’ operations to eliminate, reduce and / or defer costs to allow its’ current cash balances to last longer.

NOTE 3.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123R on January 1, 2006, the net loss and net loss per share for the three months ended March 31, 2006, were $95,231 and $0.00 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

    The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the three months ended March 31, 2005:

Unaudited
Net loss, as reported	($280,631)
Deduct total stock-based employee and director compensation expense determined under fair value based method for all awards, net of tax	(247,790)
Net loss, pro forma	($528,421)
Basic net loss per common share:
Basic, as reported	($0.00)
Basic, pro forma	($0.01)
Diluted, as reported	($0.00)
Diluted, pro forma	($0.01)

No options were granted in the three months ended March 31, 2006 and 2005. In January 2006, 94,041 options were exercised at an average exercise price of $0.15, and 676,674 options with exercise prices ranging from $0.15 to $5.30 expired, unexercised. As of March 31, 2006, 13,614,057 options were outstanding.  As of March 31, 2006, there was approximately $283,000 of total unrecognized non-cash compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 1.4 years.

The weighted average estimated fair value of the options granted in 2005 was $0.17 based on the Black-Scholes valuation model using the following assumptions:
                            2005
            Risk-free interest rate                    3.73%
            Dividend yield                        0.00%
            Expected volatility                       75.00%
            Expected life in years, average           4

The Company calculates expected volatility for stock options using historical volatility.  The starting point for the historical period used is September 2002, the timing of the Merger (see Note 1).  The Company currently estimates the forfeiture rate for stock options to be minimal.

Stock options granted in 2005, net of the stock options that expired unexercised in January 2006, increased the total outstanding stock options to 13,708,098. This is in excess of the 12,000,000 options allowed under the current stock option plan. The Company will be seeking shareholder approval for an increase in the maximum allowable options under the plan from 12,000,000 to 20,000,000.  If this increase is approved, the Company would have 6,291,902 options available for grant as of March 31, 2006.

NOTE 4.	NET LOSS PER SHARE

Net loss attributable to common shareholder per share is computed based upon the weighted average number of common shares outstanding during the period.

For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants and convertible investor bridge loans excluded from the computation because their effect is antidilutive. The Company had 13,614,057 stock options and 49,164,642 warrants outstanding to issue common stock at March 31, 2006. The Company had 10,039,636 stock options and 52,676,258 warrants outstanding to issue common stock at March 31, 2005.

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

The Company has consulting agreements with its founding scientist at AECOM, which have terms through November 2008, but in some instances, may be terminated at an earlier date by the Company.

Future minimum payments, as of March 31, 2006, under the above agreements are as follows:

Year ending December 31,	Collaborations	Consulting

2006-remainder of year	$250,000	$81,000
2007	475,000	108,000
2008	500,000	99,000
Total	$1,225,000	$288,000

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

To assure that this correction would be made, thereby preserving the status quo for the Company's existing common stockholders, the Company created a new class of “super voting” Series A preferred stock, which is permitted by the “blank check” provisions of the current certificate of incorporation that was approved by the stockholders of the Company's predecessor at an annual meeting held in 1999. To strictly limit the use of this Series A preferred stock, the shares were issued solely to the members of the Company's Audit Committee, in trust for the benefit of the Company's common stockholders. The members of the Audit Committee agreed to vote the shares in favor of the curative merger transaction. This approach would ensure that the Company's certificate of incorporation, after correction, would be exactly as stockholders previously approved it on prior occasions, albeit inadvertently by means of a technically invalid method of written consent. The Company's authorized common stock under Article IV of the amended and restated certificate of incorporation will be 200 million shares. If proposal three is approved by a majority vote of the common stockholders, the authorized common stock under Article IV of the amended and restated certificate of incorporation will be 400 million shares. Following the merger transaction and the correction of the certificate of incorporation to affirm the previous actions of the Company's stockholders, the Company will redeem and cancel the shares of the Series A preferred stock at nominal cost of $250.

    The Board of Directors has unanimously approved the Merger Agreement and the approach outlined above. The Company’s annual meeting is anticipated to be in June 2006.

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

•
AD Therapeutic Compound Screening Assay - We are also involved in the discovery and development of novel therapeutic targets for treatment of Alzheimer’s disease based upon a unique theory developed by Peter Davies, Ph.D., our founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at Albert Einstein College of Medicine (“AECOM”). As a result of Dr. Davies’ research, we are involved in the discovery and development of a unique therapeutic target that may represent a common intracellular phosphorylation pathway leading to the development of abnormal, destructive brain structures characteristic of AD. This would target a component of the biological pathway that leads to the development of the two principal AD pathologies, neurofibrillary tangles and amyloid plaques. A patent application was filed in 2005 covering Dr. Davies developments. More importantly, assay development may allow high-throughput testing of compounds that inhibit this disease-causing pathway leading potentially to the discovery of the first drugs to stop the progression of Alzheimer's disease. Initial results using this screening assay have identified active compounds that are the subject of further development.

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

We have had a limited operating history characterized by operating losses, and expect to generate operating losses for the foreseeable future. As of March 31, 2006, our accumulated deficit was approximately $42.1 million. We anticipate that we will continue to incur significant losses until successful commercialization of our technology generates sufficient net revenues to cover all of the costs of our operation.

We will need additional funding prior to August 2006 to cover operations, and to fund the majority of the remaining clinical costs for the CSF-based diagnostic as well as clinical costs of any additional products in development, and to expand our therapeutic program. If additional funding is not obtained, we will not be able to fund clinical costs of any programs, and we will have to minimize or eliminate our therapeutic program, and possibly discontinue all our product development and/or our operations. We are currently evaluating our options to maximize the value of our diagnostic technology, including evaluating out-licensing opportunities. We intend to seek such additional funding through private and/or public financing or through collaborative or other arrangements with corporate partners, however, there is no assurance that additional funding will be available for us to finance our operations on acceptable terms, or at all. We are currently evaluating all areas of our operations to eliminate, reduce and / or defer costs to allow our current cash balances to last longer.

Our “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. We have identified the following as our critical accounting policies: revenue recognition, research and development, equity compensation, net deferred tax asset valuation allowance, and accounting for derivative financial instruments. For a discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

REVENUES

Research agreement revenues for the three-month period ended March 31, 2006 decreased 70% or $126,400 from $180,000 for the three-month period ended March 31, 2005 to $53,600 for the three-month period ended March 31, 2006. One contract research agreement was completed in each three-month period, however, the completed agreement in 2005 was a larger agreement.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the three-month period ended March 31, 2006 increased 83% or $251,946 from $304,711 for the three-month period ended March 31, 2005 to $556,657 for the three-month period ended March 31, 2006. Below is a summary of our research and development expenses:

	For the three months ended March 31,		Increase
Expense	2006	2005	(Decrease)
Compensation, taxes and benefits	$226,270	$215,604	$10,666
Research funding and consulting	249,622	156,016	93,606
Variable accounting for stock options	-	(98,473)	98,473
Other equity related expense	38,370	-	38,370
Other research and development expenses, net of reimbursements	42,395	31,564	10,831
Total Research and development Expenses	$556,657	$304,711	$251,946

This increase was primarily due to costs associated with variable accounting for stock options and other equity transactions. Prior to January 1, 2006, we had certain equity instruments that met the criteria of variable accounting whereby additional compensation expense was recognized if the share price of our common stock increased, which may be reversed if the price subsequently declined. Included in research and development expense in 2005 was a reversal of non-cash compensation of $98,473 reflecting a reduction in our stock price.  Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value.  Expense included in 2006 was $38,370.  In addition, we had an increase in research funding and consulting due to an increase of $56,250 in collaborator costs due to the start of our agreement with Nanosphere and increases in our payments to AECOM, and consulting costs related to the continuing work done on getting our CSF based diagnostic AD test closer to commercialization increased by $40,400.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the three-month period ended March 31, 2006 increased 124% or $208,077 from $167,665 for the three-month period ended March 31, 2005 to $375,742 for the three-month period ended March 31, 2006. Below is a summary of our general and administrative expenses:

	For the three months ended March 31,		Increase
Expense	2006	2005	(Decrease	)
Compensation, taxes and benefits	$91,611	$87,429	$4,182
Consulting	87,070	43,251	43,819
Professional fees	99,563	100,861	(1,298)
Rent, telephone and utilities	13,052	12,052	1,000
Variable accounting for stock options	-	(121,480)	121,480
Other equity related expense	34,961	-	34,961
Other general and administrative expenses	49,485	45,552	3,933
Total general and administrative expenses	$375,742	$167,665	$208,077

This increase was primarily due to costs associated with variable accounting for stock options and other equity transactions.  Prior to January 1, 2006, we had certain equity instruments that met the criteria of variable accounting whereby additional compensation expense was recognized if the share price of our common stock increased, which may be reversed if the price subsequently declined. Included in general and administrative expense in 2005 was a reversal of non-cash compensation of $121,480 for variable accounting for stock options reflecting a reduction in our stock price.  Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value.  Expense included in 2006 was $34,961.  Consulting expenses increased due to an additional public relations consultant and a business development consultant in 2006.

OTHER (INCOME) EXPENSE

Interest expense for the three-month periods ended March 31, 2006 and March 31, 2005 was minimal. Interest income for the three-month period ended March 31, 2006 decreased 26% or $3,151 from $11,957 for the three-month period ended March 31, 2005 to $8,806 for the three-month period ended March 31, 2006. This decrease was due to lower average invested balances, which was slightly offset by a higher rate of return.

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

We will need additional funding prior to August 2006 to cover operations, and to fund the majority of the remaining clinical costs for the CSF-based diagnostic as well as clinical costs of any additional products in development, and to expand our therapeutic program. If additional funding is not obtained, we will not be able to fund clinical costs of any programs, and we will have to minimize or eliminate our therapeutic program, and possibly discontinue all our product development and/or our operations.  We are currently evaluating all areas of our operations to eliminate, reduce and/or defer costs to allow our cash balances to last longer.  We are currently evaluating our options to maximize the value of our diagnostic technology, including evaluating out-licensing opportunities.

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

We will need additional funding prior to August 2006 to cover operations, and to fund the majority of the remaining clinical costs for the CSF-based diagnostic as well as clinical costs of any additional products in development, and to expand our therapeutic program. If additional funding is not obtained, we will not be able to fund clinical costs of any programs, and we will have to minimize or eliminate our therapeutic program, and possibly discontinue all our product development and/or our operations. We are currently evaluating our options to maximize the value of our diagnostic technology, including evaluating out-licensing opportunities. We intend to seek such additional funding through private and/or public financing or through collaborative or other arrangements with corporate partners, however, there is no assurance that additional funding will be available for us to finance our operations on acceptable terms, or at all. We are currently evaluating all areas of our operations to eliminate, reduce and/or defer costs to allow our current cash balances to last longer.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, our cash balances were $956,445. Our current operations consist of the continuation of the development of our Alzheimer's disease diagnostic and therapeutic programs. Our current cash inflows are through investor funding, primarily equity investments and conversion of warrants and stock options, and revenues from research agreements. Our current cash outflows are primarily expenditures for research and development activities and management and overhead costs. The total amount of our minimum annual commitments under our license agreements with Albert Einstein College of Medicine (“AECOM”) are $425,000, $475,000 and $500,000 for the years ending December 31, 2006 through 2008, respectively. Our commitment for the remainder of 2006 is $250,000.

We used cash in operating activities of $720,190 for the three months ended March 31, 2006 versus cash used in operating activities of $446,449 for the three months ended March 31, 2005. This increase of $273,741 was primarily due to a $300,000 payment received from bioMérieux in the first quarter of 2005 and higher cash outlays in 2006 for business and regulatory consultants of $84,000.

We did not use any cash in investing activities for the three months ended March 31, 2006 versus cash used in investing activities of $23,022 for the three months ended March 31, 2005. The cash used in 2005 was for equipment purchases.

Net cash provided by financing activities was $12,895 for the three months ended March 31, 2006 versus net cash used in financing activities of $1,005 for the three months ended March 31, 2005. We received $14,106 from the exercise of stock options in January 2006.

Funds as of March 31, 2006 are anticipated to be sufficient to fund operations through August 31,2006. We will need additional funding prior to August 2006 to cover operations, and to fund clinical costs of any additional products in development, and to expand our therapeutic program. If additional funding is not obtained, we will not be able to fund clinical costs of any programs, and will have to minimize or eliminate our therapeutic program, and possibly discontinue all our product development and/or operations. We are currently evaluating our options to maximize the value of our diagnostic technology, including evaluating out-licensing opportunities. In addition, we are currently evaluating all areas of our business to eliminate, reduce and/or defer costs to allow our current cash balances to last longer.

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

    The Board of Directors has unanimously approved the Merger Agreement and the approach outlined above. The Company’s annual meeting is anticipated to be in June 2006.

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

Dated: May 11, 2006
By: /s/ DAVID ELLISON
Chief Financial Officer
(Principal Financial
and Accounting Officer)