Form 10QSB
period 2006-06-30
APPLIED NEUROSOLUTIONS INC
filed 2006-08-10
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarterly period ended June 30, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

Commission File Number 001-13835

APPLIED NEUROSOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	39-1661164
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 94,591,625 shares of common stock, $0.0025 par value, outstanding as of August 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash	$391,330	$1,663,740
Accounts receivable	-	46,580
Prepaids and other current assets	122,845	150,848
Total current assets	514,175	1,861,168
Property and equipment:
Equipment and leaseholds	2,160,741	2,160,741
Accumulated depreciation and amortization	(2,114,171)	(2,099,531)
Net property and equipment	46,570	61,210
Other assets:
Deposits	15,072	15,493
Total other assets	15,072	15,493
Total assets	$575,817	$1,937,871
Liabilities and Stockholders’ Equity / (Deficit)
Current liabilities:
Accounts payable	$177,824	$103,447
Capital lease payable, current portion	-	1,211
Deferred research agreement revenues	-	94,200
Accrued consultant fees	35,800	18,900
Accrued vacation wages	73,972	65,311
Other accrued expenses	48,695	37,829
Total current liabilities	336,291	320,898
Stockholders' equity / (deficit) (See Note 6):
Preferred stock, $0.0025 par value; 5,000,000 authorized shares; none issued and outstanding	-	-
Common stock, $0.0025 par value; 200,000,000 authorized shares; 94,614,919 and 91,036,846 issued shares; 94,591,625 and 91,013,552 outstanding shares	236,479	236,244
Treasury stock, 23,294 shares held in treasury	(10,614)	(10,614)
Additional paid-in capital	43,076,778	42,604,668
Deficit accumulated during the development stage	(43,063,117)	(41,213,325)
Total stockholders' equity / (deficit)	239,526	1,616,973
Total liabilities and stockholders' equity / (deficit)	$575,817	$1,937,871

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended		Six Months Ended		Period from March 14, 1992 (inception) to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Revenues:
Research agreement revenues	$166,100	$-	$219,700	$180,000	$1,452,700
Grant revenues	-	-	-	-	669,022

Total revenues	166,100	-	219,700	180,000	2,121,722

Operating expenses:
Research and development	596,888	571,540	1,153,549	876,251	28,415,524
General and administrative	553,820	471,405	929,558	639,070	13,158,524
Loss on impairment of intangible assets	-	-	-	-	411,016
Loss on writedown of leasehold improvements	-	-	-	-	1,406,057

Total operating expenses	1,150,708	1,042,945	2,083,107	1,515,321	43,391,121

Operating loss	(984,608)	(1,042,945)	(1,863,407)	(1,335,321)	(41,269,399)

Other (income) expense:
Interest expense	-	170	33	382	485,478
Interest income	(4,842)	(13,823)	(13,648)	(25,780)	(809,854)
Amortization of debt discount	-	-	-	-	272,837
Beneficial conversion of debt to equity	-	-	-	-	274,072
Inducement to convert debt to equity	-	-	-	-	1,631,107
Cost of fund raising activities	-	-	-	-	62,582
Loss on extinguishments of debt	-	-	-	-	4,707,939
Gain on derivative instruments, net	-	-	-	-	(4,894,163)
Net other (income) expense	-	-	-	-	63,720
Total other (income) expense	(4,842)	(13,653)	(13,615)	(25,398)	1,793,718

Net loss	(979,766)	(1,029,292)	(1,849,792)	(1,309,923)	(43,063,117)

Less: Fair value of induced stock conversion	-	-	-	-	(1,866,620)

Net loss attributable to common shareholders	$(979,766)	$(1,029,292)	$(1,849,792)	$(1,309,923)	$(44,929,737)

Net loss per share, basic and diluted	($0.01)	($0.01)	($0.02)	($0.01)	($1.76)

Weighted average share outstanding	94,591,625	91,213,874	94,591,625	91,104,947	25,510,397

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Period from March 14, 1992 (inception) to
	2006	2005	June 30, 2006
Cash flows from operating activities
Net loss	($1,849,792)	($1,309,923)	($43,063,117)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,640	13,500	2,599,264
Non-cash expense for equity compensation	-	59,526	2,379,241
Non-cash (income) expense for equity compensation to employees, directors and non-employees	458,238	87,981	1,587,619
Non-cash interest expense	-	-	105,046
Amortization of deferred financing costs	-	-	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non-cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishments of debt	-	-	4,707,939
Non-cash income for gain on derivative instrument	-	-	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold improvements	-	-	1,406,057
Loss on impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	-	62,582
Changes in assets and liabilities:
Accounts receivable	46,580	350,573	203,290
Prepaids and other assets	28,424	(14,822)	(123,199)
Accounts payable	74,377	(2,684)	274,428
Deferred research agreement revenues	(94,200)	(100,000)	-
Accrued wages	-	-	-
Accrued collaborator payments	-	-	-
Accrued consultant fees	16,900	(5,800)	60,800
Accrued vacation wages	8,661	16,063	73,972
Other accrued expenses	10,867	(33,129)	200,846
Net cash used in operating activities	(1,285,305)	(938,715)	(31,663,638)

Cash flows from investing activities
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	-	(87,862)	(4,037,754)
Net cash used in investing activities	-	(87,862)	(4,377,583)

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Period from March 14, 1992 (inception) to
	2006	2005	June 30, 2006
Cash flows from financing activities
Proceeds from issuance of preferred stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	-	468,076	18,971,031
Proceeds from exercise of warrants and options	14,106	-	691,240
Deferred financing costs incurred	-	-	(111,000)
Advances from (repayments to) director and shareholders	-	-	120,000
Principal payments under capital lease	(1,211)	(2,106)	(11,766)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement penalties	-	-	(84,000)
Payments to repurchase common stock	-	-	(10,614)
Payments received for employee stock purchase notes receivable	-	-	235,610
Net cash provided by financing activities	12,895	465,970	36,432,551

Net decrease in cash	(1,272,410)	(560,607)	391,330

Cash at beginning of period	1,663,740	3,565,590	-
Cash at end of period	$391,330	$3,004,983	$391,330

Supplemental cash flow information
Cash paid for interest	$33	$382	$42,090

Supplemental disclosure of non-cash investing and financing Activities
Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired for accounts payable	$-		$$31,649
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$-	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$-	$136,188

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

The Company has experienced losses since inception in addition to incurring cash outflows from operating activities for the last two years as well as since inception. The Company expects to incur substantial additional research and development costs and future losses prior to reaching profitability. These matters have raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations. In the opinion of management, the Company anticipates its cash balances as of June 30, 2006, coupled with bridge loan funding received in July 2006 and anticipated funds to be received from operations, will be adequate to fund operations through January 2007. The Company will need additional funding prior to January 2007 to cover operations, to expand its therapeutic program and to fund the majority of the remaining clinical costs for the CSF-based diagnostic as well as clinical costs of any additional products in development. If additional funding is not obtained, the Company will not be able to fund clinical costs of any programs, and the Company will have to minimize or eliminate its therapeutic program, and possibly discontinue all its product development and/or operations. The Company’s management and Board of Directors are currently evaluating options to maximize the value of the Company’s diagnostic technology, including evaluating out-licensing opportunities. The Company intends to seek additional funding through private and/or public financing or through collaborative or other arrangements with corporate partners, however, there is no assurance that additional funding will be available for the Company to finance its operations on acceptable terms, or at all. This would have a material adverse effect on the Company’s operations and its prospects. The Company is currently evaluating all areas of its operations to eliminate, reduce and/or defer costs to allow its current cash balances to last longer.

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

As a result of adopting SFAS 123R on January 1, 2006, the net loss and net loss per share for the six months ended June 30, 2006, were $480,797 and $0.01 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the six months ended June 30, 2005.

Unaudited
Net loss, as reported	($1,309,923)
Deduct total stock-based employee and director compensation expense determined under fair-value based method for all awards, net of tax	(175,826)
Net loss, pro forma	($1,485,749)
Basic net loss per common share:
Basic, as reported	($0.01)
Basic, pro forma	($0.02)
Diluted, as reported	($0.01)
Diluted, pro forma	($0.02)

In April 2005, 4,045,137 stock options were granted, including 3,845,137 to employees and directors. The weighted average estimated fair value of the options granted in 2005 was $0.17, based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.73%; an expected life of 4 years and volatility of 75%. The stock options granted in April 2005 were not approved by the Company’s shareholders at the Company’s Annual Shareholder Meeting on June 20, 2006 and were cancelled and not reissued. Included in general and administrative expense and research and development expense in the quarter ended June 30, 2006 was a non-cash expense of $80,165 and $117,460, respectively, to record unrecognized compensation cost on these options.

In January 2006, 94,041 options were exercised at an average exercise price of $0.15, and 676,674 options with exercise prices ranging from $0.15 to $5.30 expired, unexercised. In May 2006, 42,796 options with an exercise price of $0.15 expired, unexercised. As of June 30, 2006, 13,826,125 options were outstanding. As of June 30, 2006 there was approximately $276,000 of total unrecognized non-cash compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted-average period of 2.7 years.

On June 20, 2006, at the Company’s Annual Shareholder Meeting, the shareholders voted against increasing the maximum allowable options under the Company’s stock option plan from 12,000,000 to 20,000,000 and authorizing the issuance of all options granted in 2005, thus, the 2005 stock options were cancelled and not reissued.

On June 27, 2006, 4,600,000 options were granted to outside directors of the Company. The weighted average estimated fair value of the options granted in 2006 was $0.09, based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 5.23%; an expected average life of 2 years and volatility of 75%.

The Company calculates expected volatility for stock options using historical volatility. The starting point for the historical period used is September 2002, the timing of the Merger (see Note 1). The Company currently estimates the forfeiture rate for stock options to be minimal.

Stock options granted in 2006, net of the stock options that expired unexercised in January and May 2006, increased the total outstanding stock options to 13,826,125. This is in excess of the 12,000,000 options allowed under the current stock option plan. The Company will be seeking shareholder approval for an increase in the maximum allowable options under the plan from 12,000,000 to 20,000,000. If this increase is approved, the Company would have 6,173,875 options available for grant as of June 30, 2006.

NOTE 4.	NET LOSS PER SHARE

Net loss attributable to common shareholder per share is computed based upon the weighted average number of common shares outstanding during the period.

For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants and convertible investor bridge loans excluded from the computation because their effect is antidilutive. The Company had 13,826,125 stock options and 49,164,642 warrants outstanding to issue common stock at June 30, 2006. The Company had 14,084,773 stock options and 50,121,632 warrants outstanding to issue common stock at June 30, 2005.

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

The Company has consulting agreements with its founding scientist, Dr. Peter Davies, at AECOM, which have terms through November 2008, but in some instances, may be terminated at an earlier date by the Company or by Dr. Davies.

Future minimum payments, as of June 30, 2006, under the above agreements are as follows:

Year ending December 31,	Collaborations	Consulting

2006-remainder of year	$212,500	$54,000
2007	475,000	108,000
2008	500,000	99,000
Total	$1,187,500	$261,000

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

The Company discovered earlier this year that three prior amendments to its certificate of incorporation were approved by written consent of the stockholders. The first amendment, approved in October 2001 and filed in November 2001, increased the Company's authorized common stock from 22.4 million shares to 50 million shares, and the second amendment, approved in June 2003 and filed in September 2003, increased the authorized common stock to 200 million shares. The third amendment to the Company's certificate of incorporation was approved and filed in October 2003 to change the name of the Company to “Applied NeuroSolutions, Inc.” For each of these amendments, the Company filed an information statement and duly mailed it to stockholders 20 days prior to effective date of the stockholders' written consents becoming effective, all in accordance with the Exchange Act and its applicable rules.

In January 2006, in preparation of the proxy statement for the Company’s annual meeting, the Company discovered that the certificate of incorporation of its predecessor entity, Ophidian Pharmaceuticals, Inc., limited stockholders from taking action by written consent. That provision is still in effect for the Company. Consequently, the 2001 and 2003 amendments to the certificate of incorporation, while approved by the Board of Directors and approved by a majority of the then-outstanding shares of common stock in the manner described above, were technically not adopted properly under Delaware law, which in turn calls into question the status of any shares issued after such amendments. Such shares may be deemed issued in excess of the Company's 22,400,000 authorized and outstanding shares of common stock. Because the holders of the Series A preferred stock have informed the Company of their agreement with each other to vote the Series A preferred shares in favor of the Merger Agreement, the Company, based on the advice of the Company’s corporate counsel and Delaware law counsel, continued to treat the over-issued shares of common stock in the same manner as the remaining outstanding shares of the Company's common stock.

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

To assure that this correction would be made, thereby preserving the status quo for the Company's existing common stockholders, the Company created a new class of “super voting” Series A preferred stock, which is permitted by the “blank check” provisions of the current certificate of incorporation that was approved by the stockholders of the Company's predecessor at an annual meeting held in 1999. To strictly limit the use of this Series A preferred stock, the shares were issued solely to the members of the Company's Audit Committee, in trust for the benefit of the Company's common stockholders. The members of the Audit Committee agreed to vote the shares in favor of the curative merger transaction. This approach would ensure that the Company's certificate of incorporation, after correction, would be exactly as stockholders previously approved it on prior occasions, albeit inadvertently by means of a technically invalid method of written consent. The Company's authorized common stock under Article IV of the amended and restated certificate of incorporation will be 200 million shares. Following the merger transaction and the correction of the certificate of incorporation to affirm the previous actions of the Company's stockholders, the Company redeemed and canceled the shares of the Series A preferred stock at a nominal cost of $250.

The Board of Directors unanimously approved the Merger Agreement and the approach outlined above.

The Company’s annual meeting was held on June 20, 2006 and the technical correction of the Company’s authorized shares, as described above, was approved and the Company immediately filed a certificate of merger to effect the technical correction.

NOTE 7. BRIDGE FUNDING

On July 10, 2006, the Company entered into a Note and Warrant Purchase Agreement with private investors pursuant to which the Company sold to the investors 12% senior unsecured notes due January 10, 2007 in the aggregate principal amount of $500,000 (“Bridge Funding”), and five year warrants (the “Warrants”) exercisable to purchase an aggregate of 922,500 shares of the Company’s common stock at an exercise price of $.0025 per share. The Notes are not guaranteed by any third party, are not secured by the Company, will be senior to all of the Company’s indebtedness and are non-transferable. The Warrants are immediately exercisable.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.

OVERVIEW
We are a development stage biopharmaceutical company engaged in developing novel therapeutic targets for the treatment of, and diagnostics for the detection of, Alzheimer's disease. Our principal development programs, and plan of operation for each, are as follows:

•
AD Therapeutic Compound Screening Assay - We are involved in the discovery and development of novel therapeutic targets for treatment of Alzheimer’s disease based upon a unique theory developed by Peter Davies, Ph.D., our founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at Albert Einstein College of Medicine (“AECOM”). As a result of Dr. Davies’ research, we are involved in the discovery and development of a unique therapeutic target that may represent a common intracellular phosphorylation pathway leading to the development of abnormal, destructive brain structures characteristic of AD. This would target a component of the biological pathway that leads to the development of the two principal AD pathologies, neurofibrillary tangles and amyloid plaques. A patent application was filed in 2005 covering Dr. Davies developments. More importantly, assay development may allow high-throughput testing of compounds that inhibit this disease-causing pathway leading potentially to the discovery of the first drugs to stop the progression of Alzheimer's disease. Initial results using this screening assay have identified active compounds that are the subject of further development.

•
CSF-Based Diagnostic -Our lead product is a cerebrospinal fluid (“CSF”) based diagnostic test to detect whether a person has AD. This diagnostic, based upon the detection of a certain AD associated protein found in the cerebrospinal fluid (“CSF”) of AD patients, has achieved an overall sensitivity and specificity in the range of 85% to 95%. This is based on extensive testing differentiating AD patients from patients with other neurological diseases, patients with other relevant forms of dementia and normal controls. In 2005 we submitted our Pre-IDE documents to the FDA and had our Pre-IDE meeting with the FDA. Due to funding constraints, we are not currently pursuing regulatory approval of the CSF based diagnostic test.

•
Serum-Based Diagnostic - We are developing a second-generation, serum-based diagnostic test to detect AD that will be easier to perform and less expensive to use. In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of a second-generation diagnostic test for AD. The potential U.S. market for the serum-based test, which could be utilized as a general screening test for AD, is estimated to be in excess of $1 billion. In addition, we are also looking to meet the need for a biochemical marker to detect AD by detecting, in serum, certain phosphorylated proteins. We are currently in the process of refining the serum-based diagnostic, allowing for a more user-friendly prototype.

•
Transgenic Mice - Through a collaboration between Dr. Davies, and a researcher at Nathan Kline Institute, a transgenic mouse has been developed that models the tau pathology of Alzheimer’s disease. These transgenic mice are the first animal model known to develop paired helical filaments (PHF’s), the building blocks of neurofibrillary tangles, and could be useful in testing the efficacy of therapeutic compounds. We are currently exploring opportunities to license the use of the transgenic mice to pharmaceutical companies. AECOM and an agency of the State of New York that oversees NKI each have a 50% interest in these transgenic mice. Through our licenses with AECOM, we have rights to AECOM’s 50% interest in these transgenic mice. NKI and we plan to offer these mice to researchers and will share in any revenue derived from any license according to each party’s percent of ownership. The terms of our arrangement with NKI with respect to the transgenic mice were finalized in March 2005. NKI and we are currently negotiating a license agreement for a patent, which covers aspects of transgenic mice that could be relevant to our transgenic mouse.

As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

We have had a limited operating history characterized by operating losses, and expect to generate operating losses for the foreseeable future. As of June 30, 2006, our accumulated deficit was approximately $43 million. We anticipate that we will continue to incur significant losses until successful commercialization of our technology generates sufficient net revenues to cover all of the costs of our operation.

We will need additional funding prior to January 2007 to cover operations, and to fund the majority of the remaining clinical costs for the CSF-based diagnostic as well as clinical costs of any additional products in development, and to expand our therapeutic program. If additional funding is not obtained, we will not be able to fund clinical costs of any programs, and we will have to minimize or eliminate our therapeutic program, and possibly discontinue all our product development and/or our operations. We are currently evaluating our options to maximize the value of our diagnostic technology, including evaluating out-licensing opportunities. We intend to seek such additional funding through private and/or public financing or through collaborative or other arrangements with corporate partners, however, there is no assurance that additional funding will be available for us to finance our operations on acceptable terms, or at all. We are currently evaluating all areas of our operations to eliminate, reduce and / or defer costs to allow our current cash balances to last longer.

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

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

REVENUES

Research agreement revenues for the three-month period ended June 30, 2006 increased from $0 for the three-month period ended June 30, 2005 to $166,100 for the three-month period ended June 30, 2006. One contract research agreement was completed in the 2nd quarter of 2006.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the three-month period ended June 30, 2006 increased 4% or $25,348 from $571,540 for the three-month period ended June 30, 2005 to $596,888 for the three-month period ended June 30, 2006. Below is a summary of our research and development expenses:

	For the three months ended June 30,		Increase
Expense	2006	2005	(Decrease)
Compensation, taxes and benefits	$224,348	$227,658	($3,310)
Research funding and consulting	176,471	139,300	37,171
Variable accounting for stock options	-	137,862	(137,862)
Stock option compensation expense	156,635	-	156,635
Other research and development expenses, net of reimbursements	39,434	66,720	(27,286)
Total Research and Development Expenses	$596,888	$571,540	$25,348

This increase was primarily due to costs associated with expensing stock options in 2006 and an increase in research funding. Prior to January 1, 2006, we had certain equity instruments that met the criteria of variable accounting whereby additional compensation expense was recognized if the share price of our common stock increased, which may be reversed if the price subsequently declined. Included in research and development expense in 2005 was a $137,862 expense for non-cash compensation for variable accounting for stock options reflecting an increase in our stock price. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Expense include in 2006 was $39,175. In addition, we recorded a non-cash expense of $117,460 for unrecognized compensation cost for the options granted in 2005 that were subsequently cancelled in June 2006. We also had an increase in research funding and consulting of $43,750 in collaborator costs due to the start of our agreement with Nanosphere and increases in our payments to AECOM, which was partially offset by a decrease in regulatory consulting costs due to cash constraints. Other research and development expenses decreased due to $34,456 of miscellaneous equity related expenses in 2005.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the three-month period ended June 30, 2006 increased 17% or $82,415 from $471,405 for the three-month period ended June 30, 2005 to $553,820 for the three-month period ended June 30, 2006. Below is a summary of our general and administrative expenses:

	For the three months ended June 30,		Increase
Expense	2006	2005	(Decrease)
Compensation, taxes and benefits	$88,991	$90,944	($1,953)
Consulting	75,389	55,251	20,138
Professional fees	83,352	72,761	10,591
Rent, telephone and utilities	12,150	13,113	(963)
Variable accounting for stock options	-	170,072	(170,072)
Stock option compensation expense	228,274	-	228,274
Other general and administrative expenses	65,664	69,264	(3,600)
Total general and administrative expenses	$553,820	$471,405	$82,415

This increase was primarily due to costs associated with expensing stock options in 2006 and an increase in consulting and professional fees. Prior to January 1, 2006, we had certain equity instruments that met the criteria of variable accounting whereby additional compensation expense was recognized if the share price of our common stock increased, which may be reversed if the price subsequently declined. Included in general and administrative expense in 2005 was a $170,072 expense for non-cash compensation for variable accounting for stock options reflecting an increase in our stock price. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Expense include in 2006 was $148,109. In addition, we recorded a non-cash expense of $80,165 for unrecognized compensation cost for the options granted in 2005 that were subsequently cancelled in June 2006. Consulting expenses increased due to an additional public relations consultant and a business development consultant in 2006. Professional fees increased due to legal costs associated with our first annual meeting in June 2006.

OTHER (INCOME) EXPENSE

Interest expense for the three-month periods ended June 30, 2006 and June 30, 2005 was minimal. Interest income for the three-month period ended June 30, 2006 decreased 65% or $8,981 from $13,823 for the three-month period ended June 30, 2006 to $4,842 for the three-month period ended June 30, 2006. This decrease was due to lower average invested balances, which was slightly offset by a higher rate of return.

We currently do not hedge foreign exchange transaction exposures. Our assets and liabilities denominated in foreign currencies are immaterial.

RESULTS OF OPERATIONS - THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

REVENUES

Research agreement revenues for the six-month period ended June 30, 2006 increased 22% or $39,700 from $180,000 for the six-month period ended June 30, 2005 to $219,700 for the six-month period ended June 30, 2006. One contract research agreement was completed in the first half of 2005, while two contract research agreements were completed in the first half of 2006.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the six-month period ended June 30, 2006 increased 32% or $277,298 from $876,251 for the six-month period ended June 30, 2005 to $1,153,549 for the six-month period ended June 30, 2006. Below is a summary of our research and development expenses:

	For the six months ended June 30,		Increase
Expense	2006	2005	(Decrease)
Compensation, taxes and benefits	$450,625	$443,262	$7,363
Research funding and consulting	414,663	280,838	133,825
Variable accounting for stock options	-	39,389	(39,389)
Stock option compensation expense	195,004	-	195,004
Other research and development expenses, net of reimbursements	93,257	112,762	(19,505)
Total Research and Development Expenses	$1,153,549	$876,251	$277,298

This increase was primarily due to costs associated with expensing stock options in 2006 and an increase in research funding. Prior to January 1, 2006, we had certain equity instruments that met the criteria of variable accounting whereby additional compensation expense was recognized if the share price of our common stock increased, which may be reversed if the price subsequently declined. Included in research and development expense in 2005 was a $39,389 expense for non-cash compensation for variable accounting for stock options reflecting an increase in our stock price. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Expense include in 2006 was $77,544. In addition, we recorded a non-cash expense of $117,460 for unrecognized compensation cost for the options granted in 2005 that were subsequently cancelled in June 2006. We also had an increase in research funding and consulting of $87,500 in collaborator costs due to the start of our agreement with Nanosphere and increases in our payments to AECOM and increases in regulatory consulting costs in the 1st quarter of 2006. Other research and development expenses decreased due to $34,456 of miscellaneous equity related expenses in 2005.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the six-month period ended June 30, 2006 increased 45% or $290,488 from $639,070 for the six-month period ended June 30, 2005 to $929,558 for the six-month period ended June 30, 2006. Below is a summary of our general and administrative expenses:

	For the six months ended June 30,		Increase
Expense	2006	2005	(Decrease)
Compensation, taxes and benefits	$180,596	$178,374	$2,222
Consulting	162,459	98,503	63,956
Professional fees	182,915	173,622	9,293
Rent, telephone and utilities	25,202	25,165	37
Variable accounting for stock options	-	48,592	(48,592)
Stock option compensation expense	263,234	-	263,234
Other general and administrative expenses	115,152	114,814	338
Total general and administrative expenses	$929,558	$639,070	$290,488

This increase was primarily due to costs associated with expensing stock options in 2006 and an increase in consulting and professional fees. Prior to January 1, 2006, we had certain equity instruments that met the criteria of variable accounting whereby additional compensation expense was recognized if the share price of our common stock increased, which may be reversed if the price subsequently declined. Included in general and administrative expense in 2005 was a $48,592 expense for non-cash compensation for variable accounting for stock options reflecting an increase in our stock price. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Expense include in 2006 was $183,069. In addition, we recorded a non-cash expense of $80,165 for unrecognized compensation cost for the options granted in 2005 that were subsequently cancelled in June 2006. Consulting expenses increased due to an additional public relations consultant and a business development consultant in 2006. Professional fees increased due to legal costs associated with our first annual meeting in June 2006.

OTHER (INCOME) EXPENSE

Interest expense for the six-month periods ended June 30, 2006 and June 30, 2005 was minimal. Interest income for the six-month period ended June 30, 2006 decreased 47% or $12,132 from $25,780 for the six-month period ended June 30, 2006 to $13,648 for the six-month period ended June 30, 2006. This decrease was due to lower average invested balances, which was slightly offset by a higher rate of return.

We currently do not hedge foreign exchange transaction exposures. Our assets and liabilities denominated in foreign currencies are immaterial.

PLAN OF OPERATION

Our strategic plan involves focusing Company resources, and establishing priorities, to maximize the return to the shareholders. In order to accomplish this objective, it is expected that we will focus on the projects in the pipeline that are most likely to have the ability to generate significant revenue.

On July 19, 2006, we announced John DeBernardis, Ph.D. has decided to step down as CEO.  Dr. DeBernardis, who has been with the Company since August 1993, and has served as our President and CEO since October 2004, will step down as CEO when a new CEO is in place.  It is anticipated that Dr. DeBernardis will remain with the Company after a new CEO is named.  We have engaged Sextant Search Partners, Inc. to assist us in our search for a new CEO.

We anticipate our cash balances as of June 30, 2006, coupled with bridge loan funding received in July 2006 and anticipated funds to be received from operations, will be adequate to fund operations through January 2007. We will need additional funding prior to January 2007 to cover operations, to expand our therapeutic program and to fund the majority of the remaining clinical costs for the CSF-based diagnostic as well as clinical costs of any additional products in development. If additional funding is not obtained, we will not be able to fund clinical costs of any programs, and we will have to minimize or eliminate our therapeutic program, and possibly discontinue all our product development and/or operations. Management and the Board of Directors are currently evaluating options to maximize the value of the Company’s diagnostic technology, including evaluating out-licensing opportunities. We intend to seek additional funding through private and/or public financing or through collaborative or other arrangements with corporate partners, however, there is no assurance that additional funding will be available for us to finance our operations on acceptable terms, or at all. This would have a material adverse effect on our operations and our prospects. We are currently evaluating all areas of our operations to eliminate, reduce and/or defer costs to allow our current cash balances to last longer.

Simultaneous with these efforts, we plan to commit additional resources to further the completion of the development of the serum-based diagnostic to detect AD. We also plan to continue to advance the discovery and preclinical development of the AD therapeutic target program, directed towards the identification of a novel lead compound. It is anticipated that we would license the lead compound and/or the AD screen to a large pharmaceutical company.

In December 2004, we announced a non-exclusive license agreement with bioMérieux, S.A., a leading international diagnostics group, with the aim of bringing to market on a worldwide basis a definitive biologic test for the diagnosis of AD. The licensing agreement, including all milestones, can be worth in excess of $5 million, plus substantial royalties. There can be no assurances that any milestones will be achieved or that we will receive any additional payments from this agreement. The agreement granted bioMérieux an option to further evaluate our technology before going forward. While the option period was extended and we are currently strategizing a plan for moving forward, we believe it is unlikely that a suitable collaborative research agreement will be completed.

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

We currently do not have sufficient resources to complete the commercialization of all of our proposed research projects. Therefore, we will need to raise substantial additional capital prior to January 2007 to fund our operations. We cannot be certain that any financing will be available when needed, or on terms acceptable to us. If we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products that we believe may be beneficial to our business. We expect to continue to spend capital on:

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, our cash balances were $391,330. On July 10, 2006 we closed on a round of Bridge Funding for $500,000. Our current operations consist of the continuation of the development of our Alzheimer's disease therapeutic and diagnostic programs. Our current cash inflows are through investor funding, primarily equity investments and conversion of warrants and stock options, and revenues from research agreements. Our current cash outflows are primarily expenditures for research and development activities and management and overhead costs. The total amount of our minimum annual commitments under our license agreements with Albert Einstein College of Medicine (“AECOM”) are $425,000, $475,000 and $500,000 for the years ending December 31, 2006 through 2008, respectively. As of June 30, 2006, our commitment for the remainder of 2006 is $212,500.

We used cash in operating activities of $1,285,305 for the six months ended June 30, 2006 versus cash used in operating activities of $938,715 for the six months ended June 30, 2005. This increase of $346,590 was primarily due to $265,000 higher cash inflows from laboratory service agreement revenues in 2005 and higher cash outlays in 2006 for business and regulatory consultants of $121,000.

We did not use any cash in investing activities for the six months ended June 30, 2006 versus cash used in investing activities of $87,862 for the six months ended June 30, 2005. The cash used in 2005 was for equipment purchases.

Net cash provided by financing activities was $12,895 for the six months ended June 30, 2006 versus net cash provided by financing activities of $465,970 for the six months ended June 30, 2005. We received $14,106 from the exercise of stock options in January 2006, while we received $468,076 from the exercise of warrants during the first half of 2005.

Funds as of June 30, 2006, coupled with bridge loan funding received in July 2006 and anticipated funds to be received from operations, will be adequate to fund operations through January 2007. We will need additional funding prior to January 2007 to cover operations, to expand our therapeutic program and to fund the majority of the remaining clinical costs for the CSF-based diagnostic as well as clinical costs of any additional products in development. If additional funding is not obtained, we will not be able to fund clinical costs of any programs, and we will have to minimize or eliminate our therapeutic program, and possibly discontinue all our product development and/or operations. Management and the Board of Directors are currently evaluating options to maximize the value of the Company’s diagnostic technology, including evaluating out-licensing opportunities. We intend to seek additional funding through private and/or public financing or through collaborative or other arrangements with corporate partners, however, there is no assurance that additional funding will be available for us to finance our operations on acceptable terms, or at all. This would have a material adverse effect on our operations and our prospects. We are currently evaluating all areas of our operations to eliminate, reduce and/or defer costs to allow our current cash balances to last longer.

ITEM 3.	CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective at a reasonable assurance level based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

The annual meeting of stockholders of Applied NeuroSolutions, Inc. (the “Company”) was held on Tuesday, June 20, 2006. Each matter voted upon and the results for each matter are listed below:

1.
To elect five directors to serve staggered terms of office, and until their successors are duly elected and qualified

All nominees were elected with “votes for” totals between 84% and 99%.
Bruce N. Barron was elected as a Class I director with 66,772,340 votes for and 2,111,100 votes withheld.
John F. DeBernardis, Ph.D. was elected as a Class II director with 57,942,546 votes for and 10,940,894 votes withheld.
Jay B. Langner was elected as a Class II director with 68,336,122 votes for and 547,318 votes withheld.
Michael Sorell, M.D. was elected as a Class III director with 68,336,122 votes for and 547,318 votes withheld.
Robert S. Vaters, Class III director - 66,292,241 votes for; 2,591,199 votes withheld.

2.
To approve a merger agreement with a wholly-owned subsidiary for the purpose of amending and restating the Company's certificate of incorporation to correct certain technical errors.

This proposal required greater than 50% of the outstanding shares of common stock and preferred stock to vote in favor of it for approval. This proposal was approved, including the voting of the preferred shares issued in this transaction and held by the Company’s Audit Committee for the benefit of the Common shareholders, with 66% of the outstanding shares voted in favor of the merger.

3.
To approve the increase in the Company's authorized common stock from 200 million shares to 400 million shares as part of the amending and restating of the Company's certificate of incorporation pursuant to the merger agreement with a wholly-owned subsidiary in proposal two.

This proposal required greater than 50% of the outstanding shares of common stock and preferred stock to vote in favor of it for approval, which must also include at least 50% of the outstanding shares of common stock, only 25% of the outstanding shares of common stock and preferred stock voted for this proposal, thus, it failed.

4.
To ratify the amended 2003 Stock Option Plan to increase the number of shares of common stock available under the plan from 12,000,000 shares to 20,000,000 shares and to approve the grant of options made to executive officers and independent directors subsequent to the Board of Directors approval of the amendment to the 2003 Stock Option Plan.

This proposal required greater than 50% of the shares of common stock and preferred stock to vote in favor of it for approval, only 49% of the outstanding shares of common stock and preferred stock voted for this proposal, thus, it failed.

5.
To ratify the appointment of Virchow, Krause & Company, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006.

This proposal required greater than 50% of the shares of common stock and preferred stock to vote in favor of it for approval, greater than 99% of the outstanding shares of common stock and preferred stock voted for this proposal, thus, it was approved.

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NEUROSOLUTIONS, INC.

Dated: August 10, 2006
By: /s/ DAVID ELLISON
Chief Financial Officer
(Principal Financial
and Accounting Officer)