Form 10QSB
period 2006-09-30
APPLIED NEUROSOLUTIONS INC
filed 2006-11-14
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarterly period ended September 30, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

Commission File Number 001-13835

APPLIED NEUROSOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	39-1661164
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 95,676,499 shares of common stock, $0.0025 par value, outstanding as of November 8, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash	$387,000	$1,663,740
Accounts receivable	-	46,580
Prepaids and other current assets	109,341	150,848
Total current assets	496,341	1,861,168
Property and equipment:
Equipment and leaseholds	2,162,727	2,160,741
Accumulated depreciation and amortization	(2,121,491)	(2,099,531)
Net property and equipment	41,236	61,210
Other assets:
Deposits	15,072	15,493
Total other assets	15,072	15,493
Total assets	$552,649	$1,937,871
Liabilities and Stockholders’ Equity / (Deficit)
Current liabilities:
Accounts payable	$165,347	$103,447
Bridge Loan, net of unamortized debt discount (original issue discount)	388,408	-
Capital lease payable, current portion	-	1,211
Deferred research agreement revenues	-	94,200
Accrued collaborator payments	170,000	-
Accrued consultant fees	33,800	18,900
Accrued vacation wages	87,208	65,311
Other accrued expenses	76,196	37,829
Total current liabilities	920,959	320,898

Stockholders' equity / (deficit) (See Note 6):
Preferred stock, $0.0025 par value; 5,000,000 authorized shares; none issued and outstanding	-	-
Common stock, $0.0025 par value; 200,000,000 authorized shares; 95,208,478 and 91,036,846 issued shares; 95,185,184 and 91,013,552 outstanding shares	237,963	236,244
Treasury stock, 23,294 shares held in treasury	(10,614)	(10,614)
Additional paid-in capital	43,564,303	42,604,668
Deficit accumulated during the development stage	(44,159,962)	(41,213,325)
Total stockholders' equity / (deficit)	(368,310)	1,616,973
Total liabilities and stockholders' equity / (deficit)	$552,649	$1,937,871

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended		Nine Months Ended		Period from March 14, 1992 (inception) to
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006
Revenues:
Research agreement revenues	$-	$-	$219,700	$180,000	$1,452,700
Grant revenues	-	-	-	-	669,022

Total revenues	-	-	219,700	180,000	2,121,722

Operating expenses:
Research and development	459,128	671,384	1,612,667	1,547,635	28,874,652
General and administrative	539,210	489,350	1,468,779	1,128,420	13,697,734
Loss on impairment of intangible assets	-	-	-	-	411,016
Loss on writedown of leasehold improvements	-	-	-	-	1,406,057

Total operating expenses	998,338	1,160,734	3,081,446	2,676,055	44,389,459

Operating loss	(998,338)	(1,160,734)	(2,861,746)	(2,496,055)	(42,267,737)

Other (income) expense:
Interest expense	102,941	125	102,973	507	588,419
Interest income	(4,434)	(15,636)	(18,082)	(41,416)	(814,288)
Amortization of debt discount	-	-	-	-	272,837
Beneficial conversion of debt to equity	-	-	-	-	274,072
Inducement to convert debt to equity	-	-	-	-	1,631,107
Cost of fund raising activities	-	-	-	-	62,582
Loss on extinguishments of debt	-	-	-	-	4,707,939
Gain on derivative instruments, net	-	-	-	-	(4,894,163)
Net other (income) expense	-	-	-	-	63,720
Total other (income) expense	98,507	(15,511)	(84,891)	(40,909)	1,892,225

Net loss	(1,096,845)	(1,145,223)	(2,946,637)	(2,455,146)	(44,159,962)

Less: Fair value of induced stock conversion	-	-	-	-	(1,866,620)

Net loss attributable to common stockholders	$(1,096,845)	$(1,145,223)	$(2,946,637)	$(2,455,146)	$(46,026,582)

Net loss per share, basic and diluted	($0.01)	($0.01)	($0.03)	($0.03)	($1.72)

Weighted average share outstanding	94,987,331	93,615,779	94,723,527	92,288,255	26,701,430

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		Period from March 14, 1992 (inception) to
	2006	2005	Sept. 30, 2006
Cash flows from operating activities
Net loss	($2,946,637)	($2,455,146)	($44,159,962)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	21,960	20,250	2,606,584
Non-cash expense for equity compensation	-	88,817	2,379,241
Non-cash (income) expense for equity compensation to employees, directors and non-employees	646,348	439,905	1,775,729
Non-cash interest expense, amortization of original issue discount	89,274	-	194,320
Amortization of deferred financing costs	-	-	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non-cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishments of debt	-	-	4,707,939
Non-cash income for gain on derivative instrument	-	-	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold improvements	-	-	1,406,057
Loss on impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	-	62,582
Changes in assets and liabilities:
Accounts receivable	46,580	306,890	203,290
Prepaids and other assets	41,928	(84,947)	(109,695)
Accounts payable	61,900	2,959	261,951
Deferred research agreement revenues	(94,200)	(75,000)	-
Accrued collaborator payments	170,000	-	170,000
Accrued consultant fees	14,900	(12.600)	58,800
Accrued vacation wages	21,897	13,525	87,208
Other accrued expenses	38,367	(36,792)	228,346
Net cash used in operating activities	(1,887,683)	(1,792,139)	(32,266,016)

Cash flows from investing activities
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	(1,986)	(56,212)	(4,039,740)
Net cash used in investing activities	(1,986)	(56.212)	(4,379,569)

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		Period from March 14, 1992 (inception) to
	2006	2005	Sept. 30, 2006
Cash flows from financing activities
Proceeds from issuance of preferred stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	-	468,089	18,971,031
Proceeds from exercise of warrants and options	114,140	-	791,274
Deferred financing costs incurred	-	-	(111,000)
Advances from (repayments to) director and stockholders	-	-	120,000
Principal payments under capital lease	(1,211)	(3,223)	(11,766)
Proceeds from issuance of promissory loans payable and warrants	500,000	-	4,938,491
Payments to stockholders for registration statement penalties	-	-	(84,000)
Payments to repurchase common stock	-	-	(10,614)
Payments received for employee stock purchase notes receivable	-	-	235,610
Net cash provided by financing activities	612,929	464,866	37,032,585

Net increase (decrease) in cash	(1,276,740)	(1,383,485)	387,000

Cash at beginning of period	1,663,740	3,565,590	-
Cash at end of period	$387,000	$2,182,105	$387,000

Supplemental cash flow information
Cash paid for interest	$33	$507	$42,090

Supplemental disclosure of non-cash investing and financing Activities
Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired for accounts payable	$-		$$31,649
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$-	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$-	$136,188

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	BUSINESS

On September 10, 2002, the Company’s predecessor, Hemoxymed, Inc., and Molecular Geriatrics Corporation (“MGC”) established a strategic alliance through the closing of a merger (the "Merger"). The Merger Agreement provided that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies. In October 2003, the Company changed its’ name to Applied NeuroSolutions, Inc.

Applied NeuroSolutions, Inc. (“APNS”) is a development stage biopharmaceutical company. The Company had two wholly-owned subsidiaries which were dissolved in 2004, and the assets of the subsidiaries were then transferred to the Company.

One of the dissolved wholly-owned subsidiaries was Molecular Geriatrics Corporation ("MGC"), a development stage biopharmaceutical company incorporated in November 1991, with operations commencing in March 1992. MGC was founded to develop diagnostics to detect, and therapeutics to treat, Alzheimer's disease (“AD”).

The other dissolved wholly-owned subsidiary was Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, although unmet or underserved, medical needs. The Company is not currently funding the development of this technology.

This Merger has been accounted for as a reverse merger. For financial reporting purposes, MGC is continuing as the primary operating entity under the Company’s name, and its historical financial statements have replaced those of the Company. Thus, all financial information prior to the Merger date is the financial information of MGC only.

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

The Company has experienced losses since inception in addition to incurring cash outflows from operating activities for each of the last two years as well as since inception. The Company expects to incur substantial additional research and development costs and future losses prior to reaching profitability. These matters have raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations. In the opinion of management, the Company anticipates its cash balances as of September 30, 2006 will be adequate to fund operations into December 2006.

The Company will need to secure additional funding prior to depleting its cash balances, to cover operations, and to continue development of its therapeutic program and its CSF-based and serum diagnostic programs. Accordingly, the Company is in the process of seeking additional funding through private and/or public financing, the exercise of some of the approximately 49.5 million outstanding warrants and 20.9 million outstanding stock options or through collaborative or other arrangements with corporate partners. However, there is no assurance that additional funding will be available in a timely manner for the Company to finance its operations on acceptable terms, or at all.

The Company’s management and Board of Directors are currently evaluating options to maximize the value of the Company’s therapeutic and diagnostic technology, including evaluating partnerships and out-licensing opportunities.

The Company is currently evaluating all areas of its operations to eliminate, reduce and/or defer costs to allow its current cash balances to last longer. If additional funding is not obtained, the Company will not be able to fund its diagnostic programs, and the Company will have to minimize or eliminate its therapeutic program, and possibly discontinue all its product development and/or operations. The failure to secure additional funding would have a material adverse effect on the Company’s operations and its prospects.

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

As a result of adopting SFAS 123R on January 1, 2006, the net loss and net loss per share for the nine months ended September 30, 2006, were $656,967 and $0.01 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the nine months ended September 30, 2005.

Unaudited
Net loss, as reported	($2,455,146)

Add (deduct) net stock-based employee and director compensation expense determined under fair-value based method for all awards, net of tax	66,553

Net loss, pro forma	($2,388,593)

Basic, as reported	($0.03)
Basic, pro forma	($0.03)

Diluted, as reported	($0.03)
Diluted, pro forma	($0.03)

In April 2005, the Company granted 4,045,136 stock options to employees, officers, independent directors and a consultant, of which 3,302,565 options were granted to executive officers and directors, 542,571 options were granted to employees, and 200,000 options were granted to a consultant. In addition, the Company granted 300,000 stock options to independent directors in the second half of 2005. The weighted average estimated fair value of the options granted in 2005 was $0.17, based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.73%; an expected life of 4 years and volatility of 75%. The 3,602,565 stock options granted to executive officers and independent directors in 2005 were not approved by the Company’s stockholders at the Company’s Annual Stockholder Meeting on June 20, 2006 and were cancelled and not reissued. Included in general and administrative expense and research and development expense in the quarter ended June 30, 2006 was a non-cash expense of $80,165 and $117,460, respectively, to record unrecognized compensation cost on these options.

In January 2006, 94,041 options were exercised at an average exercise price of $0.15, and 676,674 options with exercise prices ranging from $0.15 to $5.30 expired, unexercised. In May 2006, 42,796 options with an exercise price of $0.15 expired, unexercised.

On June 20, 2006, at the Company’s Annual Stockholder Meeting, the stockholders voted against increasing the maximum allowable shares of common stock issuable under the Company’s 2003 stock option plan from 12,000,000 shares to 20,000,000 shares and voted against ratification of the 3,602,565 options granted to executive officers and independent directors in 2005. Thus, these 2005 stock options were cancelled and not reissued, and consequently, became available for future grants under the Company’s 2003 stock option plan.

On June 27, 2006, The Board of Directors approved a grant of 600,000 stock options to independent directors of the Company. The weighted average estimated fair value of the options granted was $0.09, based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 5.23%; an expected average life of 2 years and volatility of 75%.

On June 27, 2006, the Board of Directors also approved a a grant of 4,000,000 stock options to the Company’s new Chairman. This option grant was not made under the Company’s 2003 stock option plan, but was made in consideration of the engagement of the new Chairman. The weighted average estimated fair value of the options granted was $0.09, based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 5.23%; an expected average life of 2 years and volatility of 75%.

On August 29, 2006, The Board of Directors approved a grant of 6,000,000 stock options to the Company’s newly appointed President and CEO. This option grant was made pursuant to the terms of the new CEO’s employment and was not made under the Company’s 2003 stock option plan. The weighted average estimated fair value of the options granted was $0.12, based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.83%; an expected average life of 3 years and volatility of 75%. In addition, the Board of Directors approved a grant  to the Company's new CEO of 400,000 restricted shares of common stock, which grant was made (i) on the same day as the new CEO’s option grants and (ii) pursuant to the terms of the new CEO’s employment. The weighted average estimated fair value of the restricted stock granted was $0.10, based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.83%; an expected average life of 2 years and volatility of 75%.

On September 7, 2006, the Board of Directors approved a grant of 300,000 stock options to an outside director of the Company. The weighted average estimated fair value of the options granted was $0.12, based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.81%; an expected average life of 2 years and volatility of 75%.

The Company calculates expected volatility for stock options using historical volatility. The starting point for the historical period used is September 2002, the timing of the Merger (see Note 1). The Company currently estimates the forfeiture rate for stock options to be minimal.

As of September 30, 2006, the Company has 10,868,696 outstanding stock options granted under its 2003 stock option plan and has 10,000,000 outstanding stock options granted outside the 2003 stock option plan. As of September 30, 2006 there was approximately $948,277 of total unrecognized non-cash compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

NOTE 4.	NET LOSS PER SHARE

Net loss attributable to common stockholder per share is computed based upon the weighted average number of shares of common stock outstanding during the period.

For each period, net loss attributable to common stockholder per share is computed based on the weighted average number of shares of common stock outstanding with potential equivalent shares from all stock options, warrants and convertible investor bridge loans excluded from the computation because their effect is antidilutive. The Company had 20,868,696 stock options and 49,493,583 warrants outstanding to issue common stock at September 30, 2006. The Company had 14,234,773 stock options and 49,994,501 warrants outstanding to issue common stock at September 30, 2005.

NOTE 5.	COLLABORATION AGREEMENTS

Under the terms of various license and collaborative research agreements with Albert Einstein College of Medicine (“AECOM”) the Company is obligated to make semi-annual maintenance payments and quarterly funding payments. In addition, the agreements call for royalty and revenue sharing upon the sale and/or license of products or technology. In March 2002, the Company renegotiated various terms of the AECOM agreements. The modified agreement reduced and restructured future maintenance and funding payments.

The Company has consulting agreements with its founding scientist, Dr. Peter Davies, at AECOM, which have terms through November 2008, but in some instances, may be terminated at an earlier date by the Company or by Dr. Davies.

Future minimum payments, as of September 30, 2006, under the above agreements are as follows:

Year ending December 31,	Collaborations	Consulting

2006-remainder of year	$37,500	$27,000
2007	475,000	108,000
2008	500,000	99,000
Total	$1,012,500	$234,000

The Company is obligated to pay AECOM $500,000 for each year after 2008 that the agreements are still in effect. In addition, the Company is obligated to pay AECOM a percentage of all revenues received from selling and/or licensing any aspects of the AD technology that exceeds the minimum obligations reflected in the annual license maintenance payments. The Company can terminate the Agreement at any time with sixty days written notice, but would be required to reimburse AECOM for any salary obligations undertaken by AECOM for the research projects covered by the Agreements for up to one year from the termination date. The Company has not yet made two payments due to AECOM that, as of September 30, 2006, total $175,000. The Company and AECOM have entered into an agreement, as of October 30, 2006, that these payments, as well as all other payments to become due during the last quarter of 2006, can be deferred until December 31, 2006.

NOTE 6.	AUTHORIZED SHARES

The Company discovered earlier in 2006 that three prior amendments to its certificate of incorporation were approved by written consent of the stockholders. The first amendment, approved in October 2001 and filed in November 2001, increased the Company's authorized common stock from 22.4 million shares to 50 million shares, and the second amendment, approved in June 2003 and filed in September 2003, increased the authorized common stock to 200 million shares. The third amendment to the Company's certificate of incorporation was approved and filed in October 2003 to change the name of the Company to “Applied NeuroSolutions, Inc.” For each of these amendments, the Company filed an information statement and duly mailed it to stockholders 20 days prior to effective date of the stockholders' written consents becoming effective, all in accordance with the Exchange Act and its applicable rules.

In January 2006, in preparation of the proxy statement for the Company’s annual meeting, the Company discovered that the certificate of incorporation of its predecessor entity, Ophidian Pharmaceuticals, Inc., limited stockholders from taking action by written consent. That provision is still in effect. Consequently, the 2001 and 2003 amendments to the certificate of incorporation, while approved by the Board of Directors and approved by a majority of the then-outstanding shares of common stock in the manner described above, were technically not adopted properly under Delaware law. Such shares may be deemed issued in excess of the Company's 22,400,000 authorized and outstanding shares of common stock.

To remedy this technical error, the Company corrected its certificate of incorporation by means of a subsidiary-parent merger approved by the stockholders, with a new “corrected” certificate of incorporation resulting from such merger.

To assure that this correction would be made, thereby preserving the status quo for the Company's existing common stockholders, the Company created a new class of “super voting” Series A preferred stock, which is permitted by the “blank check” provisions of the current certificate of incorporation that was approved by the stockholders of the Company's predecessor at an annual meeting held in 1999. The shares of this Series A preferred stock were issued solely to the members of the Company's Audit Committee, in trust for the benefit of the Company's common stockholders. The members of the Audit Committee agreed to vote the shares in favor of the curative merger transaction. Following the merger transaction and the correction of the certificate of incorporation to affirm the previous actions of the Company's stockholders, the Company redeemed and canceled the shares of the Series A preferred stock at a nominal cost of $250.

The Board of Directors unanimously approved the Merger Agreement and the approach outlined above. The Company’s annual meeting was held on June 20, 2006 and the parent-subsidiary merger, as described above, was approved and the Company immediately filed a certificate of merger to effect the technical correction to its certificate of incorporation. The Company’s authorized common stock under Article IV of the amended and restated certificate of incorporation is now 200 million shares.

Because the holders of the Series A preferred stock had informed the Company of their agreement with each other to vote the Series A preferred shares in favor of the Merger Agreement, the Company continued to treat the over-issued shares of common stock in the same manner as the remaining outstanding shares of the Company’s common stock.

NOTE 7. BRIDGE FUNDING

On July 10, 2006, the Company entered into a Note and Warrant Purchase Agreement with private investors pursuant to which the Company sold to the investors 12% senior unsecured notes due January 10, 2007 in the aggregate principal amount of $500,000 (“Bridge Funding”), and five year warrants (the “Warrants”) exercisable to purchase an aggregate of 922,500 shares of the Company’s common stock at an exercise price of $.0025 per share. The Notes are not guaranteed by any third party, are not secured by the Company, will be senior to all of the Company’s indebtedness and are non-transferable. The Warrants are immediately exercisable, however, the shares of common stock to be issued upon exercise of the warrants have not yet been registered.

The Company has adopted EITF 05-4, “The Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19”, View C to account for its registration rights agreements. The holders of the warrants have a piggy back registration right in association with the Note and Warrant Purchase Agreement. View C of EITF 05-4 takes the position that the registration rights should be accounted for separately from the financial instrument as the payoff of the financial instruments is not dependent on the payoff of the registration rights agreement, and according to DIG K-1, registration rights agreements and the financial instruments do not meet the combining criteria as they relate to different risks. The Financial Accounting Standards Board (FASB) has postponed further discussion on EITF 05-4. Since the FASB has not reached a consensus, the Company’s accounting for the registration rights may change when the FASB reaches a consensus.

The Company accounted for the warrants issued based on guidance from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force (“EITF”) No. 00-19. Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own stock. Accordingly, the warrants are classified as equity.

The Company allocated the proceeds from the Bridge Funding of $500,000 between the debt and the warrants based upon the fair value of the debt and warrants at the transaction date. The warrants were valued using the Black-Scholes pricing model. This resulted in an increase in additional paid-in capital at the transaction date related to the warrants in the amount of $200,866. The carrying value of the debt was reduced by the $200,866 and the discount is being amortized over the life of the loan (6 months). During the quarter ended September 30, 2006, $89,274 of the discount was recognized as interest expense. Included in current liabilities as of September 30, 2006, is a bridge loan balance of $388,408, comprised of the $500,000 Bridge Funding proceeds received, net of the unamortized debt discount of $111,592.

The fair value of the warrants issued was determined using the Black-Scholes option pricing model based on the following assumptions: volatility of 75%, expected life of 2 years, risk free interest rate of 5.14% and no dividends.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (SFAS No. 157), Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the evaluating the effect of adopting SFAS No. 157 on their consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (SFAS No. 158), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan's funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for the plan's underfunded status, (b) measure the plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers' Accounting for Pensions, or SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. SFAS No. 158 is for fiscal years ending after December 15, 2006.  The Company is evaluating the effect of adopting SFAS No. 158 on their consolidated financial statements.

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

OVERVIEW

We are a development stage biopharmaceutical company engaged in developing novel therapeutic targets for the treatment of, and diagnostics for the detection of, Alzheimer's disease. Our principal development programs, and plan of operation for each, are as follows:

•
AD Therapeutic Compound Screening Assay - We are involved in the discovery and development of novel therapeutic targets for treatment of Alzheimer’s disease based upon a unique theory developed by Peter Davies, Ph.D., our founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at Albert Einstein College of Medicine (“AECOM”). As a result of Dr. Davies’ research, we are involved in the discovery and development of a unique therapeutic target that may represent a common intracellular phosphorylation pathway leading to the development of abnormal, destructive brain structures characteristic of AD. This would target a component of the biological pathway that leads to the development of the two principal AD pathologies, neurofibrillary tangles and amyloid plaques. A patent application was filed in 2005 covering Dr. Davies developments. Our assay development may allow for high-throughput testing of compounds that inhibit this disease-causing pathway leading potentially to the discovery of the first drugs to stop the progression of Alzheimer's disease. Initial results using this screening assay have identified active compounds that are the subject of further development. Our strategy is to collaborate with a corporate partner and/or out-license our therapeutic program.

•
CSF-Based Diagnostic - Our first-generation diagnostic test is a cerebrospinal fluid (“CSF”) based diagnostic test to detect whether a person has AD. This diagnostic, based upon the detection of a certain AD associated protein found in the cerebrospinal fluid (“CSF”) of AD patients, has achieved an overall sensitivity and specificity in the range of 85% to 95%. This is based on extensive testing differentiating AD patients from patients with other neurological diseases, patients with other relevant forms of dementia and normal controls. In 2005 we submitted our Pre-IDE documents to the FDA and had our Pre-IDE meeting with the FDA. Due to funding constraints, we are not currently pursuing regulatory approval of the CSF based diagnostic test.

•
Serum-Based Diagnostic - We are developing a second-generation, serum-based diagnostic test to detect AD that will be easier to perform and less expensive to use. In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of a second-generation diagnostic test for AD. The potential U.S. market for the serum-based test, which could be utilized as a general screening test for AD, is estimated to be in excess of $1 billion, according to the research firm Datamonitor. In addition, we are also looking to meet the need for a biochemical marker to detect AD by detecting, in serum, certain phosphorylated proteins. We are currently in the process of refining the serum-based diagnostic, allowing for a more user-friendly prototype. We will be seeking a partner to assist us in marketing and distribution as development progresses on our serum-based diagnostic program.

•
Transgenic Mice - Through a collaboration between Dr. Davies, and a researcher at Nathan Kline Institute, a transgenic mouse has been developed that models the tau pathology of Alzheimer’s disease. These transgenic mice are the first animal model known to develop paired helical filaments (PHF’s), the building blocks of neurofibrillary tangles, and could be useful in testing the efficacy of therapeutic compounds. AECOM and an agency of the State of New York that oversees NKI each have a 50% interest in these transgenic mice. Through our licenses with AECOM, we have rights to AECOM’s 50% interest in these transgenic mice. We are currently exploring opportunities to sell breeding pairs of the transgenic mice to interested parties, and plan to offer these mice to researchers and will share in any revenue derived from any agreement according to each party’s percent of ownership. The terms of our arrangement with NKI with respect to the transgenic mice were finalized in March 2005, as amended.

As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

We have had a limited operating history characterized by operating losses, and expect to generate operating losses for the foreseeable future. As of September 30, 2006, our accumulated deficit was approximately $44.2 million. We anticipate that we will continue to incur significant losses until successful commercialization of our technology generates sufficient net revenues to cover all of the costs of our operation.

We anticipate our cash balances as of September 30, 2006 will be adequate to fund operations into December 2006. We will need to secure additional funding prior to depleting our cash balances, to cover operations, and to continue development of our therapeutic program and our CSF-based and serum diagnostic programs. Accordingly, we are in the process of seeking additional funding through private and/or public financing, the exercise of some of the approximately 49.5 million outstanding warrants and 20.9 million outstanding stock options or through collaborative or other arrangements with corporate partners. However, there is no assurance that additional funding will be available in a timely manner for us to finance our operations on acceptable terms, or at all.

The Company’s management and Board of Directors are currently evaluating options to maximize the value of our therapeutic and diagnostic technology, including evaluating partnerships and out-licensing opportunities.

We are currently evaluating all areas of our operations to eliminate, reduce and/or defer costs to allow our current cash balances to last longer. If additional funding is not obtained, we will not be able to fund our diagnostic programs, and we will have to minimize or eliminate our therapeutic program, and possibly discontinue all our product development and/or operations. The failure to secure additional funding would have a material adverse effect on our operations and our prospects.

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

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES

No revenues were recognized in the three-month periods ended September 30, 2006 and September 30, 2005.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the three-month period ended September 30, 2006 decreased 32% or $212,256 from $671,384 for the three-month period ended September 30, 2005 to $459,128 for the three-month period ended September 30, 2006. Below is a summary of our research and development expenses:

	For the three months ended September 30,		Increase
Expense	2006	2005	(Decrease)
Compensation, taxes and benefits	$221,628	$213,151	$8,477
Research funding and consulting	181,301	267,033	(85,732)
Variable accounting for stock options	-	157,556	(157,556)
Stock option compensation expense	15,889	12,640	3,249
Other research and development expenses, net of reimbursements	40,310	21,004	19,306
Total Research and Development Expenses	$459,128	$671,384	($212,256)

This decrease was primarily due to costs associated with variable accounting for stock options in 2005 and a decrease in research consulting. Prior to January 1, 2006, we had certain equity instruments that met the criteria of variable accounting whereby additional compensation expense was recognized if the share price of our common stock increased, which may be reversed if the price subsequently declined. Included in research and development expense in 2005 was a $157,556 expense for non-cash compensation for variable accounting for stock options reflecting an increase in our stock price. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Expense included in 2006 was $15,889. We also had a decrease in research funding and consulting of $85,732 due to a decrease in regulatory consulting costs of $138,535 due to cash constraints, which was partially offset by an increase of $56,250 in collaborator costs due to the start of our agreement with Nanosphere and increases in our contractual obligations to AECOM.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the three-month period ended September 30, 2006 increased 10% or $49,860 from $489,350 for the three-month period ended September 30, 2005 to $539,210 for the three-month period ended September 30, 2006. Below is a summary of our general and administrative expenses:

	For the three months ended September 30,		Increase
Expense	2006	2005	(Decrease)
Compensation, taxes and benefits	$106,220	$85,694	$20,526
Consulting	81,946	62,251	19,695
Professional fees	119,142	54,466	64,676
Rent, telephone and utilities	11,563	13,266	(1,703)
Variable accounting for stock options	-	194,368	(194,368)
Stock option compensation expense	172,220	16,651	155,569
Other general and administrative expenses	48,119	62,654	(14,535)
Total general and administrative expenses	$539,210	$489,350	$49,860

This increase was primarily due to costs associated with expensing stock options in 2006 and an increase in consulting and professional fees. Prior to January 1, 2006, we had certain equity instruments that met the criteria of variable accounting whereby additional compensation expense was recognized if the share price of our common stock increased, which may be reversed if the price subsequently declined. Included in general and administrative expense in 2005 was a $194,368 expense for non-cash compensation for variable accounting for stock options reflecting an increase in our stock price. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Expense included in 2006 was $172,220. Professional fees increased due to costs associated with contract and licensing activities. Consulting fees increased due to costs associated with our CEO search, which was partially offset by a decrease in the number of consultants we engaged during the period.

OTHER (INCOME) EXPENSE

Interest expense for the three-month period ended September 30, 2006 was $102,941 due to $89,274 non-cash amortization of debt discount related to the bridge loan and $13,667 accrued interest related to the bridge loan. Interest expense for the three-month period ended September 30, 2005 was minimal. Interest income for the three-month period ended September 30, 2006 decreased 72% or $11,202 from $15,636 for the three-month period ended September 30, 2006 to $4,434 for the three-month period ended September 30, 2006. This decrease was due to lower average invested balances, which was slightly offset by a higher rate of return.

We currently do not hedge foreign exchange transaction exposures. Our assets and liabilities denominated in foreign currencies are immaterial.

RESULTS OF OPERATIONS - THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES

Research agreement revenues for the nine-month period ended September 30, 2006 increased 22% or $39,700 from $180,000 for the nine-month period ended September 30, 2005 to $219,700 for the nine-month period ended September 30, 2006. This increase in revenue was due primarily to the completion of an additional research agreement in 2006. One contract research agreement was completed in the first nine months of 2005, while two contract research agreements were completed in the first nine months of 2006.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the nine-month period ended September 30, 2006 increased 4% or $65,032 from $1,547,635 for the nine-month period ended September 30, 2005 to $1,612,667 for the nine-month period ended September 30, 2006. Below is a summary of our research and development expenses:

	For the nine months ended September 30,		Increase
Expense	2006	2005	(Decrease)
Compensation, taxes and benefits	$672,241	$656,413	$15,828
Research funding and consulting	610,243	568,158	42,085
Variable accounting for stock options	-	196,945	(196,945)
Stock option compensation expense	210,894	34,456	176,438
Other research and development expenses, net of reimbursements	119,289	91,663	27,626
Total Research and Development Expenses	$1,612,667	$1,547,635	$65,032

This increase was primarily due to costs associated with expensing stock options in 2006 and an increase in research funding. Prior to January 1, 2006, we had certain equity instruments that met the criteria of variable accounting whereby additional compensation expense was recognized if the share price of our common stock increased, which may be reversed if the price subsequently declined. Included in research and development expense in 2005 was a $196,945 expense for non-cash compensation for variable accounting for stock options reflecting an increase in our stock price. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Expense included in 2006 was $93,434. In addition, we recorded a non-cash expense of $117,460 for unrecognized compensation cost for the options granted in 2005 that were subsequently cancelled in June 2006. We also had an increase in research funding and consulting of $168,750 in collaborator costs due to the start of our agreement with Nanosphere and increases in our payments to AECOM, which was offset by a decrease in regulatory consulting costs of $117,210 in 2006 due to cash constraints. Other research and development expenses decreased due to a decrease in research reimbursement of $41,175 in 2006.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the nine-month period ended September 30, 2006 increased 30% or $340,359 from $1,128,420 for the nine-month period ended September 30, 2005 to $1,468,779 for the nine-month period ended September 30, 2006. Below is a summary of our general and administrative expenses:

	For the nine months ended September 30,		Increase
Expense	2006	2005	(Decrease)
Compensation, taxes and benefits	$286,825	$264,068	$22,757
Consulting	244,405	160,754	83,651
Professional fees	302,056	228,088	73,968
Rent, telephone and utilities	36,766	38,431	(1,665)
Variable accounting for stock options	-	242,960	(242,960)
Stock option compensation expense	435,454	41,721	393,733
Other general and administrative expenses	163,273	152,398	10,875
Total general and administrative expenses	$1,468,779	$1,128,420	$340,359

This increase was primarily due to costs associated with expensing stock options in 2006 and an increase in consulting and professional fees. Prior to January 1, 2006, we had certain equity instruments that met the criteria of variable accounting whereby additional compensation expense was recognized if the share price of our common stock increased, which may be reversed if the price subsequently declined. Included in general and administrative expense in 2005 was a $242,960 expense for non-cash compensation for variable accounting for stock options reflecting an increase in our stock price. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Expense included in 2006 was $355,289. In addition, we recorded a non-cash expense of $80,165 for unrecognized compensation cost for the options granted in 2005 that were subsequently cancelled in June 2006. Consulting expenses increased due to costs associated with our CEO search in 2006. Professional fees increased due to legal costs associated with our first annual meeting of stockholders in June 2006 and contract and licensing activities.

OTHER (INCOME) EXPENSE

Interest expense for the nine-month period ended September 30, 2006 was $102,973 primarily due to $89,274 non-cash amortization of debt discount related to the bridge loan and $13,667 accrued interest related to the bridge loan. Interest expense for the nine-month period ended September 30, 2005 was minimal. Interest income for the nine-month period ended September 30, 2006 decreased 56% or $23,334 from $41,416 for the nine-month period ended September 30, 2006 to $18,082 for the nine-month period ended September 30, 2006. This decrease was due to lower average invested balances, which was slightly offset by a higher rate of return.

We currently do not hedge foreign exchange transaction exposures. Our assets and liabilities denominated in foreign currencies are immaterial.

PLAN OF OPERATION

Our strategic plan involves focusing Company resources, and establishing priorities, to maximize the return to the stockholders. In order to accomplish this objective, it is expected that we will focus on the projects in the pipeline that are most likely to have the ability to generate significant revenue.

On August 29, 2006, our Board of Directors approved the employment of Ellen R. Hoffing as our new President and CEO and appointed her as a member of our Board of Directors to fill the vacancy resulting from the resignation of John DeBernardis, Ph.D. In conjunction with Ms. Hoffing’s appointment, Dr. DeBernardis, our previous President and CEO, stepped down as CEO (as he had previously announced to the Board on July 14, 2006), and, at the August 29, 2006 Board meeting, Dr. DeBernardis also resigned as our President and as a director, and became a senior advisor to Ms. Hoffing. On September 7, 2006, our Board of Directors appointed Alan L. Heller as a director to fill a newly created vacancy on our Board of Directors. These management and board level changes, coupled with the previously announced appointment of Robert S. Vaters as Chairman of the Board of Directors, will assist us in maximizing the value of our therapeutic and diagnostic technology by executing our licensing and partnering strategies.

We currently do not have sufficient resources to complete the commercialization of all of our proposed research projects. We anticipate our cash balances as of September 30, 2006 will be adequate to fund operations into December 2006. We will need to secure additional funding prior to depleting our cash balances, to cover operations, and to continue development of our therapeutic program and our CSF-based and serum diagnostic programs. Accordingly, we are in the process of seeking additional funding through private and/or public financing, the exercise of some of the approximately 49.5 million outstanding warrants and 20.9 million outstanding stock options or through collaborative or other arrangements with corporate partners. However, there is no assurance that additional funding will be available in a timely manner for us to finance our operations on acceptable terms, or at all.

We are currently evaluating all areas of our operations to eliminate, reduce and/or defer costs to allow our current cash balances to last longer. If additional funding is not obtained, we will not be able to fund our diagnostic programs, and we will have to minimize or eliminate our therapeutic program, and possibly discontinue all our product development and/or operations. The failure to secure additional funding would have a material adverse effect on our operations and our prospects.

If additional funding is secured, we plan to commit additional resources to further the development of the serum-based diagnostic to detect AD. We also plan to continue to advance the discovery and preclinical development of the AD therapeutic program, directed towards the identification of a novel lead compound. It is anticipated that we would collaborate with a corporate partner and/or out-license our therapeutic program.

In December 2004, we announced a non-exclusive license agreement with bioMérieux, S.A., a leading international diagnostics group, with the aim of bringing to market on a worldwide basis a definitive biologic test for the diagnosis of AD. The licensing agreement, including all milestones, can be worth in excess of $5 million, plus substantial royalties. There can be no assurances that any milestones will be achieved or that we will receive any additional payments from this agreement. The agreement granted bioMérieux an option to further evaluate our technology before going forward. While the option period was extended, we believe it is unlikely that a suitable collaborative research agreement will be completed.

We do not expect significant revenues from our CSF-based diagnostic to detect AD or any other of our programs in the near term. There can be no assurance that adequate funds on acceptable terms will be available in the future when we need them. If at any time we are unable to obtain sufficient additional investment capital, we will be required to delay, restrict or eliminate some or all of our research ordevelopment programs, dispose of assets or technology or cease operations.

As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities. If we fail to secure additional financing as we need it, we may have to delay or terminate our own product development programs or we may not be able to take advantage of in-license opportunities, or otherwise acquire new products that we believe may be beneficial to our business. We expect to continue to spend capital on:

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, our cash balances were $387,000. Our current operations consist of the continuation of the development of our Alzheimer's disease therapeutic and diagnostic programs. Our current cash inflows are through investor funding, primarily equity investments and conversion of warrants and stock options, and revenues from research agreements. Our current cash outflows are primarily expenditures for research and development activities and management and overhead costs. The total amount of our minimum annual commitments under our license agreements with Albert Einstein College of Medicine (“AECOM”) are $425,000, $475,000 and $500,000 for the years ending December 31, 2006 through 2008, respectively.

We used cash in operating activities of $1,887,683 for the nine months ended September 30, 2006 versus cash used in operating activities of $1,792,139 for the nine months ended September 30, 2005. This increase of $95,544 was primarily due to higher cash inflows from laboratory service agreement revenues in 2005 and higher cash outlays in 2006 for professional fees, business consultants, annual meeting costs and D and O insurance.

We used cash in investing activities of $1,986 for the nine months ended September 30, 2006 versus cash used in investing activities of $56,212 for the nine months ended September 30, 2005. The cash used in 2006 and 2005 was for equipment purchases.

Net cash provided by financing activities was $612,929 for the nine months ended September 30, 2006 versus net cash provided by financing activities of $464,866 for the nine months ended September 30, 2005. We received $114,140 from the exercise of stock options and warrants in the nine month period ended September 30, 2006 and received $500,000 in proceeds from bridge loan funding in July 2006, while we received $468,089 from the exercise of warrants during the nine month period ended September 30, 2005.

We anticipate our cash balances as of September 30, 2006 will be adequate to fund operations into December 2006. We will need to secure additional funding prior to depleting our cash balances, to cover operations, and to continue development of our therapeutic program and our CSF-based and serum diagnostic programs. Accordingly, we are in the process of seeking additional funding through private and/or public financing, the exercise of some of the approximately 49.5 million outstanding warrants and 20.9 million outstanding stock options or through collaborative or other arrangements with corporate partners. However, there is no assurance that additional funding will be available in a timely manner for us to finance our operations on acceptable terms, or at all.

The Company’s management and Board of Directors are currently evaluating options to maximize the value of our therapeutic and diagnostic technology, including evaluating partnerships and out-licensing opportunities.

We are currently evaluating all areas of our operations to eliminate, reduce and/or defer costs to allow our current cash balances to last longer. If additional funding is not obtained, we will not be able to fund our diagnostic programs, and we will have to minimize or eliminate our therapeutic program, and possibly discontinue all our product development and/or operations. The failure to secure additional funding would have a material adverse effect on our operations and our prospects.

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

Dated: November 14, 2006
By: /s/ DAVID ELLISON
Chief Financial Officer
(Principal Financial
and Accounting Officer)