Form 10KSB
period 2006-12-31
APPLIED NEUROSOLUTIONS INC
filed 2007-04-02
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-13835

APPLIED NEUROSOLUTIONS, INC.
(Name of small business issuer in its Charter)

                             Delaware       39-1661164
        (State or Other Jurisdiction of Incorporation or Organization)   (IRS Employer Identification No.)

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
Yes__ No X

State issuer's revenues for its most recent fiscal year: $251,634

As of March 29, 2007, the aggregate market value of voting common stock held by non-affiliates of the Registrant (90,789,199 shares) was approximately $25,420,975. The aggregate market value was computed by reference to the "Close" price of such common equity as of that date.

As of March 29, 2007, the issuer had 98,409,901 shares of Common Stock outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one): Yes____ No  X

i

PART I

This Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including those listed below under the heading “Item 1. Risk factors related to our business”. The Company’s actual results may differ significantly from the results projected in the forward-looking statements. The Company assumes no obligation to update forward-looking statements.

As used in this Form 10-KSB, references to “APNS,” the “Company,” the “Registrant,” “we,” “our,” or “us” refer to Applied NeuroSolutions, Inc. unless the context otherwise indicates.

ITEM 1. DESCRIPTION OF BUSINESS

Applied NeuroSolutions, Inc. (“APNS”) is a development stage biopharmaceutical company primarily engaged in the research and development of novel therapeutic targets for the treatment of Alzheimer's disease (“AD”) and diagnostics to detect AD.

Alzheimer’s disease is the most common cause of dementia among people age 65 and older. Dementia is the loss of memory, reason, judgment and language to such an extent that it interferes with a person’s daily life and activities. Currently it is estimated that over five million people in the U.S. have Alzheimer’s disease and the national cost of caring for people with Alzheimer’s is thought to be $100 billion annually. The market for AD therapy is expected to grow to 21 million patients by 2010 in the seven major pharmaceutical markets (USA, France, Germany, Italy, Spain, U.K. and Japan), according to BioPortfolio, Ltd.

Our core technology in the AD field is based on exclusive licenses with AECOM covering all diagnostic and therapeutic applications in the field of neurodegenerative disease discovered in Dr. Peter Davies’ laboratories at Albert Einstein College of Medicine (“AECOM”). Dr. Davies’ research has focused on AD and the roll of certain proteins; primarily hyperphosphorylated tau, which are involved in the formation of neurofibrillary tangles within neurons (nerve cells). Excessive phosphorylation of tau (the addition of one or more phosphate groups, which are comprised of phosphorous and oxygen, to a molecule) prevents it from stabilizing microtubules, thereby causing the breakdown of the transit system of the nerve cell. This internal neuronal damage leads to the development of the paired helical filaments and neurofibrillary tangles which are contributing factors to the eventual death of the neurons related to Alzheimer’s disease. Tau in this abnormally phosphorylated form is the building block for the paired helical filaments and the neurofibrillary tangles (“NFTs”); one of the hallmark pathologies associated with AD. There is a high correlation among the presence of hyperphosphorylated tau, NFTs and AD. Thus, it is believed that the hyperphosphorylated tau represents an early abnormality in the Alzheimer’s disease process.

Articles published in the scientific journals Nature (co-authored by Dr. Peter Davies) and Proceedings of the National Academy of Sciences have described research showing that a mutation in the gene that codes for tau is associated with dementia. The research described in the articles demonstrates that abnormal tau represents an appropriate target for research on neurodegenerative diseases, such as Alzheimer’s disease. Applied NeuroSolutions scientists and Dr. Davies have been applying their expertise in research directed towards abnormal tau for many years and have developed a vast array of proprietary antibodies which are being used in the development of our diagnostic pipeline to detect AD, and targets directed at AD therapeutic solutions.

We are involved in the discovery and development of novel therapeutic targets for the development of treatments for Alzheimer’s disease based upon a concept developed by Peter Davies, Ph.D., the Company’s founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at AECOM. As a result of Dr. Davies’ research, we are focused on discovery of unique therapeutic targets that may be involved in a common intracellular phosphorylation pathway leading to the development of the abnormal, destructive brain structures, amyloid plaques and neurofibrillary tangles, that are characteristic of Alzheimer’s disease. We have discovered biomarkers that we believe will aid in the development of effective AD treatments.

In November 2006, we announced an agreement with Eli Lilly and Company to develop therapeutics to treat AD. According to the terms of the agreement, we received $2 million in cash, including an equity investment of $500,000, from Lilly, plus we will receive annual research and development support for the duration of the collaboration agreement. In addition, Lilly will, based on the achievement of certain milestones, provide us with up to $10 million to $20 million per therapeutic compound. There are no assurances that any milestones will be met. Royalties are to be paid to us for AD therapies brought to market that result from the collaboration. Lilly received the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.

We have also been working on both a cerebrospinal fluid (“CSF”) based test and serum based tests to detect AD at an early stage. In a research setting, our CSF-based test has demonstrated an ability to differentiate AD patients from those with other diseases that have similar symptoms. There is currently no FDA approved diagnostic test to detect Alzheimer's disease.

Our product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD. This diagnostic, based upon the detection of a certain AD associated protein found in the CSF of AD patients, has achieved, in research based validation studies, an overall sensitivity and specificity in the range of 85% to 95%. This is based on extensive testing in our lab, utilizing CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls.   In 2005, we submitted Pre-IDE documents to the FDA and had a Pre-IDE meeting with the FDA in November 2005. Subsequent to our meeting with the FDA, we worked with our clinical consultants to refine our clinical protocol. At that time, work was suspended due to funding constraints. We are planning to continue development of our CSF-based diagnostic test while seeking appropriate partnerships and expertise to assist us in advancing towards commercialization.

We are developing serum-based diagnostic tests to detect Alzheimer’s disease that could have a much larger potential market than the CSF-based diagnostic test. In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of serum-based diagnostic tests for AD. We are currently working on developing new tools that may enable us to best utilize Nanosphere’s proprietary technology to further evaluate and develop serum-based diagnostic tests.

In order to maximize the value, and minimize the time to market, of our diagnostic programs, we may seek some form of partnering, including collaborations, strategic alliances and/or licensing opportunities.

History
On September 10, 2002, Hemoxymed, Inc. and Molecular Geriatrics Corporation (“MGC”) established a strategic alliance through the closing of a merger (the “Merger”). The Merger Agreement provided that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies. In October 2003, we changed our name to Applied NeuroSolutions, Inc. The Merger transaction has been accounted for as a reverse merger. For financial reporting purposes, MGC is continuing as the primary operating entity under the Company’s name, and its historical financial statements have replaced those of the Company. Thus, all financial information prior to the Merger date is the financial information of MGC only.

After the Merger, we had two wholly-owned operating subsidiaries, which we dissolved during 2004. The assets of these dissolved subsidiaries were transferred to us.

One of the wholly-owned operating subsidiaries we dissolved was MGC, a development stage biopharmaceutical company incorporated in November 1991, with operations commencing in March 1992, to develop diagnostics to detect AD, and therapeutic targets directed at AD solutions.

The other wholly-owned operating subsidiary we dissolved was Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, medical needs. We are not currently funding the development of this technology.

We are subject to risks and uncertainties common to small cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations. We have experienced significant operating losses since our inception. As of December 31, 2006, we had an accumulated deficit of approximately $45.5 million. Notwithstanding payments that we may receive under our collaboration agreement with Eli Lilly and Company, we expect to incur operating losses over the next several years as our research and development efforts continue. We need to raise additional capital before May 2007 to continue our operations.

We currently have no regulatory approved therapeutic or diagnostic products on the market and have not received any commercial revenues from the sale or license of any such products.

Alzheimer's Disease Background

Alzheimer’s disease is the most common cause of dementia among people age 65 and older. Dementia is the loss of memory, reason, judgment and language to such an extent that it interferes with a person’s daily life and activities. Currently it is estimated that over five million people in the U.S. have Alzheimer’s disease and the national cost of caring for people with Alzheimer’s is thought to be $100 billion annually. The market for AD therapy is expected to grow, based on the aging demographic of the seven major pharmaceutical markets (USA, France, Germany, Italy, Spain, U.K. and Japan). Currently there are only five drugs approved in the U.S. to treat AD. All of these drugs are primarily acetylcholinesterase inhibitors and are only beneficial in treating symptoms associated with AD in a minority of AD patients.

Alzheimer’s disease is an intractable, chronic and progressively incapacitating disease characterized by the degeneration and death of several types of neurons in certain regions of the brain. Patients affected by the disease initially suffer loss of memory, then a decline of intellectual abilities severe enough to interfere with work and activities of daily living, followed by severe dementia and, finally, death. This illness, currently estimated to affect over five million people in the United States, and as many as twenty-four million people worldwide, is a leading cause of death behind cardiovascular disease and cancer. While the disease is most common in the elderly, affecting nearly 10% of people age 65 and older and up to 50% of people age 85 and older, it has been diagnosed in patients in their 40’s and 50’s. Alzheimer’s disease, at present, can be conclusively diagnosed only by histological examination of the brain by biopsy or autopsy. The diagnosis of patients suspected of having AD is therefore typically made through a process of elimination, by conducting neurological and psychiatric examinations, extensive laboratory tests and brain imaging to rule out other conditions (such as stroke, brain tumor, or depression) with similar symptoms.

Alzheimer’s disease was first described in 1907 by Dr. Alois Alzheimer, a German psychiatrist who discovered large numbers of unusual microscopic deposits in the brain of a demented patient upon autopsy. These deposits, called amyloid plaques and neurofibrillary tangles, are highly insoluble protein aggregates that form in the brains of AD patients in particular regions, including those involved with memory and cognition. Generally, amyloid plaques are deposited on the surface of neurons, whereas neurofibrillary tangles are formed within neurons. The plaques and tangles are associated with degeneration and loss of neurons. The actual loss of neurons, as well as the impaired function of surviving neurons, is generally believed to be the key neuropathological contributors to the memory loss and dementia that characterizes Alzheimer’s disease.

Therapeutic Program

We are working to discover and develop novel therapeutic targets for the development of treatments for AD. The basis for this work is Dr. Davies discovery of a novel initiation point that we believe is common to the ultimate development of both the neurofibrillary tangles and amyloid plaques. A patent application was filed in 2005 covering Dr. Davies work relative to this area. As a result of Dr. Davies’ research, we are focused on the discovery of unique therapeutic targets that may be involved in a common intracellular phosphorylation pathway leading to the development of abnormal, destructive brain structures characteristic of AD. In November 2006, we announced an agreement with Eli Lilly and Company to develop therapeutics to treat AD. In conjunction with Lilly, we are developing novel therapeutics for the treatment of Alzheimer’s disease based upon a concept developed by Dr. Davies. The agreement forms a collaboration that will combine the expertise, research tools and tau-based approach advanced by Dr. Davies and our team at APNS with the scientists, therapeutic development expertise and financial resources at Eli Lilly and Company. Lilly has an exclusive world-wide license to manufacture, market and sell any AD therapeutic that comes to market from our collaboration agreement.

The market potential for a drug to effectively treat Alzheimer’s disease is extremely large. Currently there are only five drugs approved in the U.S. to treat AD. All of these drugs are primarily acetylcholinesterase inhibitors and are only beneficial in treating symptoms associated with AD in a minority of AD patients. Despite the problems with the currently approved therapeutics, market research data indicate that these drugs sell nearly $3 billion annually in the U.S. The therapeutic market is estimated to be in excess of $6 billion for effective therapeutics by 2010 in the U.S.

Diagnostic Program

Alzheimer’s disease, at present, can be conclusively diagnosed only by histological examination of the brain by biopsy or autopsy. The diagnosis of patients suspected of having AD is therefore typically made through a process of elimination, by conducting neurological and psychiatric examinations, extensive laboratory tests and brain imaging to rule out other conditions (such as stroke, brain tumor, or depression) with similar symptoms. The AD predictive accuracy of such exams is generally in the range of 75%-85% in some of the larger AD centers, but is usually closer to 60%, on average, when diagnosed outside of the larger AD centers. Costs to patients for such testing can range from $1,000 - $4,000, including imaging procedures. A simple, predictive, accurate and cost effective diagnostic test would therefore address a large unmet medical need. According to a report by the research organization, Datamonitor, the market for an AD diagnostic test could be up to $160 million in the U.S. for a CSF-based test and significantly higher for a serum-based test, which could potentially be utilized as a routine screening test.

Our approach to meeting this need is based on Dr. Davies’ research of the tau pathology, and revolves around building a pipeline of diagnostic tests, including: (i) the detection of hyperphosphorylated tau in CSF, (ii) a screening test to rule out AD in serum, and (iii) the detection of hyperphosphorylated tau in serum. Competitive diagnostics in development, as well as some that are marketed through reference laboratories, include approaches which attempt to identify AD patients by measuring: (i) normal tau, total tau or phosphorylated tau in CSF, either individually, or as part of a panel, (ii) beta amyloid, (iii) neural thread protein in CSF and/or urine, (iv) amyloid derived diffusible ligands (ADDL’s) in CSF, (v) imaging plaques in the brain, or (vi) employing proteomic or genetic markers for AD.

We have completed the development of a prototype diagnostic test utilizing CSF. To date, we have completed numerous validation studies comprising in excess of 3,500 CSF samples utilizing our diagnostic test in our lab. These studies were designed using human CSF in blinded samples to determine the test’s ability to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls. These studies have shown the ability of our test to correctly identify the patients diagnosed with AD with an overall sensitivity and specificity in the 85% to 95% range. The studies have been published in peer reviewed scientific journals such as Neuroscience Letters, Archives of Neurology, and American Journal of Psychiatry. We currently have 15 peer-reviewed publications that report the performance of our CSF-based test in various patient populations, including AD, mild cognitive impairment (“MCI”), depression, other neurological disorders and normal controls. In addition, a study has been published in Annals of Neurology addressing the relationship between phosphotau levels in CSF and natural AD progression. We have shown with our test that phosphotau concentrations in CSF correlate well with the degree of cognitive impairment.

A study published in the January 2004 edition of Archives of General Psychiatry has shown that detecting phosphorylated tau (“ptau”) proteins in CSF comes closest to fulfilling the criteria of a biological marker for AD. This publication reported that our CSF-based test exceeded standards for an AD diagnostic test established by the National Institute of Aging and the Ronald and Nancy Reagan Research Institute of the Alzheimer’s Association in a 1998 published “Consensus Report”. It was determined by that group that a successful biological marker would be one that had a sensitivity level and specificity level of at least 80%.

Studies published in the December 2005 edition of Neuroscience Letters and in the March 2006 journal Neurobiology of Aging support the use of our CSF-based diagnostic test in identifying individuals with mild cognitive impairment (“MCI”) who, over time, are most likely to develop AD.

A study published in the January 2006 journal Neurobiology of Aging reported on the ability of our CSF-based test to distinguish AD from Creutzfeldt-Jacob disease, either alone or in combination with a total tau test.

A report published in the November 2006 edition of Brain describes a study utilizing our CSF-based test that shows a high correlation of phosphotau 231 levels from 26 living patients with the neurofibrillary pathology subsequently observed in those 26 patients upon autopsy.

While results in the above noted published studies demonstrate that our CSF-based test may represent an effective, early, biochemical marker for AD, the results may not be predictive of results that may be obtained in clinical studies. Our CSF-based test detects a characteristic feature of pathophysiology and may allow one to track disease progression as well as accurately discriminate between AD patients, patients with other forms of dementia, and patients with other neurological diseases.

In 2006, we completed two research agreements under which we performed certain research services under a fee for service contract. These agreements are unrelated to the development of any of our potential products or technologies. While providing useful data to further validate our CSF-based test, these research agreements, however, are not collaboration agreements and do not provide us with any future milestone or royalty payments (for example, in the event that a product is brought to market) or rights to future agreements with these companies. Furthermore, these agreements are not financially material to the success of our business, but are evidence, however, of our ability to enter into working relationships with major pharmaceutical companies. We cannot provide any assurances that these agreements will lead to future agreements with these companies or any other major pharmaceutical company or biotechnology company.

In December 2004, we announced a non-exclusive license agreement with bioMérieux, S.A., a leading international diagnostics company, with the aim of bringing to market on a worldwide basis the first definitive biologic test for the diagnosis of AD. The agreement granted bioMérieux an option to further evaluate our technology. The option period was extended and has subsequently expired. bioMérieux has communicated to us that they have embarked on a new strategic direction and therefore, we will not be moving forward with bioMérieux relative to our CSF-based diagnostic test.

In 2006, we continued to make improvements to the effectiveness and ease-of-use of our CSF-based diagnostic test, and explored the utilization of our CSF-based test in the mild cognitive impaired (“MCI”) population. In order to maximize the value, and minimize the time to market, of our diagnostic programs, we may seek some form of partnering, including collaborations, strategic alliances and/or licensing arrangements.

Before approval by the FDA for general sale, under certain conditions, companies can supply either “investigational use only” or “research use only” assay kits under the Clinical Laboratory Improvement Amendment (“CLIA”) of 1988. We have had discussions with reference laboratories for distribution of our diagnostic under a CLIA exemption. No agreements have been reached with any reference lab. As part of our plan to seek commercialization opportunities for our proposed diagnostic products, we may continue to pursue some form of agreement with a reference lab.

We are developing serum-based diagnostic tests to detect Alzheimer’s disease that could have a much larger potential market than the CSF-based diagnostic test. In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of serum-based diagnostic tests for AD. We are currently working on developing additional tools that may enable us to best utilize Nanosphere’s proprietary technology to further evaluate and develop serum-based diagnostic tests.

Transgenic Mice Model

To date, no widely accepted animal model for AD has been developed. However, Dr. Peter Davies, through collaboration with a researcher at Nathan Klein Institute (“NKI”), has developed a transgenic mouse containing the human tau (“htau”) gene that develops human paired helical filaments, the building blocks of the neurofibrillary tangles, which are known to be involved in the pathology of Alzheimer’s disease. The pathology in these mice is Alzheimer-like, with hyperphosphorylated tau accumulating in cell bodies and dendrites as neurofibrillary tangles. In addition, these transgenic mice have exhibited extensive neuronal death, which accompanies the tau pathology. These transgenic mice could be used for testing the efficacy of therapeutic compounds. AECOM and the New York State Office of Mental Health, the agency that oversees NKI, each have an interest in these transgenic mice. Through our license agreements with AECOM, we have license rights to AECOM’s interest in these transgenic mice. In 2006, we entered into additional license agreements that provide us with the exclusive rights to sell these mice. The mice are currently available through Jackson Laboratories. In December 2006, we entered into our first agreement to sell a breeding pair of these mice.

Research and Product Development

During the next twenty-four (24) months, we expect to spend a significant amount of our financial resources on research and development activities. We incurred costs of approximately $2,119,000 in 2006 and $1,891,000 in 2005 on research and development activities. Since we are not yet engaged in the commercial distribution of any diagnostic or therapeutic products and we have no revenues from the sale of any such products, these research and development costs must be financed by us. Throughout our collaboration with Eli Lilly and Company, Lilly will provide annual research and development support that partially offsets these expenses. We estimate that we will incur costs of approximately $150,000 to $180,000 per month on research and development activities over the next twenty-four months. This excludes the non-cash charges resulting from accounting for equity instruments included in such monthly expenditures. These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available and our development schedule. Results of preclinical therapeutic studies, diagnostic validation and proof of concept work, clinical trials, regulatory decisions and competitive developments may significantly influence the amount of our research and development expenditures.

Sales and Marketing

We do not have marketing and sales expertise or personnel. As we currently do not intend to develop a marketing and sales force, we will depend on arrangements with corporate partners or other entities for the marketing and sale of our proposed products. Under our agreement with Eli Lilly and Company, Lilly has an exclusive world-wide license to market and sell any AD therapeutic that comes to market from our collaboration agreement. We do not currently have any agreements with partners or other entities to provide sales and marketing services for our proposed diagnostic products, but would seek those arrangements at the appropriate time.

Manufacturing

We currently do not have any facilities suitable for manufacturing on a commercial scale basis any of our proposed products nor do we have any experience in volume manufacturing. We will either find our own manufacturing facilities, hire additional personnel with manufacturing experience and comply with the extensive Good Manufacturing Practices (GMP) regulations of the FDA and other regulations applicable to such a facility, rely upon third-party manufacturers to manufacture our proposed products in accordance with these regulations, or we will most likely utilize the capabilities of our partners and/or collaborators. Under our agreement with Eli Lilly and Company, Lilly has an exclusive world-wide license to manufacture any therapeutic for AD that comes to market from our collaboration agreement.

Competition

Companies in the pharmaceutical, diagnostic and biotechnology fields are subject to intense competition. We compete with numerous larger companies that have substantially greater financial and other resources and more experience. The principal factors affecting our competitive markets include scientific and technological factors, the availability of patent and other protection for technology and products, the ability and length of time required to obtain governmental approval for testing, manufacturing, marketing and physician acceptance. Companies that complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before us may achieve a significant competitive advantage. In addition, such companies may succeed in developing products that are more effective and less costly than products that may be developed by us. There can be no assurance that developments by other companies will not render our products or technologies obsolete or noncompetitive or that we will be able to keep pace with the technological developments of our competitors.

We believe that some of our competitors are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic or diagnostic effect than products being developed by us. These competing products may be more effective and less costly than the products developed by us.

Significant levels of research within our fields of interest occur at universities, non-profit institutions, and for-profit organizations. These entities compete with us in recruiting skilled scientific talent.

We believe that our ability to compete successfully will depend upon our ability to create and maintain scientifically advanced technology, obtain adequate funding, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for our products, develop strategic alliances to enhance the likelihood of success, obtain required regulatory approvals and manufacture and successfully market our products either directly by us or through our collaboration with Eli Lilly and Company and other collaborations or partnerships we may enter into.

Diagnostics

There is currently no FDA-approved biochemical diagnostic to detect Alzheimer's disease ("AD"), although there are tests available under the CLIA exemption through reference labs. Our CSF-based diagnostic to detect AD, if successfully marketed, would compete against, or augment, the most widely used current practice of detecting AD through a battery of tests, namely neurological and psychiatric examinations, extensive laboratory tests and brain imaging to rule out other conditions (such as stroke, brain tumor, or depression) with similar symptoms. The AD predictive accuracy of such a battery of exams is generally in the range of 75%-85% in some of the larger AD centers, but is usually closer to 60% when diagnosed outside of the AD centers. Costs to patients for such testing can range from $1,000 - $4,000, including imaging procedures. A simple, predictive, accurate and cost effective diagnostic test could, therefore, be an attractive alternative for medical practitioners and insurers to the current practice to detect AD. According to a report by the research organization, Datamonitor, the market for an AD diagnostic test could be up to $160 million in the U.S. for a CSF test and significantly higher for a serum-based test, which could potentially be utilized as a routine screening test.

We are aware of other companies and academic institutions pursuing the development of biochemical markers to be utilized in the diagnosis of AD. Potential competitors include Nymox Pharmaceutical Corp. and Innogenetics, who are both developing diagnostic tests for AD. Athena Diagnostics has “research use only” type CSF-based tests available, and others (Satoris, Power 3 Medical, Proteosome Science, and Bio-Rad/Cyphergen) have programs directed toward identifying proteomic or genetic markers for AD. Competitive diagnostics in development, as well as some that are marketed through reference laboratories, include approaches which attempt to identify AD patients by measuring: (i) normal tau, total tau or phosphorylated tau in CSF, either individually, or as part of a panel, (ii) beta amyloid, (iii) neural thread protein in CSF and/or urine, (iv) amyloid derived diffusible ligands (ADDL’s) in CSF, (v) imaging plaques in the brain, or (vi) employing proteomic or genetic markers for AD. Much of our knowledge of potential competitors and their diagnostic tests comes from our review of published articles in scientific journals. Recent articles indicate that tests being developed by these companies and others are unable to adequately distinguish AD from other brain disorders or are in too early a development stage to be evaluated. At this time, we believe our CSF-based diagnostic test exhibits a unique ability to recognize early stage AD and to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls.

Therapeutics

The only current strategy available for the pharmaceutical management of AD in the U.S. is symptomatic treatment through the use of acetylcholinesterase (“AchE”) inhibitors, of which there are five currently marketed by some of the largest pharmaceutical companies, including; Aricept (Pfizer), Exelon (Novartis), Reminyl (Johnson & Johnson), Tacrine (Pfizer), and Memantine (Forest Labs). Despite limited clinical effectiveness and a poor safety and side effect profile, sales in the U.S. in 2006 are estimated to be nearly $3 billion, according to IMS Health.

The market for AD therapy is expected to grow, based on the aging demographic of the seven major pharmaceutical markets (USA, France, Germany, Italy, Spain, U.K. and Japan). AchE inhibitors remain the largest class of drugs within the late stage development pipeline. However, their apparent limited efficacy would seem to provide an opportunity for other promising compounds. It is estimated that over 100 potential compounds are currently being developed by both major pharmaceutical companies as well as small biotech companies. The lack of current effective pharmacological therapy for an increasing AD population provides an attractive opportunity for therapeutics we may discover utilizing our novel therapeutic approach in our collaboration with Eli Lilly and Company.

Patents, licenses, trade secrets and proprietary rights

Our success depends and will continue to depend, in part, upon our ability to retain our exclusive licenses, to maintain patent protection for our products and processes, to preserve our trade secrets and proprietary information and to operate without infringing the proprietary rights of third parties. We believe in securing and supporting a strong competitive position through the filing and prosecution of patents where available, and through trade secrets, when patenting is precluded.

We have filed patent applications in the U.S. for composition of matter and use of compounds to treat AD, method of use, as well as applications covering aspects of the diagnostic test technologies and methods for developing novel therapeutic screens for the discovery of compounds useful in the treatment of AD, novel approaches to therapeutic intervention, transgenic mouse production and a novel gene. Patent Cooperation Treaty (P.C.T.) applications have been filed abroad, when applicable.

In March 2004 we were notified by email from Innogenetics, a Belgian biopharmaceutical company involved in specialty diagnostics and therapeutic vaccines, that it believes the CSF diagnostic test we have been developing uses technology that is encompassed by the claims of their U.S. patents. Innogenetics also informed us that it could be amenable to entering into a licensing arrangement or other business deal with APNS regarding its patents. We had some discussions with Innogenetics concerning a potential business relationship, however no further discussions have been held since the second quarter of 2006.

We have reviewed these patents with our patent counsel on several occasions prior to receipt of the email from Innogenetics and subsequent to receipt of the email. Based on these reviews, we believe that our CSF diagnostic test does not infringe the claims of these Innogenetics patents. If we were unable to reach a mutually agreeable arrangement with Innogenetics, we may be forced to litigate the issue. Expenses involved with litigation may be significant, regardless of the ultimate outcome of any litigation. An adverse decision could prevent us from possibly marketing a future diagnostic product and could have a material adverse impact on our business.

Alzheimer's disease technology license

We have various License and Collaborative Research Agreements (the "Agreements") with Albert Einstein College of Medicine ("AECOM"). These Agreements grant us the exclusive rights to neurodegenerative disease technology, primarily Alzheimer's disease technology for diagnostic and therapeutic applications from Dr. Peter Davies’ lab at AECOM. These Agreements were amended in March 2002, in September 2002, and again in October 2006 and remain effective on an evergreen basis. The minimum annual payments to be made to AECOM, which consist of payments due for support of research conducted in Dr. Davies' lab and for annual license maintenance, are as follows:

Year	Amount

2007	$475,000
2008 and each subsequent year	$500,000

We are obligated to continue to pay AECOM $500,000 for each year after 2007 in which the Agreements are still in effect. In addition, we are obligated to pay AECOM a percentage of all revenues we receive from selling and/or licensing aspects of the AD technology licensed under the Agreements that exceeds the minimum obligations reflected in the annual license maintenance payments.

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

Government regulation

The research, development, manufacture, and marketing of our potential products are subject to substantial regulation by the U.S. Food and Drug Administration (“FDA”) in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of our potential products.

Therapeutics

As an initial step in the FDA regulatory approval process for a prospective therapeutic product, preclinical studies are typically conducted in animals to identify potential safety problems. For certain diseases, animal models may exist which are believed to be predictive of human efficacy. For these diseases, a drug candidate is tested in an animal model. The results of the studies are submitted to the FDA as a part of an Investigational New Drug Application (“IND”), which is filed to comply with FDA regulations prior to beginning human clinical testing.

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

Data from preclinical testing and clinical trials are submitted to the FDA in a New Drug Application (“NDA”) for marketing approval. Preparing an NDA involves considerable data collection, verification, analysis and expense, and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied or require additional testing or information. Among the conditions for marketing approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's good manufacturing practices (“GMP”) regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments serving the U.S. markets, both foreign and domestic, are subject to inspections by, or under the authority of, the FDA and by other federal, state or local agencies.

The process of completing clinical testing and obtaining FDA approval for a new drug is likely to take a number of years from the commencement of the clinical trial and require the expenditure of substantial resources.  We would require significant additional funds in the future to finance the clinical testing process if we developed any therapeutic products on our own. Under our agreement with Eli Lilly and Company, however, Lilly will finance the clinical testing process of any AD therapeutic developed from our collaboration.

Diagnostic

In vitro diagnostic products have a different path to regulatory approval, i.e., the Premarket Approval Application (“PMA”) process regulated by the Office of In Vitro Diagnostic Device and Safety (“OIVD”) of the FDA. The regulatory process leading to a submission of an in vitro diagnostic device PMA for FDA approval to market involves a multistage process including: (1) a Pre-Investigational Device Exemption (“Pre-IDE”) program in which preliminary information is submitted to the FDA for review and guidance on, and acceptance of, the test protocol and proposed clinical trial to evaluate the safety and effectiveness of an in vitro diagnostic product followed by, (2) an Investigational Device Exemption (“IDE”) submission for approval to allow the investigational diagnostic device to be used in a clinical study in order to (3) collect safety and effectiveness data required to support a PMA to receive FDA approval to market a device. We have submitted preliminary information to the FDA (step 1 above) and had a face-to-face meeting with the FDA. Data from a clinical trial is used to evaluate the clinical performance of the diagnostic test. Before FDA approval for general sale, under certain conditions, companies can supply either “investigational use only” or “research use only” assay kits under the Clinical Laboratory Improvement Amendment (“CLIA”) of 1988. Whether we will be able to market kits under these regulatory categories, or obtain final approval for a kit for specific claims, is uncertain given changing regulatory environments in most major markets.

Whether or not FDA approval has been obtained, regulatory authorities in foreign countries must grant approval prior to the commencement of commercial sales of the product in such countries. The requirements governing the conduct of clinical trials and market entry vary widely from country to country, and the time required for clearance may be longer or shorter than that required by the FDA. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own procedures and requirements.  We would require significant additional funds in the future to finance the clinical testing process if we developed any diagnostic products on our own.   As funds permit, we will continue advancing the development of our diagnostic program, while pursuing appropriate partnering and/or out-licensing opportunities.

Environmental regulation

In connection with our research and development activities, our business is, and will in the future continue to be, subject to regulation under various state and federal environmental laws. These laws and regulations govern our use, handling and disposal of various biological and chemical substances used in our operations. Although we believe that we have complied with these laws and regulations in all material respects and we have not been required to take any action to correct any noncompliance, there can be no assurance that we will not be required to incur significant costs of comply with health and safety regulations in the future.

Employees

As of March 31, 2007 we had eight full-time employees, four of whom have advanced scientific degrees. None of our employees are covered by a collective bargaining agreement and we believe all relations with our employees are satisfactory. In addition, to complement our internal expertise, we have license agreements with AECOM that provide access to Dr. Peter Davies and the academic researchers in his lab and we contract with other academic research laboratories and scientific consultants that provide pertinent expertise with therapeutic and diagnostic development. In the future, we may hire additional research, development and other personnel in addition to utilizing consultants.

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

As of December 31, 2006, we had $1,433,250 of cash on hand. Since we do not expect to generate significant revenues from operations in 2007, we will be required to raise additional capital in financing transactions or through some form of collaborative partnership in order to satisfy our expected cash expenditures. We expect to raise such additional capital by selling shares of our capital stock, receiving funds upon exercises of existing warrants and/or stock options or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. Further, if we sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease operations altogether.

We have had net losses for each of the years ended December 31, 2006 and 2005, and we have an accumulated deficit of $45.5 million as of December 31, 2006. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions, and receipt of payments from collaborative partnerships. If we are unable to raise additional capital, we may be forced to discontinue our business.

We are a development stage company without any products currently in clinical trials

We are a development stage company. Our product furthest along in development is a diagnostic test which detects Alzheimer’s disease utilizing cerebrospinal fluid (CSF) and we are continuing the development. Our other potential diagnostic and therapeutic products and technologies are early in the research and development phase, and product revenues may not be realized from the sale of any such products for at least the next several years, if at all. Our proposed products will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval. There can be no assurances that our research and development efforts will be successful, that our potential products will prove to be safe and effective in clinical trials or that we will develop any commercially successful products. We currently have no approved products on the market and have not received any commercial revenues from the sale or license of any diagnostic or therapeutic products.

We have a history of operating losses and expect to sustain losses in the future

We have experienced significant operating losses since our inception. As of December 31, 2006, we had an accumulated deficit of approximately $45.5 million. We expect to incur operating losses over the next several years as our research and development efforts continue. Our ability to achieve profitability depends in part upon our ability, alone or with or through others, to raise additional capital to execute our business plan, to complete development of our proposed products, to obtain required regulatory approvals, to manufacture and market our products, and to successfully commercialize our approved products.

We need to raise additional capital by May 2007, however, we may not be able to raise such capital, or we may only be able to raise capital on unfavorable terms

Our operations to date have consumed substantial amounts of cash. Our development of our technologies and potential products will require substantial funds to conduct the costly and time-consuming activities necessary to research, develop and optimize our technologies, and ultimately, to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors, including:

•	continued scientific progress in the research and development of our technologies;
•	our ability to establish and maintain collaborative arrangements with others for product development;
•	progress with validation testing, pre-clinical and clinical trials;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	competing technological and market developments;
•	changes in our existing research relationships; and
•	effective product commercialization activities and arrangements.

We anticipate that our cash balances as of December 31, 2006, coupled with anticipated funds to be received from operations, will be sufficient to cover our planned research and development activities and general operating expenses, into May 2007. We will need additional funding prior to May 2007 to cover operations, and to fund costs of any products in development. If additional funding is not obtained, we will not be able to fund costs of any programs, and we may have to significantly minimize or eliminate our programs, and possibly discontinue all our product development and/or our operations. We are currently evaluating our options to maximize the value of our diagnostic technology, including seeking partnerships and  licensing arrangements.

We face extensive governmental regulation and any failure to comply could prevent or delay product approval or cause the disallowance of our products after approval

The U.S. Food and Drug Administration, and comparable agencies in foreign countries, impose many requirements on the introduction of new therapeutics through lengthy and detailed clinical testing procedures, and other costly and time consuming compliance procedures relating to manufacture, distribution, advertising, pricing and marketing of pharmaceutical products. These requirements make it difficult to estimate when any of our products in development will be available commercially, if at all.

The regulatory process takes many years and requires the expenditure of substantial resources. Clinical trials for diagnostic products, including the FDA submission and approval process, generally take less time than for therapeutic products. Data obtained from pre-clinical and clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. We may also encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop our products and/or the period required for review of any application for regulatory agency approval of a particular product. Delays in obtaining regulatory agency approvals will make the projects more costly and adversely affect our business.

Diagnostic products have a different path to regulatory approval than the path for pharmaceutical products. In vitro diagnostic products have a different path to regulatory approval, i.e., the Premarket Approval Application (PMA) process regulated by the Office of In Vitro Diagnostic Device and Safety (OIVD) of the FDA. The regulatory process leading to a submission of an in vitro diagnostic device PMA for FDA approval to market involves a multistage process including: (1) a Pre-Investigational Device Exemption (Pre-IDE) program in which preliminary information is submitted to the FDA for review and guidance on, and acceptance of, the test protocol and proposed clinical trial to evaluate the safety and effectiveness of an in vitro diagnostic product followed by, (2) an Investigational Device Exemption (IDE) submission for approval to allow the investigational diagnostic device to be used in a clinical study in order to (3) collect safety and effectiveness data required to support a PMA to receive FDA approval to market a device.

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

In 2005 we filed with the FDA a Pre-Investigational Device Exemption (“Pre-IDE”) application with respect to our CSF-based diagnostic test and we had our Pre-IDE meeting with the FDA in November 2005. Subsequent to our meeting with the FDA, we worked with our clinical consultants to refine our clinical protocol. At that time, work was suspended due to funding constraints. It is uncertain when we will file a Pre-IDE for our serum-based diagnostics in development. We have not filed any Investigation New Drug (“IND”) with respect to our AD therapeutic, and the timing of such filing in the future is uncertain, and subject to the progress of our collaboration with Eli Lilly and Company. We cannot predict with certainty when we might submit any of our proposed products currently under development for regulatory review.  Once we submit a proposed product for review, the FDA or other regulatory agencies may not issue their approvals on a timely basis, if at all. If we are delayed or fail to obtain such approvals, our business may be adversely affected. If the FDA grants approval for a drug or device, such approval may limit the indicated uses for which we may market the drug or device and this could limit the potential market for such drug or device. Furthermore, if we obtain approval for any of our products, the marketing and manufacture of such products remain subject to extensive regulatory requirements. Even if the FDA grants approval, such approval would be subject to continual review, and later discovery of unknown problems could restrict the products future use or cause their withdrawal from the market. If we fail to comply with regulatory requirements, either prior to approval or in marketing our products after approval, we could be subject to regulatory or judicial enforcement actions. Failure to comply with regulatory requirements could, among other things, result in:

•	product recalls or seizures;
•	fines and penalties;
•	injunctions;
•	criminal prosecution;
•	refusals to approve new products and withdrawal of existing approvals; and/or
•	enhanced exposure to product liabilities.

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

    Under our agreement with Eli Lilly and Company, however, all aspects of our therapeutic collaboration will be largely funded by Lilly.
We may not identify a cost effective protocol for obtaining FDA approval that could yield desired claims for any of our proposed products

Prior to beginning the clinical testing process required to obtain FDA approval for any of our proposed products, we must determine if there is a cost effective protocol that would be acceptable to the FDA and offer the opportunity to obtain desired claims and indications. If a cost effective clinical testing protocol can’t be structured in a time appropriate duration for a specific proposed product, we will not attempt to obtain FDA approval for that proposed product. This may reduce or eliminate any potential revenues we would receive from the proposed product.

Our technologies are subject to licenses and termination of the licenses would seriously harm our business

We have exclusive licenses with Albert Einstein College of Medicine ("AECOM") covering virtually all of our Alzheimer's disease technology, including all our AD related diagnostic and therapeutic products currently in development. We depend on these licensing arrangements to maintain rights to our products under development. These agreements require us to make payments in order to maintain our rights. The agreements also generally require us to pay royalties on the sale of products developed from the licensed technologies, fees on revenues from sublicensees, where applicable, and the costs of filing and prosecuting patent applications. We are currently in compliance with our license agreements, however, we will need to raise additional capital in order to meet our ongoing obligations to AECOM. If we fail to raise sufficient funds, and consequently default on our obligations to AECOM, our licenses could terminate, and we could lose the rights to our proprietary technologies. Such a loss would have a material adverse effect on our operations and prospects.

Our collaboration agreement with Eli Lilly and Company may not provide the future payments we anticipate over the course of the agreement

In November 2006, we announced an agreement with Eli Lilly and Company to develop therapeutics to treat AD. Lilly received the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles. Lilly may not advance any of the technology under the agreement as fast, or as far, as we would anticipate, if at all, to provide us with the milestone and royalty payments we expected when we signed the agreement. In addition, Lilly may decide to allocate internal resources to other projects and slow down, or stop the work, under our collaboration agreement for a period of time, which could cause our technology under the agreement not to be advanced at the rate we expected, or not be advanced at all. Such a situation could have a material adverse effect on our operations and prospects.

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

The value of our research could diminish if we cannot protect, enforce and maintain our intellectual property rights adequately

The pharmaceutical and diagnostic industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes, and where possible, we actively pursue both domestic and foreign patent protection for our proprietary products and technologies. Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. When patent protection is available, it is our policy to file patent applications in the United States and selected foreign jurisdictions. We currently hold and maintain 12 issued United States patents and various related foreign patents. Two of the issued United States patents are for our Alzheimer's diagnostic technology, nine of the issued United States patents are for our Alzheimer's therapeutic technology and one of the issued United States patents relates to transgenic animals. Two of the issued AD patents are assigned to AECOM and are licensed to us, and ten of the issued AD patents are assigned to us. We currently have six patent applications filed, two have Alzheimer's diagnostic applications, three have Alzheimer's therapeutic applications, and one has both Alzheimer's diagnostic and therapeutic applications. The issued United States Alzheimer's technology patents expire between 2014 and 2023. No assurance can be given that our issued patents will provide competitive advantages for our technologies or will not be challenged or circumvented by competitors. With respect to already issued patents, there can be no assurance that any patents issued to us will not be challenged, invalidated, circumvented or that the patents will provide us proprietary protection or a commercial advantage. We also rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality agreements with employees, consultants, collaborative partners and others. There can be no assurance that these agreements will not be breached.

The ability to develop our technologies and to commercialize products will depend on avoiding patents of others. While we are aware of patents issued to competitors, we are not aware of any claim of patent infringement against us, except as described in the following two paragraphs. Any potential patent infringement may require us to acquire licensing rights to allow us to continue the development and commercialization of our products. Any such future claims concerning us infringing patents and proprietary technologies could have a material adverse effect on our business. In addition, litigation may also be necessary to enforce any of our patents or to determine the scope and validity of third-party proprietary rights. There can be no assurance that our patents would be held valid by a court of competent jurisdiction. We may have to file suit to protect our patents or to defend use of our patents against infringement claims brought by others. Because we have limited cash resources, we may not be able to afford to pursue or defend against litigation in order to protect our patent rights.

In March 2004 we were notified by email from Innogenetics, a Belgian biopharmaceutical company involved in specialty diagnostics and therapeutic vaccines, that it believes the CSF diagnostic test we have been developing uses technology that is encompassed by the claims of its’ U.S. patents. Innogenetics also informed us that it could be amenable to entering into a licensing arrangement or other business deal with APNS regarding its patents. We had some discussions with Innogenetics concerning a potential business relationship, however no further discussions have been held since the second quarter of 2006.

We have reviewed these patents with our patent counsel on several occasions prior to receipt of the email from Innogenetics and subsequent to receipt of the email. Based on these reviews, we believe that our CSF diagnostic test does not infringe the claims of these Innogenetics patents. If we were unable to reach a mutually agreeable arrangement with Innogenetics, we may be forced to litigate the issue. Expenses involved with litigation may be significant, regardless of the ultimate outcome of any litigation. An adverse decision could prevent us from possibly marketing a future diagnostic product and could have a material adverse impact on our business.

We also rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets can be difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and others to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy if unauthorized disclosure of confidential information occurs. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive position. None of our employees, consultants, scientific researchers or collaborators has any rights to publish scientific data and information generated in the development or commercialization of our products without our approval, with the exception of Eli Lilly and Company’s rights under our collaboration agreement. Under the license agreements with us, AECOM has a right to publish scientific results relating to the diagnosis of AD and precursor or related conditions in scientific journals, provided, that AECOM must give us pre-submission review of any such manuscript to determine if it contains any of our confidential information or patentable materials.

We face large competitors and our limited financial and research resources may limit our ability to develop and market new products

The biotechnology, diagnostic and pharmaceutical markets generally involve rapidly changing technologies and evolving industry standards. Many companies, both public and private, are developing products to diagnose and to treat Alzheimer’s disease. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do. As a result, our competitors may more rapidly develop effective diagnostic products as well as therapeutic products that are more effective or less costly than any product that we may develop. Under our agreement with Eli Lilly and Company, however, all aspects of our therapeutic collaboration will be largely funded by Lilly.

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

We do not have manufacturing capability and we must rely on third party manufacturers to produce our products, giving us limited control over the quality of our products and the volume of products produced

While we have internally manufactured the reagents and materials necessary to conduct our activities related to development and validation of our diagnostic products, we do not currently have any large scale manufacturing capability, expertise or personnel and expect to rely on outside manufacturers to produce material that will meet applicable standards for clinical testing of our products and for larger scale production if marketing approval is obtained.

Under our agreement with Eli Lilly and Company, Lilly has an exclusive world-wide license to manufacture, market and sell any AD therapeutic that comes to market from our collaboration agreement. We do not have any manufacturing agreements for our proposed diagnostic products. We cannot assure that any outside manufacturer that we, or Lilly, select will perform suitably or will remain in the contract manufacturing business, in which instances we (or Lilly) would need to find a replacement manufacturer or we would have to develop our own manufacturing capabilities. If we are unable to do so, our ability to obtain regulatory approval for our products could be delayed or impaired. Our ability, and Lilly’s ability, to market our products could also be affected by the failure of our third party manufacturers or suppliers to comply with the good manufacturing practices required by the FDA and foreign regulatory authorities.

We do not have marketing and sales staff to sell our products and we must rely on third parties to sell and market our products, the cost of which may make our products less profitable for us

We do not have marketing and sales experience or personnel. As we currently do not intend to develop a marketing and sales force, we will depend on arrangements with partners or other entities for the marketing and sale of our proposed products. Under our agreement with Eli Lilly and Company, Lilly has an exclusive world-wide license to market and sell any AD therapeutic that comes to market from our collaboration agreement. We do not currently have any agreements with corporate partners or other entities to provide sales and marketing services for our proposed diagnostic products. We may not succeed in entering into any satisfactory third-party arrangements for the marketing and sale of our proposed products, or we may not be able to obtain the resources to develop our own marketing and sales capabilities. We may never have an AD therapeutic come to market under the Lilly agreement, or we may never have a diagnostic product come to market. The failure to develop those capabilities, either externally or internally, will adversely affect future sales of our proposed products.

We must rely on third party relationships to develop, manufacture and market our products without which we may fail

We do not possess all the resources necessary to complete the development, clinical testing, regulatory process, manufacturing, marketing and commercialization of our diagnostic and therapeutic products and we will need to obtain such resources from third parties. In order to obtain such resources, we will need to enter into collaborations with corporate partners, licensors, licensees and possibly relationships with third parties from whom we will outsource the necessary expertise and resources. Our success may depend on securing such relationships. This business strategy would utilize the expertise and resources of third parties in a number of areas including:

•	performing various activities associated with pre-clinical studies and clinical trials
•	preparing submissions seeking regulatory approvals
•	manufacture of kits and solutions
•	sales and marketing of our products

This strategy of reliance on third party relationships creates risks to us by placing critical aspects of our business in the hands of third parties, who we may not be able to control as effectively as our own personnel. For example, under our agreement with Eli Lilly and Company, Lilly has an exclusive world-wide license to manufacture, market and sell any AD therapeutics that comes to market from our collaboration agreement. We cannot be sure that the Lilly agreement or any future collaborative agreements will be successful. If these third parties, such as Eli Lilly and Company, do not perform in a timely and satisfactory manner, we may incur additional costs and lose time in our development and clinical programs as well as commercializing our products. To the extent we choose not to, or are not able to, establish such arrangements, we could experience increased risk and capital requirements.

We do not have the ability to conduct clinical trials independently. We intend to rely on our partners, clinical investigators and third-party clinical research organizations to perform a significant portion of these functions. There can be problems with using third party clinical research organizations such as:

•	we are not able to locate acceptable contractors to run this portion of our clinical trials
•	we can not enter into favorable agreements with them
•	third parties may not successfully carry out their contractual duties
•	third parties may not meet expected deadlines

If any of these problems occur, we will be unable to obtain required regulatory approvals and will be unable to commercialize our products on a timely basis, if at all.

We are dependent on our key employees and consultants, who may not readily be replaced

We are highly dependent upon the principal members of our management team, especially Ellen R. Hoffing, President and Chief Executive Officer, and Peter Davies, Ph.D., our founding scientist, as well as our other officers and directors. Ms. Hoffing’s employment began on August 29, 2006. Our consulting agreements with Dr. Davies are effective through November 2008, and we have employment agreements with John DeBernardis, Ph.D., Senior Advisor to Ms. Hoffing, Daniel Kerkman, Ph.D., Vice President of Research and Development, and David Ellison, Chief Financial Officer and Corporate Secretary, all of which run through October 31, 2007. We do not currently maintain key-man life insurance and the loss of any of these persons' services, and the resulting difficulty in finding sufficiently qualified replacements, would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.

Our success also will depend in part on the continued service of other key scientific and management personnel, and our ability to identify, hire and retain additional staff. We face intense competition for qualified employees and consultants. Large pharmaceutical companies and our competitors, which have greater resources and experience than we have, can, and do, offer superior compensation packages to attract and retain skilled personnel. As a result, we may have difficulty retaining such employees and consultants because we may not be able to match the packages offered by such competitors and large pharmaceutical companies, and we may have difficulty attracting suitable replacements.

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

If our current research collaborators, scientific advisors, and specifically our founding scientist, Dr. Peter Davies, terminate their agreements with us, or develop relationships with competitors, our ability to advance existing programs and add new tools and technologies could be adversely impacted.

We derive significant support and benefit from research collaborators and other expertise that we utilize. These collaborators are not our employees and operate under consulting agreements that are subject to termination provisions. Our core technology in the AD field is based on exclusive licenses with AECOM covering all of our diagnostic and therapeutic applications in the field of neurodegenerative diseases. We therefore cannot control the explicit amount of time or output that is derived from our collaborators through our agreements. Dr. Davies is currently actively deploying the time and resources at his lab at AECOM that is necessary to advance our collaboration agreement with Eli Lilly and Company. We may not derive any new or additional tools or technologies from our relationship with Dr. Davies at AECOM, that would be appropriate for us to develop, or that fall outside of the rights of the Lilly collaboration.

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

Potential product liability claims against us could result in reduced demand for our products or extensive damages in excess of insurance coverage

The use of our products in clinical trials or from commercial sales will expose us to potential liability claims if such use, or even their misuse, results in injury, disease or adverse effects. We intend to obtain product liability insurance coverage before we initiate clinical trials for any of our products. This insurance is expensive and insurance companies may not issue this type of insurance when needed. Any product liability claim resulting from the use of our diagnostic test in a clinical study, even one that was not in excess of our insurance coverage or one that is meritless, could adversely affect our ability to complete our clinical trials or obtain FDA approval of our product, which could have a material adverse effect on our business.

The healthcare reimbursement environment is uncertain and our customers may not get significant insurance reimbursement for our products, which could have a materially adverse affect on our sales and our ability to sell our products

Recent efforts by governmental and third-party payors, including private insurance plans, to contain or reduce the costs of health care could affect the levels of revenues and profitability of pharmaceutical, diagnostic and biotechnology products and companies. For example, in some foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government control. Pricing constraints on our potential products could negatively impact revenues and profitability.

In the United States and elsewhere, successful commercialization of our products will depend in part on the availability of reimbursement to the consumer using our products from third-party health care payors. Insufficient reimbursement levels could affect demand for our products, and therefore, our ability to realize an appropriate return on our investment in product development. Third-party health care payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. If we succeed in bringing one or more products to market, and the government or third-party payors fail to provide adequate coverage or reimbursement rates for those products, it could reduce our product revenues and profitability.

Current proposed regulations for reference laboratory developed diagnostic tests may impact our ability to sell our proposed diagnostic tests under the Clinical Laboratory Improvement Amendment (“CLIA”) exemption

Governmental agencies are currently reviewing additional regulations to be imposed on reference laboratory developed diagnostic tests, so called “homebrew” tests, including evidence of analytic and clinical validity and enhanced labeling requirements. In addition, there have been discussions concerning lower Medicare reimbursement for non-FDA approved tests. Increased FDA regulation could significantly increase the costs and significantly reduce the demand for reference laboratory developed diagnostic tests.

We must enroll a sufficient number of participants in our clinical trials and generate clinical data that shows our products are safe and effective in order to obtain the necessary regulatory approval to market our products

In order to sell our products, we must receive regulatory approval to market our products. Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through all necessary regulatory studies, including pre-clinical and clinical trials, that the product is safe and effective for use in each target indication. If our products fail in research, development and/or clinical trials, this may have a significant negative impact on us.

In addition, the results from pre-clinical testing and early clinical trials may not be predictive of results obtained in late stage clinical trials. There can be no assurance that our clinical trials will demonstrate sufficient safety and efficacy to obtain regulatory approvals. The completion rate of our clinical trials is dependent on, among other factors, the patient enrollment rate. Patient enrollment is a function of many factors including:

•	patient population size
•	access to patients
•	competitive trials
•	the nature of the protocol to be used in the trial
•	patient proximity to clinical sites
•	eligibility criteria for the study

Delays in patient enrollment would increase costs and delay ultimate sales, if any, of our products.

Our stock price may fluctuate significantly due to reasons unrelated to our operations, our products or our financial results. Our stock price may decrease if we have to issue a large number of shares of common stock that we may have to issue in order to raise the additional funds needed by May 2007.

Stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating performance or new product or service announcements. Broad market fluctuations, earnings and other announcements of other companies, general economic conditions or other matters unrelated to us or our operations and outside our control also could affect the market price of the Common Stock. During the 2005 and 2006 fiscal years and the three-month period ended March 31, 2007, the highest interday price of our stock was $0.50 and the lowest interday price of our stock during the same period was $0.09. We have sufficient cash to last into May 2007, and will need to raise additional funds prior to May 2007. In order to raise additional funds, we may have to sell a significant number of shares of our common stock and/or issue warrants exercisable to purchase shares of our common stock. While the inflow of additional funds may cause our stock price to increase, the prospect of issuing, or actual issuance of, a substantial number of additional shares of common stock may cause our stock price to decrease.

We will need to increase the number of our authorized shares of common stock in order to raise a meaningful amount of capital through the sale of equity securities. Such increase will require approval of our stockholders. If our stockholders do not approve the increase in authorized common stock, we will be limited in our ability to raise a significant amount of capital through the sale of equity securities.

We have 200,000,000 authorized shares of common stock. We current have 98,409,901 shares of common stock issued and outstanding, and we have reserved (i) 48,071,472 shares of common stock for issuance upon the exercise of outstanding warrants, (ii) 20,452,531 shares of common stock for issuance upon the exercise of outstanding options, and (iii) 400,000 shares of restricted stock to be issued to our CEO pursuant to the terms of her employment. Consequently, unless we increase our authorized shares of common stock, we only have 32,666,096 shares of common stock available for issuance in any capital raising transaction. Because we expect to have to issue warrants in any equity deal to raise capital, we will have significantly less than 32.6 million shares to sell, which reduces the amount of capital we could raise. In order to raise a significant amount of capital for future operations, we may need to increase our authorized common stock to at least 400 million shares, or more.

Our share price may decline due to a large number of shares of our common stock eligible for sale in the public markets and a large number of shares of our common stock that could be issued upon the exercise of warrants and options that are “in the money”

As of March 31, 2007, we have outstanding 98,409,901 shares of Common Stock, without giving effect to shares of Common Stock issuable upon exercise of (i) warrants issued in the February 2004 Offering, exercisable for 41,330,294 shares of our common stock (at an exercise price of $0.30 per share), (ii) the Placement Agent's warrants, exercisable for 3,143,335 shares of our common stock (at an exercise price of $0.30 per share), (iii) 10,452,531 options granted under our stock option plan, (iv) 10,000,000 options granted outside of our stock option plan, and (iv) 3,597,843 other warrants previously issued. Of such outstanding shares of Common Stock, all are freely tradable, except for any shares not yet registered, shares underlying stock options that are not yet vested, and any shares held by our "affiliates" within the meaning of the Securities Act (officers, directors and 10% security holders), which shares will be subject to the resale limitations of Rule 144 promulgated under the Securities Act. We will need to raise capital and this may cause us to issue additional shares of our common stock in 2007.

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

A limited market for our common stock and “Penny Stock” rules may make buying or selling our common stock difficult

Our common stock presently trades in the over-the-counter market on the OTC Bulletin Board. As a result, an investor may find it difficult to sell, or to obtain accurate quotations as to the price of, our securities. In addition, our common stock is subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. The SEC regulations generally define a penny stock to be an equity that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions and high net worth individuals). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. Moreover, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to transactions prior to sale. Regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their shares in the secondary market.

Our internal controls may not be adequate

Although we have performed an internal review of our controls and procedures and deemed them to be effective, Section 404 of the Sarbanes Oxley Act of 2002 (“Section 404”) requires significant additional procedures and review processes. Section 404 requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-KSB for the year ending December 31, 2007. In addition, our independent auditors must report on management’s evaluation of those controls. The additional costs associated with this process may be significant. Our internal controls under Section 404 may not be adequate. We are continuing, and are in the early stages of, the process of documenting and testing our system of internal controls to provide the basis for our report. However, at this time, due to ongoing evaluation and testing, no assurance can be given that there may not be significant deficiencies or material weaknesses that would be required to be reported.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 7,500 square feet of office and laboratory space in Vernon Hills, Illinois at an annual rental of approximately $125,000. Our current lease agreement expires in May 2007. We are currently negotiating an extension of our lease agreement. We believe that we can acquire additional space, if needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

The following table sets forth the range of high and low closing bid prices for our common stock, from January 1, 2005 through December 31, 2006, and for each of the quarterly periods indicated as reported by the OTC Bulletin Board. The bid prices represent prices between broker-dealers and don’t include retail mark-ups and mark-downs or any commissions to the dealer. These bid prices may not reflect actual transactions.

	High	Low
2005:
First quarter	$0.31	$0.20
Second quarter	0.42	0.23
Third quarter	0.37	0.26
Fourth quarter	0.39	0.30

2006:
First quarter	$0.33	$0.17
Second quarter	0.24	0.11
Third quarter	0.32	0.16
Fourth quarter	0.42	0.26

As of March 31, 2007, we had approximately 1,500 record holders of our common stock.

No dividends were paid in 2005 and 2006. There are no restrictions on the payment of dividends. We do not intend to pay dividends for the foreseeable future.

All of our securities that were issued or sold by us since March 15, 2001, have been registered with the SEC, except 1,387,916 shares of common stock issued in 2006, 10,000,000 stock options issued outside our Stock Option Plan in 2006, and 922,500 warrants issued in 2006 to the Bridge Fund note holders. All of these issuances were made in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933. We filed an SB-2 registration statement in July 2004 and an S-8 registration statement in December 2004.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Our business strategy is to build on our strong science, research, and commitment to develop a range of solutions to meet the growing unmet needs of the Alzheimer patient. Through our tau based approach we have developed proprietary technology, know-how and tools. Our unique science coupled with our founding scientist, Dr. Peter Davies, and a collaboration with a top tier Pharmaceutical company, Eli Lilly and Company, is focused on the development and commercialization of novel therapeutics to modify the course of AD, as well as a range of diagnostic tests using both cerebrospinal fluid (“CSF”) and serum. We are seeking to offer options for early diagnosis and high impact therapeutic solutions that will enhance the physicians’ ability to effectively manage their patient’s treatment. Our principal development programs, and plan of operation for each, are as follows:

•
AD Therapeutic Program - We are involved in the discovery and development of novel therapeutic targets for the development of treatments for Alzheimer’s disease based upon a concept developed by Peter Davies, Ph.D., the Company’s founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at Albert Einstein College of Medicine (“AECOM”). As a result of Dr. Davies’ research, we are focused on discovery of unique therapeutic targets that may be involved in a common intracellular phosphorylation pathway leading to the development of the abnormal, destructive brain structures, amyloid plaques and neurofibrillary tangles, that are characteristic of Alzheimer’s disease. We have discovered biomarkers that we believe will aid in the development of effective AD treatments. A patent application was filed in 2005 covering Dr. Davies work relative to this area. In November 2006, we announced an agreement with Eli Lilly and Company to develop therapeutics to treat AD. The agreement forms a collaboration that will combine the expertise, research tools and tau-based approach advanced by Dr. Davies and our team at APNS with the scientists, therapeutic development expertise and financial resources at Eli Lilly and Company. The agreement calls for Lilly to receive the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.

•
AD Diagnostic Program - Our diagnostic program is based on Dr. Davies’ research of the tau pathology, and revolves around building a pipeline of diagnostic tests, including: (i) the detection of hyperphosphorylated tau in CSF, (ii) a screening test to rule out AD in serum, and (iii) the detection of hyperphosphorylated tau in serum. Our product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD. This diagnostic, based upon the detection of a certain AD associated protein found in the CSF of AD patients, has achieved, in research based validation studies, an overall sensitivity and specificity in the range of 85% to 95%. This is based on extensive testing in our lab, utilizing CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls. In 2005, we submitted Pre-IDE documents to the FDA and had a Pre-IDE meeting with the FDA in November 2005. Subsequent to our meeting with the FDA, we worked with our clinical consultants to refine our clinical protocol. At that time, work was suspended due to funding constraints. We are planning to continue development of our CSF-based diagnostic test while seeking appropriate partnerships and expertise to assist us in advancing towards commercialization. We are developing serum-based diagnostic tests to detect Alzheimer’s disease that could have a much larger potential market than the CSF-based diagnostic test. In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of serum-based diagnostic tests for AD. We are currently working on developing new tools that may enable us to best utilize Nanosphere’s proprietary technology to further evaluate and develop serum-based diagnostic tests.

In order to maximize the value, and minimize the time to market, of our diagnostic programs, we may seek some form of partnering, including collaborations, strategic alliances and/or licensing arrangements.

•
Transgenic Mice - To date, no widely accepted animal model for AD has been developed. However, Dr. Peter Davies, through collaboration with a researcher at Nathan Klein Institute (“NKI”), has developed a transgenic mouse containing the human tau gene that develops human paired helical filaments, the building blocks of the neurofibrillary tangles, which are known to be involved in the pathology of Alzheimer's disease.  The pathology in these mice is Alzheimer-like, with hyperphosphorylated tau accumulating in cell bodies and dendrites as neurofibrillary tangles. In addition, these transgenic mice have exhibited extensive neuronal death, which accompanies the tau pathology. These transgenic mice could be used for testing the efficacy of therapeutic compounds. AECOM and the New York State Office of Mental Health, the agency that oversees NKI, each have an interest in these transgenic mice. Through our license agreements with AECOM, we have license rights to AECOM’s interest in these transgenic mice. In 2006, we entered into additional license agreements that provide us with the exclusive rights to sell these mice. The mice are currently available through Jackson Laboratories. In December 2006, we entered into our first agreement to sell a breeding pair of these mice.

We incurred research and development costs of $1,889,413 in 2006 and $1,742,782 in 2005, excluding non-cash costs related to accounting for stock options and other costs associated with the issuance of equity instruments. Virtually all of our research and development costs are internal costs and license costs which are not specifically allocated to any of our research and development projects. We anticipate that our cash balances as of December 31, 2006, coupled with anticipated funds to be received from operations, will be sufficient to cover our planned research and development activities and general operating expenses into May 2007. We will need additional funding prior to May 2007 to cover operations. If additional funding is not obtained, we will not be able to fund the costs of any programs in development. This would have a material adverse effect on our operations and our prospects.

As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

As of December 31, 2006, we had cash of $1,433,250. These funds should be sufficient to satisfy our cash requirements into May 2007. The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.

We do not anticipate the purchase, lease or sale of any significant property and equipment during 2007. We do not anticipate any significant changes in our employee count during 2007.

Plan of Operation

Our strategic plan involves focusing our resources, and establishing priorities, to maximize the return to the shareholders. In order to accomplish this objective, it is expected that we will focus on advancing our therapeutic collaboration with Eli Lilly and Company and developing the projects in our diagnostic pipeline to detect AD, including our CSF-based test and serum-based tests, toward commercialization.

In November 2006, we announced an agreement with Eli Lilly and Company to develop therapeutics to treat AD. According to the terms of the agreement, we received $2 million in cash, including an equity investment of $500,000, from Lilly, plus we will receive annual research and development support for the duration of the collaboration agreement. In addition, Lilly will, based on achievement of certain milestones, provide us with up to $10 million to $20 million per therapeutic compound. There are no assurances that any milestones will be met. Royalties are to be paid to us for AD therapies brought to market that result from the collaboration. Lilly received the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.

Our product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD. We are planning to continue development of our CSF-based diagnostic test while seeking appropriate partnerships and expertise to assist us in advancing towards commercialization.

We are developing serum-based diagnostic tests to detect Alzheimer’s disease that could have a much larger potential market than the CSF-based diagnostic test. In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of serum-based diagnostic tests for AD. We are currently working on developing additional tools that may enable us to best utilize Nanosphere’s proprietary technology to further evaluate and develop serum-based diagnostic tests.

In order to maximize the value, and minimize the time to market, of our diagnostic programs, we may seek some form of partnering, including collaborations, strategic alliance and/or licensing opportunities.

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

We will need additional funding prior to May 2007 to cover operations, and to fund the costs of any diagnostic products in development, as well as our therapeutic collaboration with Eli Lilly and Company. If additional funding is not obtained, we will not be able to fund any programs in development, and we may have to discontinue all our product development and/or our operations.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of APNS and its wholly-owned subsidiaries prior to our dissolution of our subsidiaries in 2004. All significant intercompany balances and transactions have been eliminated. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, our management evaluates its estimates and judgments, including those related to tax valuation and equity compensation. Our management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our management believes the following critical accounting policies, among others, affect our more significant judgments and estimates used in preparation of these consolidated financial statements.

Revenue Recognition

We generate revenues from research agreements and collaborations, and in the past, we also generated revenues from grants, and recognize these revenues when earned. Grant revenues represent funds received from certain government agencies for costs expended to further research on the subject of the grant. In accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables”, for arrangements that contain multiple deliverables, we separate the deliverables into separate accounting units if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items if probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit. Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition".

Research and Development

All research and development costs are expensed as incurred and include salaries of, and expenses related to, employees and consultants who conduct research and development. We have, from time to time, entered into arrangements whereby we will obtain research reimbursement in the form of funds received to partially reimburse us for costs expended.

Net Deferred Tax Asset Valuation Allowance

We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of the valuation, assumptions and estimates are required such as our ability to generate future taxable income. In the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Since inception, we have concluded that the more likely than not criteria of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, has not been met and accordingly, we have recorded a valuation allowance for all our deferred income taxes for all periods presented.

Equity Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, and related interpretations, in accounting for our fixed plan stock options awarded to employees. Accordingly, compensation expense is recorded on the grant date only if the current market price of the underlying stock exceeds the exercise price.

We apply Statement of Financial Accounting Standards (SFAS) No. 123 and EITF 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for our options awarded to non-employee consultants. To determine fair value, management is required to make assumptions such as the expected volatility and expected life of the instruments.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in Item 7.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

We recognized $251,634 of revenues in 2006 from the completion of two research agreements and the recognition of part of our initial funds received from our collaboration with Eli Lilly and Company. We recognized $480,000 of revenues in 2005 from the completion of one research agreement and the completion of the evaluation period in a collaborative agreement.

Research and development

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the year ended December 31, 2006 increased 12% or $228,652 to $2,119,431 from $1,890,779 for the year ended December 31, 2005. Below is a summary of our most significant research and development expenses:

			Increase
Expense	2006	2005	(Decrease)
Compensation, taxes and benefits	$885,127	$874,702	$10,425
Research funding, license fees and scientific consulting	785,500	483,074	302,426
Regulatory consulting	60,663	259,660	(198,997)
Rent, telephone and utilities	110,645	108,190	2,455
Variable accounting for stock options	-	98,472	(98,472)
Stock option compensation expense	230,018	49,525	180,493
Other research and development expenses, net of reimbursements	47,478	17,156	30,322
Total Research and Development Expenses	$2,119,431	$1,890,779	$228,652

This increase in 2006 is primarily due to non-cash costs associated with expensing stock options and an increase in research funding and license fees. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Expense included in 2006 was $112,558. In addition, we recorded a non-cash expense of $117,460 for unrecognized compensation costs for the options granted in 2005 that were subsequently cancelled in June 2006. We also had an increase in research funding, licensing and consulting of $302,426 due to the start of our agreement with Nanosphere, an increase in our payments to AECOM, and license fees incurred. This increase was partially offset by decreases in expense for variable accounting for stock options and costs incurred for regulatory consulting. Prior to January 1, 2006, we had certain equity instruments that met the criteria of variable accounting whereby additional compensation expense was recognized if the share price of our common stock increased, which may be reversed if the price subsequently declined. Included in research and development expense in 2005, was non-cash compensation expense of $98,472 for variable accounting for stock options reflecting an increase in our stock price. In 2005, we had a large increase in regulatory consultant costs due to our discussions to advance our CSF-based AD diagnostic through the FDA regulatory process. We estimate that we may incur costs of approximately $150,000 to $180,000 per month on research and development activities going forward. This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above. These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available and our development schedule. Results of preclinical studies, clinical trials, regulatory decisions and competitive developments may significantly influence the amount of our research and development expenditures. In addition, if we incur clinical development costs of any program, research and development spending will significantly increase.

General and administrative

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the year ended December 31, 2006 increased 76% or $961,184 to $2,224,939 from $1,263,755 for the year ended December 31, 2005. Below is a summary of our most significant general and administrative expenses:

			Increase
Expense	2006	2005	(Decrease)
Compensation, taxes and benefits	$502,614	$351,753	$150,861
Consulting	212,459	231,331	(18,872)
Professional fees	552,366	262,816	289,550
Rent, telephone and utilities	50,317	52,084	(1,767)
Variable accounting for stock options	-	121,480	(121,480)
Stock option compensation expense	687,929	27,532	660,397
Other general and administrative expenses	219,254	216,759	2,495
Total General and Administrative Expenses	$2,224,939	$1,263,755	$961,184

This increase in 2006 is primarily due to non-cash costs associated with expensing stock options and increases in compensation costs and professional fees. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Expense included in 2006 was $687,929. The increase in compensation expense is primarily due to the hiring of Ellen R. Hoffing as President and CEO in August 2006. The increase in professional fees is primarily related to costs incurred to retain an executive search firm to assist us in hiring Ms. Hoffing, plus additional legal time spent on specific projects in 2006, including our first annual stockholders’ meeting, numerous licensing agreements, SEC filings and patent support. This increase was partially offset by a decrease in expense for variable accounting for stock options. Prior to January 1, 2006, we had certain equity instruments that met the criteria of variable accounting whereby additional compensation expense was recognized if the share price of our common stock increased, which may be reversed if the price subsequently declined. Included in general and administrative expense in 2005, was non-cash compensation expense of $121,480 for variable accounting for stock options reflecting an increase in our stock price. We estimate that we may incur costs of approximately $100,000 to $150,000 per month on general and administrative activities going forward. This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above. These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available and our development schedule.

Other income and expense

Interest expense for the year ended December 31, 2006 was $218,740, primarily due to $189,707 non-cash amortization of debt discount and $29,000 accrued interest related to the bridge loan. Interest expense for the year ended December 31, 2005 was $588. Interest income for the year ended December 31, 2006 decreased 59% or $32,332, to $22,149 from $54,481 for the year ended December 31, 2005. The decrease is primarily due to lower average invested balances, which was slightly offset by a higher rate of return.

We currently do not hedge foreign exchange transaction exposures. As of December 31, 2006, we do not have any assets and liabilities denominated in foreign currencies.

Net loss

    We incurred a net loss of $4,289,327 for the year ended December 31, 2006 compared to a net loss of $2,620,641 for the year ended December 31, 2005. The primary reasons for the $1,668,686 increase in the net loss in 2006 were the $620,938 increase in stock based compensation expense; the $302,426 increase in research funding and license fees; the $161,286 increase in compensation costs; the $71,681 net increase in professional fees, regulatory and business consulting costs; the $218,152 increase in interest expense and the $228,366 decrease in revenues.

Capital resources and liquidity

To date, we have raised equity and convertible debt financing and received research agreement revenues, collaboration revenues and grant revenues to fund our operations, and we expect to continue this practice to fund our ongoing operations. Since inception, we have raised net proceeds of approximately $38.0 million from private equity and convertible debt financings. We have also received approximately $3.4 million from research agreements, collaboration revenues and grant revenues.

Our cash and cash equivalents were $1,433,250 and $1,663,740 at December 31, 2006 and 2005, respectively. The decrease in our cash balance is due to the excess cash used in operations over funds received from debt and equity financings and funds received from our collaboration with Eli Lilly and Company.

We used cash in operating activities of $1,809,803 for the year ended December 31, 2006 versus cash used in operating activities of $2,516,610 for the year ended December 31, 2005. This decrease primarily reflects the funds received from Eli Lilly and Company in December 2006 net of the increase in non-cash equity and interest expense in 2006. Cash used in investing activities was negligible in 2006 and 2005. Net cash provided by financing activities was $1,581,299 for the year ended December 31, 2006 versus net cash provided by financing activities of $672,749 for the year ended December 31, 2005. This increase primarily reflects additional funds raised through sale of stock and exercise of options and warrants in 2006, plus funds from the proceeds of the bridge loan in 2006. The bridge loan was repaid, plus accrued interest, in January 2007.

We have incurred recurring losses since our inception and expect to incur substantial additional research and development costs prior to reaching profitability. We incurred research and development costs of $1,889,413 in 2006 and $1,742,782 in 2005, excluding non-cash costs related to accounting for stock options and other costs associated with the issuance of equity instruments. Virtually all of our research and development costs are internal costs and license costs which are not specifically allocated to any of our research and development projects. We anticipate that our cash balances as of December 31, 2006, coupled with anticipated funds to be received from operations, will be sufficient to cover our planned research and development activities and general operating expenses into May 2007. We will need additional funding prior to May 2007 to cover operations. If additional funding is not obtained, we will not be able to fund the costs of any programs in development. This would have a material adverse effect on our operations and our prospects.

As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

We currently do not have sufficient resources to complete the commercialization of all of our proposed research projects. Therefore, we will need to raise substantial additional capital prior to May 2007 to fund our operations. We cannot be certain that any financing will be available when needed, or on terms acceptable to us. If we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products that we believe may be beneficial to our business. We may spend capital on:

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

Commitments

We have several financial commitments, including those relating to our license agreements with Albert Einstein College of Medicine (“AECOM”).

    Under our license agreements with AECOM, we are required to:
• pay semi-annual maintenance payments in January and July each year;
• pay quarterly funding payments in February, May, August and November each year as long as the license agreements are in place; and
• pay the costs of patent prosecution and maintenance of the patents included in the agreement.
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

The following table summarizes the timing of these future long term contractual obligations and commitments for the next five years ending December 31:

Contractual Obligations	2007 Year 1	2008 Year 2	2009 Year 3	2010 Year 4	2011 Year 5	Total
Operating Leases	$34,000	$-	$-	$-	$-	$34,000
Consulting Agreements with initial terms greater than one-year	108,000	99,000	-	-	-	207,000
Commitments Under License Agreement with AECOM	475,000	500,000	500,000	500,000	500,000	2,475,000
Total Contractual Cash Obligations	$617,000	$599,000	$500,000	$500,000	$500,000	$2,716,000

We are obligated to continue to pay AECOM $500,000 for each year in which the Agreements are still in effect. In addition, we are obligated to pay AECOM a percentage of all revenues we receive from selling and/or licensing aspects of the AD technology licensed under the Agreements that exceeds the minimum obligations reflected in the annual license maintenance payments.

Recently issued accounting statements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal quarter beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material effect on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Quantifying Financial Misstatements,” which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This bulletin is effective for financial statements for the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 had no effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (SFAS No. 157) which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS No. 158) which amends SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132(R)). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS No. 158 to have a material effect on our financial statements.

In October 2006, the FASB issued FSP No. 123(R)-5 “Amendment of FASB Staff Position FAS No. 123(R)-1”. This FSP amends FSP FAS No. 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123(R),” to clarify that freestanding financial instruments that were originally issued as employee compensation subject to SFAS No. 123(R) and subsequently modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, should continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) if certain conditions are met. The provisions in this FSP are effective for the first reporting period beginning after October 10, 2006. We adopted the provisions of FSP 123(R)-5 on January 1, 2007. This guidance will not have a material effect on our financial condition and results of operations.

In October 2006, the FASB issued FSP No. 123(R)-6 “Technical Corrections of FASB Statement No. 123(R),” which revises the definition of “short-term inducement” to exclude an offer to settle an award. The provisions of this FSP are effective for the first reporting period beginning after October 20, 2006. We adopted the provisions of FSP 123R-6 on January 1, 2007. This guidance will not have a material effect on our financial condition and results of operations.

    In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material effect on our financial statements.

ITEM 7.	FINANCIAL STATEMENTS

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)

FINANCIAL STATEMENTS

Contents

Page
Report of Independent Registered Public Accounting Firm	32
Consolidated Balance Sheets as of December 31, 2006 and 2005	33
Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005, and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2006	34
Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2006, and 2005, and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2006	35
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, and 2005, and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2006	38
Notes to Consolidated Financial Statements for the Years Ended December 31, 2006, and 2005, and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2006	40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Applied NeuroSolutions, Inc.
Vernon Hills, Illinois

We have audited the accompanying consolidated balance sheets of Applied NeuroSolutions, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity/(deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), "Share-Based Payment."

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied NeuroSolutions, Inc. as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and requires additional capital to support the Company's continued development efforts, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Chicago, Illinois
March 29, 2007

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS
	December 31,
	2006	2005
Assets Current assets:
Cash	$1,433,250	$1,663,740
Accounts receivable	250,000	46,580
Prepaids and other current assets	94,649	150,848
Total current assets	1,777,899	1,861,168

Property and equipment:
Equipment and leaseholds	2,162,727	2,160,741
Accumulated depreciation and amortization	(2,124,464)	(2,099,531)
Net property and equipment	38,263	61,210

Other assets:
Prepaids	42,889	-
Deposits	15,072	15,493
Total other assets	57,961	15,493
Total assets	$1,874,123	$1,937,871
Liabilities and Stockholders’ Equity / (Deficit)
Current liabilities:
Accounts payable	$270,698	$103,447
Bridge loan	500,000	-
Bridge loan, discount on debt	(11,159)	-
Capital lease payable, current portion	-	1,211
Deferred revenues, current portion	583,333	94,200
Accrued collaborator	70,000	-
Accrued consultant fees	37,000	18,900
Accrued wages	56,756	-
Accrued vacation wages	92,671	65,311
Accrued 401k match	30,506	2,950
Accrued interest	29,000	-
Other accrued expenses	51,616	34,879
Total current liabilities	1,710,421	320,898
Long term liabilities:
Deferred revenues, net of current portion	634,733	-
Total long term liabilities	634,733	-
Stockholders' equity / (deficit):
Preferred stock, par value $0.0025: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.0025: 200,000,000 shares authorized; 98,433,195 and 94,520,878 issued shares, 98,409,901 and 94,497,584 shares outstanding	246,025	236,244
Treasury stock	(10,614)	(10,614)
Additional paid in capital	44,796,210	42,604,668
Deficit accumulated during the development stage	(45,502,652)	(41,213,325)
Total stockholders' equity / (deficit)	(471,031)	1,616,973
Total liabilities and stockholders' equity / (deficit)	$1,874,123	$1,937,871
See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period from March 14, 1992 (inception) to December 31,
	2006	2005	2006

Research agreement revenues	$219,700	$480,000	$1,452,700
Collaboration revenues	31,934	-	31,934
Grant revenues	-	-	669,022
Total revenues	251,634	480,000	2,153,656

Operating expenses:
Research and development	2,119,431	1,890,779	29,381,410
General and administrative	2,224,939	1,263,755	14,453,901
Loss on impairment of intangible assets	-	-	411,016
Loss on writedown of leasehold improvements	-	-	1,406,057
Total operating expenses	4,344,370	3,154,534	45,652,384

Operating loss	(4,092,736)	(2,674,534)	(43,498,728)

Other (income) expense:
Interest expense	218,740	588	704,185
Interest income	(22,149)	(54,481)	(818,355)
Amortization of debt discount	-	-	272,837
Beneficial conversion of debt to equity	-	-	274,072
Inducement to convert debt to equity	-	-	1,631,107
Cost of fund raising activities	-	-	62,582
Loss on extinguishments of debt	-	-	4,707,939
Gain on derivative instruments, net	-	-	(4,894,163)
Net other (income) expense	-	-	63,720
Total other (income) expense	196,591	(53,893)	2,003,924

Net loss	(4,289,327)	(2,620,641)	(45,502,652)

Less: Fair value of induced preferred stock conversion	-	-	(1,866,620)
Net loss attributable to common shareholders	$(4,289,327)	$(2,620,641)	$(47,369,272)

Basic and diluted loss per common share:
Net loss attributable to common shareholders per share - basic	$(0.04)	$(0.03)	$(1.70)
Weighted average shares outstanding	95,371,726	92,881,909	27,891,569
See accompanying notes to consolidated financial statements

APPLIED NEUROSOLUTIONS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT)

FOR THE PERIOD FROM MARCH 14, 1992 (INCEPTION) TO DECEMBER 31, 2006

	Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Issuance of Common Stock	372,682	$932	$-	$(332)	$-	$600
Net loss	-	-	-	-	(922,746)	(922,746)
Balance at December 31, 1992	372,682	932	-	(332)	(922,746)	(922,146)
Issuance of Common Stock	434,793	1,087	-	(387)	-	700
Issuance of Preferred Stock, subsequently converted to Common Stock	165,936	415	-	1,201,750	-	1,202,165
Issuance of Preferred Stock, subsequently converted to Common Stock	762,066	1,905	-	5,640,172	-	5,642,077
Issuance of Common Stock upon conversion of note and accrued interest	368,322	921	-	2,964,005	-	2,964,926
Net loss	-	-	-	-	(4,875,845)	(4,875,845)
Balance at December 31, 1993	2,103,799	5,260	-	9,805,208	(5,798,591)	4,011,877
Issuance of Preferred Stock, subsequently converted to Common Stock	533,020	1,333	-	4,006,404	-	4,007,737
Retirement of Common Stock	(1,887)	(5)	-	(13,663)	-	(13,668)
Net loss	-	-	-	-	(6,154,275)	(6,154,275)
Balance at December 31, 1994	2,634,932	6,588	-	13,797,949	(11,952,866)	1,851,671
Issuance of Preferred Stock, subsequently converted to Common Stock	493,801	1,235	-	748,765	-	750,000
Issuance of Preferred Stock upon conversion of bridge loan and accrued interest, subsequently converted to Common Stock	689,179	1,723	-	1,005,840	-	1,007,563
Net loss	-	-	-	-	(2,191,159)	(2,191,159)
Balance at December 31, 1995	3,817,912	9,546	-	15,552,554	(14,144,025)	1,418,075
Issuance of Preferred Stock, subsequently converted to Common Stock	4,957,145	12,393	-	6,864,881	-	6,877,274
Issuance of Common Stock	31,802	80	-	96,524	-	96,604
Net loss	-	-	-	-	(2,591,939)	(2,591,939)
Balance at December 31, 1996	8,806,859	22,019	-	22,513,959	(16,735,964)	5,800,014
Issuance of Common Stock in connection with acquisition of intangible assets	131,682	329	-	399,671	-	400,000
Net loss	-	-	-	-	(2,040,092)	(2,040,092)
Balance at December 31, 1997	8,938,541	22,348	-	22,913,630	(18,776,056)	4,159,922
Net loss	-	-	-	-	(2,549,920)	(2,549,920)
Balance at December 31, 1998	8,938,541	22,348	-	22,913,630	(21,325,976)	1,610,002
Net loss	-	-	-	-	(1,692,356)	(1,692,356)
Balance at December 31, 1999	8,938,541	22,348	-	22,913,630	(23,018,332)	(82,354)
Issuance of Preferred Stock, subsequently converted to Common Stock	1,466,495	3,666	-	983,614	-	987,280
Issuance of warrants to purchase shares of Common Stock	-	-	-	83,406	-	83,406

	Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Extension of warrants to purchase shares of Common Stock	-	-	-	154,685	-	154,685
Stock options granted to non-employees	-	-	-	315,976	-	315,976
Net loss	-	-	-	-	(2,395,538)	(2,395,538)
Balance at December 31, 2000	10,405,036	26,014	-	24,451,311	(25,413,870)	(936,545)
Issuance of Common Stock upon conversion of bridge loans/accrd. int	4,474,649	11,185	-	2,027,696	-	2,038,881
Issuance of Common Stock	580,726	1,452	-	211,048	-	212,500
Stock options granted to non-employees	-	-	-	77,344	-	77,344
Issuance of warrants to purchase shares of Common Stock	-	-	-	27,367	-	27,367
Options reissued to adjust exercise term	-	-	-	64,033	-	64,033
Beneficial conversion feature of convertible debt	-	-	-	229,799	-	229,799
Induced conversion of convertible debt	-	-	-	1,631,107	-	1,631,107
Net loss	-	-	-	-	(4,146,913)	(4,146,913)
Balance at December 31, 2001	15,460,411	38,651	-	28,719,705	(29,560,783)	(802,427)
Issuance of Common Stock upon conversion of bridge loans, accrued interest, other payables and as payment for services	7,201,971	18,005	-	1,792,878	-	1,810,883
Issuance of Common Stock upon conversion of warrants	156,859	392	-	35,536	-	35,928
Stock options granted to non-employees	-	-	-	6,136	-	6,136
Repurchase of Common Stock	(23,294)	(58)-	(10,614)	58	-	(10,614)
Merger between the Company and Molecular Geriatrics Corporation	24,905,151	62,263	-	(62,263)	-	-
Issuance of warrants to purchase shares of Common Stock	-	-	-	159,934	-	159,934
Net loss	-	-	-	-	(2,929,955)	(2,929,955)
Balance at December 31, 2002	47,701,098	119,253	(10,614)	30,651,984	(32,490,738)	(1,730,115)
Variable accounting for stock options	-	-	-	604,100	-	604,100
Stock options granted to non-employees	-	-	-	80,975	-	80,975
Issuance of warrants to purchase shares of common stock	-	-	-	193,130	-	193,130
Net loss	-	-	-	-	(3,301,420)	(3,301,420)
Balance at December 31, 2003	47,701,098	119,253	(10,614)	31,530,189	(35,792,158)	(4,153,330)
Issuance of units in private placement	32,000,000	80,000	-	1,483,066	-	1,563,066
Issuance of placement agent warrants	-	-	-	875,407	-	875,407
Issuance of units upon conversion of bridge loans	10,440,714	26,102	-	7,292,016	-	7,318,118
Issuance of common stock for services	200,000	500	-	64,500	-	65,000
Issuance of units for services	400,000	1,000	-	268,426	-	269,426
Issuance of warrants to purchase shares of common stock	-	-	-	124,775	-	124,775
Variable accounting for stock options	-	-	-	1,535	-	1,535
Net loss	-	-	-	-	(2,800,526)	(2,800,526)
Balance at December 31, 2004	90,741,812	226,855	(10,614)	41,639,914	(38,592,684)	3,263,471
Issuance of stock upon exercise of warrants	3,755,772	9,389	-	667,745	-	677,134

	Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Issuance of stock options to purchase shares of common stock	-	-	-	77,057	-	77,057
Variable accounting for stock options	-	-	-	219,952	-	219,952
Net loss	-	-	-	-	(2,620,641)	(2,620,641)
Balance at December 31, 2005	94,497,584	236,244	(10,614)	42,604,668	(41,213,325)	1,616,973
Issuance of stock upon conversion of warrants	2,014,195	5,036	-	438,419	-	443,455
Issuance of stock upon conversion of stock options	510,206	1,275	-	75,256	-	76,531
Issuance of stock	1,387,916	3,470	-	559,054	-	562,524
Non cash compensation for options FAS123R	-	-	-	720,322	-	720,322
Issuance of warrants to purchase shares of common stock	-	-	-	200,866	-	200,866
Non cash unrecognized compensation for options granted and cancelled	-	-	-	197,625	-	197,625
Net loss	-	-	-	-	(4,289,327)	(4,289,327)
Balance at December 31, 2006	98,409,901	$246,025	$(10,614)	$44,796,210	$(45,502,652)	$(471,031)

See accompanying notes to consolidated financial statements

APPLIED NEUROSOLUTIONS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from March 14, 1992 (inception) to December 31,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(4,289,327)	$(2,620,641)	$(45,502,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,933	22,861	2,609,557
Non-cash expense for equity compensation	-	-	2,379,241
Non-cash expense for equity compensation to employees and directors	917,947	297,009	2,047,328
Non-cash interest expense	218,707	-	323,753
Amortization of deferred financing costs costs	-	-	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishments of debt	-	-	4,707,939
Non-cash income for gain on derivative instrument, net	-	-	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold improvements	-	-	1,406,057
Loss on impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	-	62,582
Changes in assets and liabilities:
Accounts receivable	(203,420)	306,970	(46,710)
Prepaids and other assets	13,731	(125,309)	(137,892)
Accounts payable	167,251	(4,560)	367,302
Deferred research agreement revenues	1,123,866	(355,800)	1,218,066
Accrued wages	56,756	-	56,756
Accrued collaborator payments	70,000	-	70,000
Accrued consultant fees	18,100	(17,400)	62,000
Accrued vacation wages	27,360	20,140	92,671
Other accrued expenses	44,293	(39,880)	234,272
Net cash used in operating activities	(1,809,803)	(2,516,610)	(32,188,136)

Cash flows from investing activities:
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	(1,986)	(57,989)	(4,039,740)
Net cash used in investing activities	(1,986)	(57,989)	(4,379,569)

	Year Ended December 31,		Period from March 14, 1992 (inception) to December 31,
	2006	2005	2006
Cash flows from financing activities:
Proceeds from issuance of Preferred Stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	562,524	-	19,533,555
Proceeds from exercise of warrants	443,455	677,134	1,120,589
Proceeds from exercise of stock options	76,531	-	76,531
Proceeds from issuance of debt	500,000	-	500,000
Deferred financing costs incurred	-	-	(111,000)
Advances from (repayments to) director and shareholders	-	-	120,000
Principal payments under capital lease	(1,211)	(4,385)	(11,766)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement penalties	-	-	(84,000)
Payments to repurchase Common Stock	-	-	(10,614)
Payments received on employee stock purchase notes receivable	-	-	235,610
Net cash provided by financing activities	1,581,299	672,749	38,000,955

Net increase (decrease) in cash	(230,490)	(1,901,850)	1,433,250

Cash beginning of period	1,663,740	3,565,590	-

Cash end of period	$1,433,250	$1,663,740	$1,433,250

Supplemental cash flow information:
Cash paid for interest	$33	$588	$42,090

Supplemental disclosure of non-cash investing and financing activities:

Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$-	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$-	$136,188
See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

(a) Organization and Basis of Presentation

Applied NeuroSolutions, Inc. (“APNS”or the “Company”), is a development stage biopharmaceutical company primarily engaged in the research and development of novel therapeutic targets for the treatment of Alzheimer's disease (“AD”) and diagnostics to detect AD.

Prior to 2004, the Company had two wholly-owned operating subsidiaries. One of the wholly-owned operating subsidiaries was Molecular Geriatrics Corporation (“MGC”), a development stage biopharmaceutical company incorporated in November 1991, with operations commencing in March 1992, to develop diagnostics to detect, and therapeutics to treat, Alzheimer’s disease (“AD”).

The other wholly-owned operating subsidiary was Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, unmet, medical needs. We are not currently funding the development of this technology. The Company dissolved these two subsidiaries, and transferred all of their assets to APNS in 2004.

On September 10, 2002, Hemoxymed, Inc. and Molecular Geriatrics Corporation (“MGC”) established a strategic alliance through the closing of a merger (the “Merger”). The Merger Agreement provided that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies. In October 2003, the Company changed its’ name to Applied NeuroSolutions, Inc.

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

(c) Going Concern

The Company has experienced losses since inception in addition to incurring cash outflows from operating activities for the last two years as well as since inception. The Company expects to incur substantial additional research and development costs and future losses prior to reaching profitability. These matters have raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations. In the opinion of management, the Company anticipates cash balances as of December 31, 2006, coupled with anticipated funds to be received from operations, will be adequate to fund operations into May 2007. The Company will need additional funding prior to May 2007 to cover operations, and to fund the Company’s products in development. If additional funding is not obtained, the Company will not be able to fund any of its programs, and the Company will possibly discontinue all its product development and/or operations. Management is currently evaluating its options to maximize the value of the Company’s diagnostic technology, including evaluating partnering and licensing opportunities. The Company intends to seek such additional funding through private and/or public financing, through exercise of currently outstanding stock options and warrants or through collaborative or other arrangements with partners, however, there is no assurance that additional funding will be available for the Company to finance its operations on acceptable terms, or at all. This would have a material adverse effect on the Company’s operations and prospects.

(d) Cash

The Company maintains cash at financial institutions from time to time in excess of the Federal Depository Insurance Corporation (FDIC) insured limit.

(e) Revenue Recognition

The Company generates revenues from research agreements, collaborations and grants and recognizes these revenues when earned. Grant revenues represent funds received from certain government agencies for costs expended to further research on the subject of the grant. In accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables”, for arrangements that contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit. Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”.

(f) Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost. Depreciation of equipment is calculated using accelerated methods over their useful lives, approximating five to seven years. Amortization of leasehold improvements is provided on the straight-line method over the lesser of the asset’s useful life or the lease term.

(g) Research and Development

All research and development costs are expensed as incurred and include salaries of, and expenses related to, employees and consultants who conduct research and development. The Company has entered into arrangements whereby the Company will obtain research reimbursements in the form of funds received to partially reimburse the Company for costs expended. For the years ended December 31, 2006 and 2005, the Company has recorded reimbursements of $32,875 and $76,750 against research and development expenses, respectively.

(h) Income Taxes

Under the asset and liability method of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, the Company’s deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible.

(i) Stock Option Plan

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006, that are subsequently modified, repurchased, cancelled or vest. Under the modified prospective approach, compensation cost recognized for 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123R on January 1, 2006, the net loss and net loss per share for the year ended December 31, 2006, were $917,947 and $0.01 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the year ended December 31, 2005.

Unaudited
Net loss, as reported	($2,620,641)

Add (deduct) net stock-based employee and director compensation expense determined under fair-value based method for all awards, net of tax	(89,675)

Net loss, pro forma	($2,710,316)

Basic, as reported	($0.03)
Basic, pro forma	($0.03)

Diluted, as reported	($0.03)
Diluted, pro forma	($0.03)

The weighted average estimated fair value of the options granted in 2006 and 2005 was $0.11 and $0.17, respectively, based on the Black-Scholes valuation model using the following assumptions:

	2006	2005

Risk-free interest rate, average	4.99%	3.73%
Dividend	0.00%	0.00%
Expected volatility	75.00%	75.00%
Expected life in years, average	3	4

From time to time, the Company has issued equity awards to non-employees. In these instances, the Company applies the provisions of SFAS No. 123 and EITF No. 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services which results in the recognition of expense related to these awards over the vesting or service period of an amount equal to the estimated fair value of these awards at their respective measurement dates (see Note 4).

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

(k) Computation of Net Loss Attributable to Common Shareholder per Share

Net loss attributable to common shareholder per share is computed based upon the weighted average number of common shares of outstanding during the period as if the exchange of common shares in the merger between the Company and MGC was in effect at the beginning of all periods presented.

For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants and convertible investor bridge loans excluded from the computation because their effect is anti-dilutive. The Company had 20,452,531 stock options and 48,071,472 warrants outstanding to issue common stock at December 31, 2006. The Company had 14,384,772 stock options and 49,164,642 warrants outstanding to issue common stock at December 31, 2005.

(l) Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, loans payable, and other accrued expenses. The carrying value of these financial instruments approximates their fair values due to the nature and short-term maturity of these instruments.

(m) Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal quarter beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material effect on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Quantifying Financial Misstatements,” which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This bulletin is effective for financial statements for the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 had no effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (SFAS No. 157) which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS No. 158) which amends SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132(R)). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006, and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS No. 158 to have a material effect on our financial statements.

In October 2006, the FASB issued FSP No. 123(R)-5 “Amendment of FASB Staff Position FAS No. 123(R)-1”. This FSP amends FSP FAS No. 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123(R),” to clarify that freestanding financial instruments that were originally issued as employee compensation subject to SFAS No. 123(R) and subsequently modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, should continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) if certain conditions are met. The provisions in this FSP are effective for the first reporting period beginning after October 10, 2006. We adopted the provisions of FSP 123(R)-5 on January 1, 2007. This guidance will not have a material effect on our financial condition and results of operations.

In October 2006, the FASB issued FSP No. 123(R)-6 “Technical Corrections of FASB Statement No. 123(R),” which revises the definition of “short-term inducement” to exclude an offer to settle an award. The provisions of this FSP are effective for the first reporting period beginning after October 20, 2006. We adopted the provisions of FSP 123R-6 on January 1, 2007. This guidance will not have a material effect on our financial condition and results of operations.

    In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material effect on our financial statements.

Note 2 - Collaboration Agreement with Eli Lilly and Company

    In November 2006, the Company announced an agreement with Eli Lilly and Company to develop therapeutics to treat AD.  According to the terms of the agreement, the Company received $2 million in cash, including an equity investment of $500,000, from Lilly, plus the Company will receive annual research and development support for the duration of the collaboration agreement. In addition, Lilly will, based on achievement of certain milestones, provide the Company with up to $10 million to $20 million per therapeutic compound. There are no assurances that any milestones will be met. Royalties are to be paid to the Company for AD therapies brought to market that result from the collaboration. Lilly received the exclusive worldwide rights to the intellectual property related to the Company’s expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles. The Company recorded $1 million received in 2006 as deferred revenues and is amortizing the deferral over 36 months. Included in collaboration revenues for 2006 is an amortization of these deferred revenues of $31,934. In addition, $64,334 of legal fees directly associated with the agreement are included in prepaid assets and are being amortized over 36 months.

Note 3 - Property and Equipment

Property and equipment consist of the following:
	December 31,2006	December 31, 2005

Equipment	$2,066,348	$2,064,362
Equipment held under capital lease	11,766	11,766
Leasehold improvements	84,613	84,613
	2,162,727	2,160,741
Less accumulated depreciation and amortization	(2,124,464)	(2,099,531)

	$38,263	$61,210

Depreciation and amortization expense amounted to $24,933 and $22,861 for the years ended December 31, 2006 and 2005, respectively.

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

The Company issued 922,500 warrants to bridge loan holders in July 2006. These warrants have an exercise price of $0.0025 per share, and expire in July 2011.

In 2006, 2,014,195 warrants were exercised and 1,475 warrants were forfeited by warrant holders. Net proceeds of $443,455 were received by the Company (at an average exercise price of $0.22 per warrant).

As of December 31, 2006, the Company has reserved 48,071,472 shares of Common Stock for the exercise and conversion of the warrants described above.

Note 5 - Stockholders' Equity

The stockholders' equity information presented in these financial statements reflects the retroactive recognition of the effects of the Merger (see Note 1), and of the two recapitalizations of the Company's capital structure, the "1996 Recapitalization", which became effective in March, 1996 and the "2001 Recapitalization", which became effective in November, 2001. The 1996 Recapitalization consisted of (i) the conversion of each share of outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of the Company into one share of Common Stock, (ii) a 1.0-for-10.6 reverse split of the outstanding shares of Common Stock, and (iii) a reduction in the number of authorized shares of Common Stock and Preferred Stock from 50,000,000 to 20,000,000 and 35,000,000 to 15,000,000, respectively. The 2001 Recapitalization consisted of (i) the conversion of each share of outstanding Series C Convertible Preferred Stock of the Company into two shares of Common Stock, (ii) the conversion of each share of outstanding Series D Convertible Preferred Stock of the Company into three and one-third shares of Common Stock, (iii) the conversion of convertible debt plus accrued interest into five shares of Common Stock for each $1.50 of convertible debt, and (iv) an increase in the number of authorized shares of Common Stock from 20,000,000 to 50,000,000 (See Note 13).

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

In December 2002, the Board of Directors approved an increase in the number of authorized shares from 50,000,000 to 205,000,000, consisting of 200,000,000 Common Shares and 5,000,000 Preferred Shares. Shareholder approval for this increase was obtained in 2003. See note 13 for an explanation of the Company’s authorized shares.

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

In February 2004, the Company completed an $8,000,000 private placement (net proceeds of $7,354,054) in February. The private placement included accredited institutional investors and accredited individuals. In conjunction with this financing, the Company issued an aggregate of 32 million units priced at $0.25 per unit to investors. Each unit consisted of one share of common stock of the Company and a five-year warrant exercisable to purchase one share of common stock of the Company at an exercise price of $0.30. The warrants issued to investors were immediately exercisable.

Pursuant to the terms of the Registration Rights Agreement entered into in connection with the transaction, within seven calendar days following the date that the Company filed its Annual Report on Form 10-KSB, the Company was required to file, and did file, with the Securities and Exchange Commission (the “SEC”) a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock underlying the warrants, including the common stock underlying the placement agents’ warrants.

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

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the terms of the warrants and the transaction documents, the fair value of the warrants was accounted for as a liability, with an offsetting reduction to additional paid-in capital at the closing date (February 6, 2004). The warrant liability, net of the liquidated damages, was reclassified to equity on July 28, 2004, when the registration statement became effective.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of five years and volatility of 75%. The fair value of the warrants was estimated to be $8,754,068 on the closing date of the transaction. The difference between the fair value of the warrants of $8,754,068 and the gross proceeds from the offering was classified as a non-operating expense in the Company’s statement of operations, and included in “Gain on derivative instrument, net”. The fair value of the warrants was then re-measured at March 31, 2004, June 30, 2004 and July 28, 2004 (the date the registration statement became effective) and estimated to be $3,105,837 at July 28, 2004, with the decrease in fair value since February 6,

 2004 due to the decrease in the market value of the Company’s common stock. The decrease in fair value of the warrants of $5,648,231 from the transaction date to July 28, 2004 was recorded as non-operating income in the Company’s statement of operations, and included in “Gain on derivative instrument, net”. The fair value of the warrants at July 28, 2004 was reclassified to additional paid in capital as of July 28, 2004.

The Company used $315,783 of the proceeds from the private placement to reimburse officers of the Company for expenses, including compensation that was incurred but unpaid, as of January 31, 2004.

The Company paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement. The Company also incurred $85,946 in other legal and accounting fees. The Company also issued a five-year warrant to purchase 3.2 million shares of common stock of the Company at an exercise price of $0.30 per share to the placement agent and its sub-agents in the private placement. The warrants issued to the placement agent are exercisable commencing on February 6, 2005. The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of five years and volatility of 75%. The Company allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders. As a result, the Company initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in the Company’s consolidated balance sheet. The Company further recorded $62,582 of amortization expenses from these issue costs as “Costs of fund raising activities” in the statement of operations for the year ended December 31, 2004.

The adjustments required by EITF Issue No. 00-19 were triggered by the terms of the Company’s agreements for the private placement it completed in February 2004, specifically related to the potential penalties if the Company did not timely register the common stock underlying the warrants issued in the transaction. The adjustments for EITF Issue No. 00-19 had no impact on the Company’s working capital, liquidity, or business operations.

All of the warrants issued in the transaction provide a call right in favor of the Company to the extent that the price per share of the Company’s common stock exceeds $1.00 per share for 20 consecutive trading days, subject to certain circumstances.

Concurrent with the closing of the private placement, bridge investors, who had made loans to the Company over the past 18 months, agreed to convert the $2,610,179 of loans and unpaid interest into units on substantially the same terms as the investors in the private placement. The conversion terms accepted by the bridge investors were substantially different than the initial conversion terms of the bridge loans. As a result, the Company accounted for the change in conversion terms as a substantial modification of terms in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. As a result, the Company recorded a $4,707,939 loss on debt extinguishment in the three month period ended March 31, 2004 for the difference between the carrying value of the bridge loans on the date the conversion terms were modified ($2,610,179) and the fair value of the equity issued under the new conversion terms ($7,318,118). Upon conversion, the Company issued the bridge investors 10,440,714 shares of common stock and 11,484,788 warrants to purchase shares of common stock on the same terms as the unit holders. The fair value of the common stock was computed as $4,176,286 based on the closing price of the Company’s stock on February 6, 2004. The fair value of the warrants was determined to be $3,141,832 using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.20%; the contractual life of five years and volatility of 75%. Upon conversion, the $7,318,118 adjusted value of the bridge loans was reclassified as $26,102 of common stock and $7,292,016 of additional paid-in-capital.

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

In October 2006, the Company issued 271,845 shares of common stock to a consultant, in lieu of compensation, for executive search services. Expense of $62,524 was included in general and administrative expenses.

In November 2006, the Company sold 1,116,071 shares of common stock to Eli Lilly and Company for $500,000 (see Note 2).

During 2006, the Company issued 2,014,195 shares of common stock to warrant holders upon exercise of warrants.

During 2006, the Company issued 510,206 shares of common stock to option holders upon exercise of options.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, either voluntary or involuntary, the holders of Preferred Stock are entitled to receive a liquidation preference, adjusted for combinations, consolidations, stock splits or certain issuances of Common Stock. After payment has been made to the holders of Preferred Stock of the full amounts to which they shall be entitled, the holders of the Common Stock shall be entitled to receive ratably, on a per share basis, the remaining assets. As of December 31, 2006, no Preferred Stock is outstanding. The Company has reserved 48,071,472 shares of Common Stock for the exercise and conversion warrants, and 20,452,531 shares of Common Stock for the exercise and conversion of stock options.

Note 6 - Stock Option Plan

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

In July 2001, the Board of Directors granted 6,584 options to an employee exercisable at $1.50 per share, which vest one-fourth per year beginning July 2002. These options were forfeited during 2002.

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

In June 2002, the Board of Directors approved adjusting the exercise price of 4,399,052 options to $0.15 per share. This changed the accounting treatment for these stock options to variable accounting until they are exercised. For the year ended December 31, 2003, the Company recorded compensation expense under variable accounting equal to $604,100 related to these modified options. For the year ended December 31, 2002, no compensation expense had been recorded related to these modified options as the Company’s stock price was below $0.15 as of December 31, 2002.

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

In April 2005, the Company granted 4,045,136 stock options to employees, officers, independent directors and a consultant, of which 3,302,565 options were granted to executive officers and directors, 542,571 options were granted to employees, and 200,000 options were granted to a consultant. Compensation expense of $31,870 was recorded to reflect the fair value of options issued to the consultant. In addition, the Company granted 300,000 stock options to independent directors in the second half of 2005. The 3,602,565 stock options granted to executive officers and independent directors in 2005 were not approved by the Company’s stockholders at the Company’s Annual Stockholder Meeting on June 20, 2006 and were cancelled and not reissued. Included in general and administrative expense and research and development expense in the quarter ended June 30, 2006 was a non-cash expense of $80,165 and $117,460, respectively, to record unrecognized compensation costs on these options.

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

On June 27, 2006, the Board of Directors also approved a grant of 4,000,000 stock options to the Company’s new Chairman. This option grant was not made under the Company’s 2003 stock option plan, but was made in consideration of the engagement of the new Chairman.

On August 29, 2006, The Board of Directors approved a grant of 6,000,000 stock options to the Company’s newly appointed President and CEO. This option grant was made pursuant to the terms of the new CEO’s employment and was not made under the Company’s 2003 stock option plan. The Board of Directors also approved a grant to the Company’s new CEO of 400,000 restricted shares of common stock, which grant was made (i) on the same day as the new CEO’s option grants and (ii) pursuant to the terms of the new CEO’s employment. In addition, the Board of Directors approved a grant to the Company’s new CEO of $100,000 of restricted shares of common stock on both the first and second anniversaries of her employment (August 29, 2007 and 2008).

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

       The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of the grant.

As of December 31, 2006, the Company had 10,452,531 outstanding stock options granted under its 2003 stock option plan and had 10,000,000 outstanding stock options granted outside the 2003 stock option plan. As of December 31, 2006 there was approximately $676,678 of total unrecognized non-cash compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

As of December 31, 2006, 20,452,531 options were outstanding (11,746,246 were fully vested and exercisable) at prices ranging from $0.15 to $2.00 per share.

A summary of the status of, and changes in, the Company’s stock options as of and for the years ended December 31, 2006 and 2005, is presented below for all stock options issued to employees, directors and non-employees:

	2006		2005
	Options	Weighted- Average-Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	14,384,772	$0.22	10,039,636	$0.19
Granted	10,900,000	0.22	4,345,136	0.29
Voted against at annual stockholders meeting	3,602,565	0.29	-	-
Exercised	510,206	0.15	-	-
Forfeited	719,470	0.55	-	-
Outstanding at end of year	20,452,531	$0.20	14,384,772	$0.22
Options exercisable at end of year	11,746,246		9,856,670

The intrinsic value of options outstanding and options exercisable at December 31, 2006 was $2,620,012 and $1,793,267, respectively. The intrinsic value of options exercised during 2006 was $90,750. The intrinsic value at December 31, 2006 of options expected to vest was $826,745.

Stock Options as of December 31, 2006
Exercise Price	Number Outstanding at December 31, 2006	Weighted-Average Remaining Contractual Life	Number Exercisable at December 31, 2006
$ 0.15	8,650,127	5.3 years	8,650,127
0.17	120,000	7.8 years	85,000
0.20	4,600,000	9.5 years	2,400,000

0.23	6,000,000	9.7 years	-
0.275	300,000	9.7 years	200,000
0.285	742,571	8.3 years	371,286
1.50	14,814	4.1 years	14,814
2.00	25,019	0.9 years	25,019
	20,452,531		11,746,246

Note 7 - Employee Savings Plan

The Company sponsors a defined contribution benefit plan (the “Savings Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. The Savings Plan covers all eligible employees who are at least eighteen years of age and have completed six months of service with the Company. Employee contributions to the Savings Plan are based on percentages of employee compensation plus a discretionary matching contribution by the Company. Vesting in the Company’s contributions is based on length of service over a five-year period. The Company amended the Savings Plan, effective January 1, 2001, to increase the Company match from 50% to 100% of the first 5% of an employee’s deferral, subject to certain limitations. Contributions by the Company for the years ended December 31, 2006 and 2005 were $42,506 and $48,410, respectively.

Note 8 - Income Taxes

No Federal or state income taxes have been provided for in the accompanying consolidated financial statements because of net operating losses incurred to date and the establishment of a valuation allowance equal to the amount of the Company's deferred tax assets. At December 31, 2006, the Company has net operating loss and research and development credit carry-forwards for Federal income tax purposes of approximately $38,800,000 and $970,000, respectively. These carry-forwards expire between 2007 and 2026. Changes in the Company's ownership may cause annual limitations on the amount of loss and credit carry-forwards that can be utilized to offset income in the future. Net operating loss and research and development credit carry-forwards, as of December 31, 2006, expiring over the next five years are as follows:

Year Expiring	Net Operating Loss	Research and Development Credit
2007	$892,112	$23,863
2008	4,655,901	121,653
2009	6,039,518	208,148
2010	2,100,609	31,522
2011	2,003,368	21,454
Total	$15,691,508	$406,640

The net deferred tax assets as of December 31, 2006 and 2005 are summarized as follows:

	December 31, 2006	December 31, 2005

Deferred tax assets:

Depreciation	$190,000	$210,000
Net operating loss carry-forwards	15,500,000	14,200,000
Tax credit carry-forwards	970,000	890,000
	16,660,000	15,300,000
Valuation allowance	(16,660,000)	(15,300,000)
Net deferred income taxes	$-	$-

The net change in the valuation allowance during 2006 and 2005 was an increase of $1,360,000 and $945,000, respectively.

Note 9 - Commitments and Contingencies

Operating Lease
The Company operates out of a laboratory and office facility in Vernon Hills, Illinois. The original lease term was for sixty-three months through May 14, 2002 and included a renewal option for two additional five-year periods. In May 2002, the lease was extended for a five-year period, through May 2007. The Company is currently negotiating an extension of this lease.

Future minimum lease payments as of December 31, 2006, under the terms of the operating lease for the facility in Vernon Hills, Illinois are as follows:

Year ending December 31,	Amount

2007	$34,000

Rental expense, including allocated operating costs and taxes, was $125,995 and $123,308 for the years ended December 31, 2006 and 2005, respectively.

Capital Lease
The Company purchased a telephone system under the terms of a capital lease in March 2003. The lease called for thirty-six monthly payments of $414 through March 2006, and was fully paid in 2006.

Collaboration, Consulting and Licensing Agreements
Under the terms of various license and collaborative research agreements with Albert Einstein College of Medicine (“AECOM”) the Company is obligated to make semi annual maintenance payments and quarterly funding payments. In addition, the agreements call for royalty and revenue sharing agreements upon the sale and/or license of products or technology licensed under the agreements. In March 2002, September 2002 and October 2006 the Company renegotiated various terms of the AECOM agreements.

Total expense for these outside research, collaboration and license agreements, included in research and development expenses, was $450,000 and $375,074 for the years ended December 31, 2006 and 2005, respectively.

The Company has a consulting agreement with Dr. Peter Davies, its founding scientist, which has been renewed through November 2008, but in some instances, may be terminated at an earlier date by the Company and the consultant. Expense for the consulting agreement, included in research and development expenses, was $108,000 and $108,000 for the years ended December 31, 2006 and 2005, respectively.

Future minimum payments, as of December 31, 2006, under the above agreements are as follows:

Year ending December 31,	Collaborations	Consulting

2007	$475,000	$108,000
2008	500,000	99,000
2009	500,000	-
2010	500,000	-
2011	500,000	-
Total	$2,475,000	$207,000

The Company is obligated to pay AECOM $500,000 each year that the Agreements are still in effect. In addition, the Company is obligated to pay AECOM a percentage of all revenues received from selling and/or licensing aspects of the AD technology licensed from AECOM that exceeds the minimum obligations reflected in the annual license maintenance payments. The Company can terminate the Agreement at any time with sixty days written notice, but would be required to reimburse AECOM for any salary obligations undertaken by AECOM for the research projects covered by the Agreements for up to one year from the termination date.

Executive Letter Agreement
Under the terms of her employment, Ellen R. Hoffing, the President and CEO, receives a minimum base salary of $300,000 per year, plus a bonus of up to 40% of Ms. Hoffing’s base salary upon attainment of performance objectives established by the Company’s Board of Directors and acceptable to Ms. Hoffing. The Company granted Ms. Hoffing a stock option to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.23 (which was the closing price of the common stock on the over-the-counter market on the date of grant). The option vests as to 1,000,000 shares of common stock on the sixth month anniversary of the grant, and then will vest as to an additional 166,667 shares for each month thereafter until the option is vested in full (which will be on the third anniversary of the date of grant). The Company also granted 400,000 shares of restricted stock, which vests as to 133,334 shares on the first anniversary of the date of grant and 133,333 shares on the second and third anniversaries of the date of grant. In addition, Ms. Hoffing will receive $100,000 worth of shares of restricted stock on her one-year anniversary and her two-year anniversary with the Company (August 29, 2007 and August 29, 2008). If Ms. Hoffing’s employment is terminated by the Company without cause, she is entitled to her base salary and benefits for a period of 12 months after such termination, and the portion of her options and restricted stock that would have vested during the 12 months following such termination will immediately vest. If Ms. Hoffing’s employment is terminated upon or in connection with a change of control of the Company, then Ms. Hoffing will be paid the equivalent of one year’s base salary and any unvested shares of restricted stock and stock options will immediately vest in full upon such change in control. The Company expects to enter into a definitive agreement with Ms. Hoffing by the end of the second quarter 2007.

Employment Agreements
David Ellison, the Chief Financial Officer and Corporate Secretary, is employed pursuant to an agreement through October 31, 2007 that provides for a minimum base salary of $174,000 per year, with an annual cost of living increase. Mr. Ellison has not received an increase in his base salary since April 2005. Included in 2006 general and administrative expense is $4,529 accrued as of December 31, 2006, representing his earned, but not yet paid, cost of living increase since April 2006. Mr. Ellison’s agreement also provides a minimum monthly non-accountable allowance of $300 for automobile and cell phone expenses. This allowance was increased to $400 per month in April 2005. If the Company terminates Mr. Ellison’s employment without cause or upon or in connection with a change in control or Mr. Ellison terminates his employment for cause, then Mr. Ellison will receive severance consisting of (i) a lump sum payment from the Company equal to the greater of (A) the total base salary otherwise payable through the expiration of the term of Mr. Ellison’s employment agreement or (B) twelve months’ base salary and bonus (based on the prior year’s base salary plus bonus), (ii) health, disability and life insurance provided to Mr. Ellison for up to twelve months following the effective date of such termination and (iii) continued exercisability of all options held by Mr. Ellison. If the Company fails to give Mr. Ellison at least 90 days notice that his employment agreement is not being renewed for any reason other than cause, then Mr. Ellison will receive severance payments equal to his base salary then in effect, plus the amount of the bonus earned by Mr. Ellison for the year, if any. Such severance payment shall be payable over a one (1) year period.

Daniel J. Kerkman, Ph.D., the Vice President of Research and Development, is employed pursuant to an agreement through October 31, 2007 that provides for a minimum base salary of $189,000 per year, with an annual cost of living increase. Dr. Kerkman has not received an increase in his base salary since April 2005. Included in 2006 research and development expense is $4,901 accrued as of December 31, 2006, representing his earned, but not yet paid, cost of living increase since April 2006. Dr. Kerkman’s agreement also provides a minimum monthly non-accountable allowance of $300 for automobile and cell phone expenses. This allowance was increased to $400 per month in April 2005. If the Company terminates Dr. Kerkman’s employment without cause or Dr. Kerkman terminates his employment for cause, then Dr. Kerkman will receive severance consisting of (i) a lump sum payment from the Company equal to the greater of (A) the total base salary otherwise payable through the expiration of the term of Dr. Kerkman’s employment agreement or (B) twelve months’ base salary and bonus (based on the prior year’s base salary plus bonus), (ii) health, disability and life insurance provided to Dr. Kerkman for up to twelve months following the effective date of such termination and (iii) continued exercisability of all options held by Dr. Kerkman. If the Company fails to give Dr. Kerkman at least 90 days notice that his employment agreement is not being renewed for any reason other than cause, then Dr. Kerkman will receive severance payments equal to his base salary then in effect, plus the amount of the bonus earned by Dr. Kerkman for the year, if any. Such severance payment shall be payable over a one (1) year period.

John F. DeBernardis, Ph.D., Senior Advisor to the Company’s Chief Executive Officer, is employed pursuant to an agreement through October 31, 2007 that provides for a minimum base salary of $282,000 per year, with an annual cost of living increase. Dr. DeBernardis has not received an increase in his base salary since April 2005. Included in 2006 research and development expense is $7,326 accrued as of December 31, 2006, representing his earned, but not yet paid, cost of living increase since April 2006. Dr. DeBernardis’s agreement also provides a minimum monthly non-accountable allowance of $1,000 for automobile and cell phone expenses. This allowance was increased to $1,150 per month in April 2005. In addition, the Company also provides Dr. DeBernardis, at the Company’s expense, a term life insurance policy in the amount of $600,000. If the Company terminates Dr. DeBernardis’ employment without cause or upon or in connection with a change in control or Dr. DeBernardis terminates his employment for cause, then Dr. DeBernardis will receive severance consisting of (i) a lump sum payment from the Company equal to the greater of (A) the total base salary otherwise payable through the expiration of the term of Dr. DeBernardis’ employment agreement or (B) twelve months’ base salary and bonus (based on the prior year’s base salary plus bonus), (ii) health, disability and life insurance provided to Dr. DeBernardis for up to twelve months following the effective date of such termination and (iii) continued exercisability of all options held by Dr. DeBernardis. If the Company fails to give Dr. DeBernardis at least 90 days notice that his employment agreement is not being renewed for any reason other than cause, then Dr. DeBernardis will receive severance payments equal to his base salary then in effect, plus the amount of the bonus earned by Dr. DeBernardis for the year, if any. Such severance payment shall be payable over a one (1) year period. Dr. DeBernardis and the Company entered into an amendment to Dr. DeBernardis’ employment agreement in July 2006. Pursuant to this amendment, the parties agreed that Dr. DeBernardis’ employment agreement stays in full force and effect until its expiration (October 31, 2007) after Dr. DeBernardis’ resignation as President and CEO became effective. Other than the title held by Dr. DeBernardis, no other term of his employment agreement was changed by the amendment except that upon a termination of his employment all of Dr. DeBernardis’ incentive stock options will be converted into non-qualified options.

Contingencies
The Company does not maintain any product liability insurance for products in development. The Company believes that even if product liability insurance were obtained, there is no assurance that such insurance would be sufficient to cover any claims. The Company is unaware of any product liability claims.

The ability to develop the Company’s technologies and to commercialize products will depend on avoiding patents of others. While the Company is aware of patents issued to competitors, as of December 31, 2006, the Company was not aware of any claim of patent infringement against it.

In March 2004, the Company was notified by email from Innogenetics, a Belgian biopharmaceutical company involved in specialty diagnostics and therapeutic vaccines, that it believes the CSF diagnostic test the Company has been developing uses technology that is encompassed by the claims of its’ U.S. patents. Innogenetics also informed the Company that it could be amenable to entering into a licensing arrangement or other business deal with the Company regarding its patents. The Company had some discussions with Innogenetics concerning a potential business relationship, however no further discussions have been held since the second quarter of 2006.

The Company has reviewed these patents with its patent counsel on several occasions prior to receipt of the email from Innogenetics and subsequent to receipt of the email. Based on these reviews, the Company believes that its CSF diagnostic test does not infringe the claims of these Innogenetics patents. If the Company is unable to reach a mutually agreeable arrangement with Innogenetics, it may be forced to litigate the issue. Expenses involved with litigation may be significant, regardless of the ultimate outcome of any litigation. An adverse decision could prevent the Company from possibly marketing a future diagnostic product and could have a material adverse impact on its business.

Note 10 - Bridge Funding

On July 10, 2006, the Company entered into a Note and Warrant Purchase Agreement with private investors pursuant to which the Company sold to the investors 12% senior unsecured notes due January 10, 2007 in the aggregate principal amount of $500,000 (“Bridge Funding”), and five year warrants (the “Warrants”) exercisable to purchase an aggregate of 922,500 shares of the Company’s common stock at an exercise price of $.0025 per share. The Notes, plus accrued interest, were paid in full as of January 10, 2007. The Notes were not guaranteed by any third party, and not secured by the Company, and were senior to all of the Company’s indebtedness and were non-transferable. The Warrants are immediately exercisable, however, the shares of common stock to be issued upon exercise of the warrants have not yet been registered.

The Company has adopted EITF 05-4, “The Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19”, View C to account for its registration rights agreements. The holders of the warrants have a piggy-back registration right in association with the Note and Warrant Purchase Agreement. View C of EITF 05-4 takes the position that the registration rights should be accounted for separately from the financial instrument as the payoff of the financial instruments is not dependent on the payoff of the registration rights agreement, and according to DIG K-1, registration rights agreements and the financial instruments do not meet the combining criteria as they relate to different risks. The Financial Accounting Standards Board (FASB) has postponed further discussion on EITF 05-4. Since the FASB has not reached a consensus, the Company’s accounting for the registration rights may change when the FASB reaches a consensus.

The Company accounted for the warrants issued based on guidance from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force (“EITF”) No. 00-19. Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own stock. Accordingly, the warrants are classified as equity.

The Company allocated the proceeds from the Bridge Funding of $500,000 between the debt and the warrants based upon the fair value of the debt and warrants at the transaction date. The warrants were valued using the Black-Scholes pricing model. This resulted in an increase in additional paid-in capital at the transaction date related to the warrants in the amount of $200,866. The carrying value of the debt was reduced by the $200,866 and the discount is being amortized over the life of the loan (6 months). During 2006, $189,707 of the discount was recognized as interest expense. Included in current liabilities as of December 31, 2006, is a bridge loan balance of $488,841, comprised of the $500,000 Bridge Funding proceeds received, net of the unamortized debt discount of $11,159.

    The fair value of the warrants issued was determined using the Black-Scholes option pricing model based on the following assumptions: volatility of 75%, expected life of two years, risk free interest rate of 5.14% and no dividends.

Note 11 - Accounts Receivable

Included in accounts receivable at December 31, 2006 is one signed contract for $250,000. The revenues from this agreement have not yet been recognized, and are included in deferred revenues at December 31, 2006, as performance of the agreement has not been completed by either party.

Note 12 - Research Agreement with Nanosphere, Inc.

In January 2006, the Company entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist the Company in the development of serum-based diagnostic tests for AD. The Company is currently working on developing additional tools that may enable us to best utilize Nanosphere’s proprietary technology to further evaluate and develop serum-based diagnostic tests.

Note 13 - Authorized Shares

The Company discovered in the first quarter of 2006 that three prior amendments to its certificate of incorporation were approved by written consent of the stockholders. The first amendment, approved in October 2001 and filed in November 2001, increased the Company's authorized common stock from 22.4 million shares to 50 million shares, and the second amendment, approved in June 2003 and filed in September 2003, increased the authorized common stock to 200 million shares. The third amendment to the Company's certificate of incorporation was approved and filed in October 2003 to change the name of the Company to “Applied NeuroSolutions, Inc.” For each of these amendments, the Company filed an information statement and duly mailed it to stockholders 20 days prior to effective date of the stockholders' written consents becoming effective, all in accordance with the Exchange Act and its applicable rules.

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

        (b)    Internal Controls Over Financial Reporting.    There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. The design and operation of our internal controls over financial reporting, however, have significant deficiencies and material weaknesses that are reasonably likely to adversely affect our ability to record, process, summarize and report financial information. We lack segregation of duties in the period-end financial reporting process, which results in a material weakness. Our Chief Financial Officer (CFO) is the only employee with any significant knowledge of generally accepted accounting principles. The CFO is also the sole employee in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors as of December 31, 2006, and their ages as of March 31, 2007, are as follows:

Name	Age	Position
Robert S. Vaters (2)(3)	46	Chairman of the Board of Directors; Class III Director
Ellen R. Hoffing	50	President, Chief Executive Officer & Class II Director
David Ellison	45	Chief Financial Officer & Corporate Secretary
Daniel J. Kerkman, Ph.D	55	Vice President, Research and Development
Jay B. Langner (1)(2)	77	Class II Director
Michael Sorell, M.D. (1) (3)	59	Class III Director
Bruce N. Barron	52	Class I Director
Alan L. Heller (2)	53	Class III Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation and Stock Option Committee
(3)	Member of Nominating Committee

Robert S. Vaters, a Class III director, has served as a director since October 2005 and was appointed Chairman of the Board in July 2006. Mr. Vaters is currently a General partner in Med Opportunity Partners, a New York based private equity firm. Previously, Mr. Vaters was Executive Vice President, Strategy and Corporate Development of Inamed Corporation from November 2004 to March 2006 after serving as Inamed's Chief Financial Officer from August 20, 2002 to November 2004. From September 2001 to August 2002, Mr. Vaters worked on a variety of private merchant banking transactions. He was Executive Vice President and Chief Operating Officer at Arbinet Holdings, Inc., a leading telecom capacity exchange from January 2001 to July 2001. He served as Chief Financial Officer at Arbinet from January 2000 to December 2000. Prior to that he was at Premiere Technologies from July 1996 through January 2000, where he held a number of senior management positions, including Executive Vice President and Chief Financial Officer, Managing Director of the Asia Pacific business based in Sydney, Australia and Chief Financial Officer of Xpedite Systems Inc., formerly an independent public company that was purchased by Premiere. Additional experience includes Senior Vice President, Treasurer of Young and Rubicam Inc., a global communications firm with operations in 64 countries. From 1995 to 1998, Mr. Vaters was also an independent board member and chairman of the audit committee of Rockford Industries, a public company providing healthcare equipment financing.

Ellen R. Hoffing, a Class II director, has been President and Chief Executive Officer since August 29, 2006. Since 2005, she has been a consultant to healthcare focused companies. In 2005, Ms. Hoffing was Vice President, Strategic Planning at American Pharmaceutical Partners, a publicly traded specialty pharmaceutical company focused on injectable oncology, anti-infective and critical care products. From 2002 to 2005, Ms. Hoffing was Vice President, Renal Pharmaceuticals at Baxter Healthcare, a New York Stock Exchange listed company. From 2001 to 2002, she was Vice President, Strategy and Acquisitions, at Merisant (the maker of Equal®) and from 2000 to 2001, Ms. Hoffing was a strategy and management consultant to healthcare focused companies. Prior to 2000, Ms. Hoffing took on roles of increasing responsibility in her 17 years at the Searle division of Monsanto, which culminated in her position as Vice President, Global Analytics.

David Ellison, CPA, has been Chief Financial Officer of the Company since May, 1996 and Corporate Secretary since August, 1999. He had been Chief Financial Officer of a long-term care facility specializing in Alzheimer’s care and prior to that he was a senior manager in a Chicago-area public accounting firm.

Daniel J. Kerkman, Ph.D., joined the Company in August 1993 as Group Leader of Chemistry and now serves in his role of Vice President, Research and Development. Prior to joining the Company, Dr. Kerkman spent thirteen years at Abbott Laboratories where he began his career as a research chemist initially in the cardiovascular area followed by several positions within both the immunoscience and neuroscience areas. A series of promotions ended with his position as the Project Leader in Adrenergic research within the Pharmaceutical Products Division supervising a 35 person staff. During his tenure, a number of IND candidates were identified. Dr. Kerkman received his Ph.D. degree from MIT in 1979 and worked one year as a postdoctoral fellow in the Department of Chemistry at MIT. He is co-author on more than 40 scientific publications and holds 18 U.S. patents.

Jay B. Langner, a Class II director, was appointed as a director in July 2005. Since 1985, Mr. Langner has served as the Chairman of the Board of Trustees of Montefiore Medical Center. Located in The Bronx, NY, Montefiore Medical Center is the University Hospital for the Albert Einstein College of Medicine (AECOM) and one of the largest health care systems in the United States. From 1961 to 2003, he served as Chairman and CEO of the Hudson General Corporation, which was sold to Luftansa Airlines in 1999. Mr. Langner began his career in 1954, serving as president of Langner Leasing Corporation.

Michael Sorell, MD, a Class III director, was appointed as a director in November 2004. Dr. Sorell has been a Director of Neurologix, Inc., a publicly traded biotechnology company, since September 2004 and has been the Managing Member of MS Capital since 1996. Dr. Sorell was the President and CEO of Neurologix, Inc. from September 2004 to July 2006. Previous positions have included Associate Director of Clinical Research at Schering-Plough Corporation from 1983 to 1985; a Biotechnology and Pharmaceuticals Analyst at Morgan Stanley from 1986 to 1992 and an Emerging Growth Strategist at Morgan Stanley from 1994 to 1996; and a Portfolio Manager and Managing Member of MSX Life Sciences from 1992 to 1994. Dr. Sorell also serves as a member of the Board of Directors of SCOLR, Inc., a publicly traded drug delivery company.

Bruce N. Barron, a Class I director, has been a director of the Company since June 1994. On January 30, 2007, Mr. Barron informed the Company that he would not run for re-election at the Company’s next annual meeting of stockholders, due to an increase in Mr. Barron’s external business commitments. Mr. Barron was Chairman of the Board from August 1999 until June 2006, and was Chief Executive Officer of the Company from April 1995 through September 2004. Mr. Barron is currently a partner and manager of a private equity/venture capital fund. Previously, he had been President of the Company from April 1995 to August 1999. He had also been Chief Financial Officer of the Company from September 1993 on a part-time basis and on a full-time basis from April 1994 to April 1995. Mr. Barron has been a director of ClaimForce, Inc. since February 2006. From 1989 until June 1994, Mr. Barron was a director and Vice Chairman and Chief Executive Officer of Xtramedics, Inc. and from 1988 to 1989, a Vice President of Finance, in all instances on a part-time basis. Xtramedics was merged into Athena Medical Corp. in June, 1994. From 1985 to August, 1993, Mr. Barron was a director and Vice President of Finance and Chief Financial Officer of Gynex Pharmaceuticals, Inc. in addition to serving in various other capacities, including Vice Chairman from 1988 to 1989, in all instances on a part-time basis. Gynex was acquired by BioTechnology General Corp. (now Savient Pharmaceuticals) in August 1993. From 1985 to 1992, Mr. Barron also served as a director and part-time executive officer of Pharmatec, Inc. (now Pharmos Corp.) in various capacities including President, Chief Executive Officer, Chief Financial Officer, and Vice President. Mr. Barron was a member of the Board of Directors of Trimedyne, Inc., a publicly traded manufacturer of lasers for use in various medical applications from 1985 until February, 2001.

Alan L. Heller, a Class III director, since September 6, 2006. Since March 2006, Mr. Heller has been an Operating Partner at a private equity firm, Water Street Capital Partners. Mr. Heller currently serves on the Board of Directors of two public companies: Savient Pharmaceuticals, Inc. and Northfield Laboratories Inc.. From November 2004 to November 2005, Mr. Heller was President and Chief Executive Officer of American Pharmaceutical Partners, Inc., a company that develops, manufactures and markets branded and generic injectable pharmaceutical products. From January 2004 to November 2004 Mr. Heller served as an investment advisor on life science transactions to One Equity Partners, a private equity arm of JP Morgan Chase. From 2000 to 2004, Mr. Heller also served as Senior Vice President and President Global Renal operations at Baxter Healthcare Corporation. Prior to joining Baxter, Mr. Heller spent 23 years at G.D. Searle. He served in several senior level positions including Co-President and Chief Operating Officer, with responsibility for all commercial operations worldwide, and Executive Vice President and President, Searle Operations.

Board of directors committees and other information

Since April 1999, the Company's Certificate of Incorporation and Bylaws have provided that the Company's Board of Directors is divided into three classes with staggered terms of three years each. In June 2006, the Company's stockholders voted on initial terms for the three classes of directors as set forth in the Company’s By-laws, because the terms for all classes of directors had expired. As a result of the election of directors in June 2006, the initial term of the directors of the first class (“Class I”) will expire in 2007, the initial term of the directors of the second class (“Class II”) will expire in 2008 and the initial term of the directors of the third class (“Class III”) will expire in 2009. In August and September, we appointed Ellen R. Hoffing as a Class II director and Alan L. Heller as a Class III director. The Company’s By-laws require that directors who are appointed to fill vacancies must stand for election at the next annual meeting of stockholders and thereafter will stand for election with the other directors in their class. After the expiration of the initial term, all of the Company's directors serve three year terms and hold office until the third annual meeting of stockholders of the Company following their election to the Board and until their respective successors have been qualified and elected. Officers are elected by, and serve at the discretion of, the Board of Directors. On January 30, 2007, Mr. Barron informed the Company that he would not run for re-election at the Company’s next annual meeting of stockholders, due to an increase in Mr. Barron’s external business commitments.

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

Committees

In June 2006, the Board of Directors appointed Jay B. Langner and Dr. Michael Sorell to the Audit Committee. The Audit Committee reviews the scope and results of the Company's financial statements conducted by the Company's independent auditors. The Committee also reviews the scope of other services provided by the Company's independent auditors, proposed changes in the Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to its internal accounting, and auditing and financial controls. The Committee makes recommendations to the Board of Directors on the engagement of the independent auditors, as well as other matters which may come before it or as directed by the Board of Directors. Our Board of Directors has determined that Mr. Langner is an “audit committee financial expert” within the applicable definition of the Securities and Exchange Commission. Each of Mr. Langner and Dr. Sorell qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

In June 2006, the Board of Directors appointed Robert S. Vaters and Jay B. Langner to the Compensation Committee. In March 2007, the Board of Directors appointed Alan L. Heller to the Compensation Committee. The Compensation Committee makes decisions concerning matters of executive compensation; administers the Company's executive incentive plans; reviews compensation plans, programs and policies; and monitors the performance and compensation of executive officers. The goal of our Board of Directors executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining senior management. Each of Mr. Vaters, Mr. Langner, and Mr. Heller qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

In June 2006, the Board of Directors appointed Dr. Michael Sorell and Robert S. Vaters to the Nominating Committee. The Nominating Committee participates in identifying qualified individuals to become directors and determining the composition of the Board and its committees. Each of Dr. Sorell and Mr. Vaters qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

Code of Ethics

Effective June 1, 2005, we have adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer and chief financial officer, and any person performing similar functions) and employees. We have made our Code of Ethics available by filing it as Exhibit 14 with our 2005 Annual Report on Form 10-KSB.

ITEM 10.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
The following table sets forth all compensation awarded to, earned by, or paid for services in all capacities during 2006 and 2005 by our Chief Executive Officer, President and Chief Operating Officer, Vice-President of R & D, and Chief Financial Officer.

Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		All other Compensation		Total
Ellen R. Hoffing, President and CEO (1)	2006 2005		$92,115 N/A		$40,000 N/A		$39,805 N/A		$718,685 N/A		$0 N/A		$890,605 N/A
John F. DeBernardis Former Pres. and CEO(2)	2006 2005	$ $	303,326 292,500	$ $	0 0	$ $	0 0	$ $	0 0	$ $	4,263 3,885	$ $	307,589 296,385
Daniel Kerkman V.P. of R & D (3)	2006 2005	$ $	202,901 195,750	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	202,901 195,750
David Ellison CFO(4)	2006 2005	$ $	187,529 180,750	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	187,529 180,750

(1) Ms. Hoffing began employment as President and CEO of the Company in September 2006. Her annual base salary per her employment agreement is $300,000. On August 29, 2006, The Board of Directors approved a grant of 6,000,000 stock options to Ms. Hoffing. This option grant was made pursuant to the terms of her employment and was not made under the Company’s 2003 stock option plan. In addition, the Board of Directors approved a grant to Ms. Hoffing of 400,000 restricted shares of common stock, which grant was made (i) on the same day as the new CEO’s option grants and (ii) pursuant to the terms of the new CEO’s employment.
(2) Dr. DeBernardis was President and CEO of the Company from October 2004 through August 2006. Dr. DeBernardis’s employment agreement provides for an annual cost of living increase. No increase has been received since April 2005. Included in the 2006 Salary amount is $7,326 accrued as of December 31, 2006, representing his earned, but not yet paid, cost of living increase since April 2006. Dr. DeBernardis’s employment agreement provides for the Company to pay for a life insurance policy, in addition to the life insurance policy provided through the Company’s group health plan. The annual premium is included in All Other Compensation. Dr. DeBernardis’s employment agreement provides for a monthly expense allowance of $1,000. In April 2005, the monthly expense allowance was increased to $1,150.
 (3) Dr. Kerkman’s employment agreement provides for an annual cost of living increase. No increase has been received since April 2005. Included in the 2006 Salary amount is $4,901 accrued as of December 31, 2006, representing his earned, but not yet paid, cost of living increase since April 2006. Dr. Kerkman’s employment agreement provides for a monthly expense allowance of $300. In April 2005, the monthly expense allowance was increased to $400.
(4) Mr. Ellison’s employment agreement provides for an annual cost of living increase. No increase has been received since April 2005. Included in the 2006 Salary amount is $4,529 accrued as of December 31, 2006, representing his earned, but not yet paid, cost of living increase since April 2006. Mr. Ellison’s employment agreement provides for a monthly expense allowance of $300. In April 2005, the monthly expense allowance was increased to $400.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ellen R. Hoffing(1)	-	6,000,000	-	$0.230	8/29/2016	400,000	$39,805	-	$-

John F. DeBernardis	65,840	-	-	$0.150	4/1/2008	-	-	-	$-
	233,731	-	-	$0.150	11/16/2010
	427,957	-	-	$0.150	11/1/2011
	120,402	-	-	$0.150	6/1/2012
	1,500,000	-	-	$0.150	9/2/2013

Daniel Kerkman	39,504	-	-	$0.150	4/1/2008	-	-	-	$-
	65,840	-	-	$0.150	11/16/2010
	181,059	-	-	$0.150	11/1/2011
	52,738	-	--	$0.l50	6/1/2012
	400,000	-	-	$0.150	9/2/2013

David Ellison	9,876	-	-	$0.150	4/1/2008	-	-	-	$-
	69,132	-	-	$0.150	11/16/2010
	164,599	-	-	$0.150	11/1/2001
	35,656	-	-	$0.150	6/1/2012
	500,000	-	-	$0.150	9/2/2013

(1) Ms. Hoffing’s stock options will become exercisable as follows: 1,000,000 options will become exercisable on February 29, 2007, 166,667 options will become exercisable each month thereafter through July 29, 2009 and 166,657 options will become exercisable on August 29, 2009. Ms. Hoffing’s restricted common stock will become exercisable as follows: 133,334 shares of restricted common stock vests on August 29, 2007, 133,333 shares of restricted common stock vests on August 29, 2008, and 133,333 shares of restricted common stock vests on August 29, 2009.
(2) All the above stock options, with the exception of Ms. Hoffing’s stock options, are fully vested and exercisable as of December 31, 2006.

Executive letter agreement

Under the terms of her employment, Ellen R. Hoffing, the President and CEO, receives a minimum base salary of $300,000 per year, plus a bonus of up to 40% of Ms. Hoffing’s base salary upon attainment of performance objectives established by the our Board of Directors and acceptable to Ms. Hoffing. We granted Ms. Hoffing a stock option to purchase 6,000,000 shares of our common stock at an exercise price of $0.23 (which was the closing price of the common stock on the over-the-counter market on the date of grant). The option vests as to 1,000,000 shares of common stock on the sixth month anniversary of the grant, and then will vest as to an additional 166,667 shares for each month thereafter until the option is vested in full (which will be on the third anniversary of the date of grant). We also granted 400,000 shares of restricted stock, which vests as to 133,334 shares on the first anniversary of the date of grant and 133,333 shares on the second and third anniversaries of the date of grant. In addition, Ms. Hoffing will receive $100,000 worth of shares of restricted stock on her one-year anniversary and her two-year anniversary with the Company (August 29, 2007 and August 29, 2008). If Ms. Hoffing’s employment is terminated by us without cause, she is entitled to her base salary and benefits for a period of 12 months after such termination, and the portion of her options and restricted stock that would have vested during the 12 months following such termination will immediately vest. If Ms. Hoffing’s employment is terminated upon or in connection with a change of control of the Company, then Ms. Hoffing will be paid the equivalent of one year’s base salary and any unvested shares of restricted stock and stock options will immediately vest in full upon such “change in control”. We expect to enter into a definitive agreement with Ms. Hoffing by the end of the second quarter 2007.

Employment agreements

David Ellison, the Chief Financial Officer and Corporate Secretary, is employed pursuant to an agreement through October 31, 2007 that provides for a minimum base salary of $174,000 per year, with an annual cost of living increase. Mr. Ellison has not received an increase in his base salary since April 2005. Included in 2006 general and administrative expense is $4,529 accrued as of December 31, 2006, representing his earned, but not yet paid, cost of living increase since April 2006. Mr. Ellison’s agreement also provides a minimum monthly non-accountable allowance of $300 for automobile and cell phone expenses. This allowance was increased to $400 per month in April 2005. If we terminate Mr. Ellison’s employment without cause or upon or in connection with a change in control or Mr. Ellison terminates his employment for “cause”, then Mr. Ellison will receive severance consisting of (i) a lump sum payment from us equal to the greater of (A) the total base salary otherwise payable through the expiration of the term of Mr. Ellison’s employment agreement or (B) twelve months’ base salary and bonus (based on the prior year’s base salary plus bonus), (ii) health, disability and life insurance provided to Mr. Ellison for up to twelve months following the effective date of such termination and (iii) continued exercisability of all options held by Mr. Ellison. If we fail to give Mr. Ellison at least 90 days notice that his employment agreement is not being renewed for any reason other than cause, then Mr. Ellison will receive severance payments equal to his base salary then in effect, plus the amount of the bonus earned by Mr. Ellison for the year, if any. Such severance payment shall be payable over a one (1) year period.

Daniel J. Kerkman, Ph.D., the Vice President of Research and Development, is employed pursuant to an agreement through October 31, 2007 that provides for a minimum base salary of $189,000 per year, with an annual cost of living increase. Dr. Kerkman has not received an increase in his base salary since April 2005. Included in 2006 research and development expense is $4,901 accrued as of December 31, 2006, representing his earned, but not yet paid, cost of living increase since April 2006. Dr. Kerkman’s agreement also provides a minimum monthly non-accountable allowance of $300 for automobile and cell phone expenses. This allowance was increased to $400 per month in April 2005. If the we terminate Dr. Kerkman’s employment without cause or Dr. Kerkman terminates his employment for “cause”, then Dr. Kerkman will receive severance consisting of (i) a lump sum payment from us equal to the greater of (A) the total base salary otherwise payable through the expiration of the term of Dr. Kerkman’s employment agreement or (B) twelve months’ base salary and bonus (based on the prior year’s base salary plus bonus), (ii) health, disability and life insurance provided to Dr. Kerkman for up to twelve months following the effective date of such termination and (iii) continued exercisability of all options held by Dr. Kerkman. If the we fail to give Dr. Kerkman at least 90 days notice that his employment agreement is not being renewed for any reason other than cause, then Dr. Kerkman will receive severance payments equal to his base salary then in effect, plus the amount of the bonus earned by Dr. Kerkman for the year, if any. Such severance payment shall be payable over a one (1) year period.

John F. DeBernardis, Ph.D., Senior Advisor to the Company’s Chief Executive Officer, is employed pursuant to an agreement through October 31, 2007 that provides for a minimum base salary of $282,000 per year, with an annual cost of living increase. Dr. DeBernardis has not received an increase in his base salary since April 2005. Included in 2006 research and development expense is $7,326 accrued as of December 31, 2006, representing his earned, but not yet paid, cost of living increase since April 2006. Dr. DeBernardis’s agreement also provides a minimum monthly non-accountable allowance of $1,000 for automobile and cell phone expenses. This allowance was increased to $1,150 per month in April 2005. In addition, we also provide Dr. DeBernardis, at our expense, a term life insurance policy in the amount of $600,000. If we terminate Dr. DeBernardis’ employment without cause or upon or in connection with a change in control or Dr. DeBernardis terminates his employment for “cause”, then Dr. DeBernardis will receive severance consisting of (i) a lump sum payment from us equal to the greater of (A) the total base salary otherwise payable through the expiration of the term of Dr. DeBernardis’ employment agreement or (B) twelve months’ base salary and bonus (based on the prior year’s base salary plus bonus), (ii) health, disability and life insurance provided to Dr. DeBernardis for up to twelve months following the effective date of such termination and (iii) continued exercisability of all options held by Dr. DeBernardis. If we fail to give Dr. DeBernardis at least 90 days notice that his employment agreement is not being renewed for any reason other than cause, then Dr. DeBernardis will receive severance payments equal to his base salary then in effect, plus the amount of the bonus earned by Dr. DeBernardis for the year, if any. Such severance payment shall be payable over a one (1) year period. Dr. DeBernardis and the Company entered into an amendment to Dr. DeBernardis’ employment agreement in July 2006. Pursuant to this amendment, the parties agreed that Dr. DeBernardis’ employment agreement stays in full force and effect until its expiration (October 31, 2007) after Dr. DeBernardis’ resignation as President and CEO became effective. Other than the title held by Dr. DeBernardis, no other term of his employment agreement was changed by the amendment except that upon a termination of his employment all of Dr. DeBernardis’ incentive stock options will be converted into non-qualified options.

These agreements provide for accelerated vesting of unvested stock options and restricted stock upon a change in control.

Compensation of directors

Directors receive annual option grants as compensation for their service as members of the board of directors. Directors are reimbursed for reasonable out-of-pocket expenses incurred in the performance of their duties and the attendance of board meetings and any meeting of stockholders. Mr. Barron was paid $38,708 and $48,000 as compensation for services rendered to the Company as Chairman in 2006 and 2005, respectively. Mr. Barron was compensated as an employee of the Company and received health benefits and participated in the Company’s 401(k) retirement plan in 2006 and 2005. In connection with Mr. Barron’s resignation as Chairman in June 2006, the Company and Mr. Barron agreed to reduce the monthly payments that Mr. Barron received under his employment agreement to $2,479.74. Such payments were made through December 31, 2006, and represent Mr. Barron’s contributions for the coverage of Mr. Barron and his family under the Registrant’s group health insurance plan and Mr. Barron’s contributions to the Registrant’s 401(k) plan. In the event that the Company during its 2007 fiscal year raises at least $2 million in additional funding, the Company will make six additional payments of $2,479.74 to Mr. Barron. The Company has also agreed to convert Mr. Barron’s incentive options into non-qualified options immediately after the Registrant’s next annual meeting of stockholders. Mr. Vaters, who became Chairman in June 2006, was paid $20,000 for consulting services rendered to the Company as Chairman in 2006.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Robert S. Vaters	$20,000	$-	$348,000	$-	$-	$-	$368,000

Bruce N. Barron	$38,708	$-	$-	$-	$-	$-	$38,708

Jay B. Langner	$-	$-	$26,100	$-	$-	$-	$26,100

Michael Sorell	$-	$-	$26,100	$-	$-	$-	$26,100

Alan L. Heller	$-	$-	$35,685	$-	$-	$-	$35,685

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our securities as of March 26, 2007, by (a) each person known by the Company to be the beneficial owner of more than 5% of any class of the Company’s securities, (b) the Company’s directors, (c) the Company’s executive officers, and (d) all directors and executive officers as a group. Except as listed below, the address of all owners listed is c/o Applied NeuroSolutions, Inc., 50 Lakeview Parkway, Suite 111, Vernon Hills, Illinois 60061. As of March 29, 2007, a total of 98,409,901 shares of the Company’s common stock were outstanding.
Name of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class (1)

Bruce N. Barron (3)	3,644,066(5)	3.6%
Ellen R. Hoffing (2)	1,333,334(6)	1.3%
Jay B. Langner (3)	550,000(7)	*
Robert S. Vaters (3)	2,000,000(8)	2.0%
Michael Sorell, MD (3)	275,000(9)	*
Alan L. Heller (3)	200,000(10)	*
Daniel J. Kerkman, Ph.D. (4)	914,926(11)	*
David Ellison (4)	779,263(12)	*
Special Situations Private Equity Fund, LP 527 Madison Avenue, Suite 2600 New York, NY 10022	6,250,000(13)	6.0%
Benjamin Family Trusts	8,317,780(14)	8.3%
All Directors and Officers as a group (8 persons)	9,696,589(15)	9.1%

* Indicates ownership of less than 1.0%

(1) Based on 98,409,901 shares of common stock outstanding as of March 29, 2007, plus each person’s currently exercisable warrants and/or options.

(2) Director and officer.

(3) Director.

(4) Officer.

(5)  Consists of 877,403 shares of common stock and 2,766,663 shares of common stock issuable upon the exercise of currently exercisable stock options.

(6) Consists of 1,333,334 shares of common stock issuable upon the exercise of currently exercisable stock options. Does not include 400,000 shares of restricted stock that has not vested.

(7)  Consists of 350,000 shares of common stock, and 200,000 shares of common stock issuable upon the exercise of currently exercisable stock options.

(8) Consists of 2,000,000 shares of common stock issuable upon the exercise of currently exercisable stock options.

(9) Consists of 275,000 shares of common stock issuable upon the exercise of currently exercisable stock options.

(10) Consists of 200,000 shares of common stock issuable upon the exercise of currently exercisable stock options.

(11)  Consists of 175,785 shares of common stock and 739,141 shares of common stock issuable upon the exercise of currently exercisable stock options.

(12)  Consists of 779,263 shares of common stock issuable upon the exercise of currently exercisable stock options.

(13) Consists of 250,000 shares of common stock and 6,000,000 shares of common stock issuable upon the exercise of currently exercisable warrants. MG Advisors, L.L.C. (“MG”) is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P., (“Private Equity Fund”). Austin W. Marxe and David M. Greenhouse are the principal owners of MG and are principally responsible for the selection, acquisition and disposition of the portfolio securities by MG on behalf of the Private Equity Fund.

(14) Consists of 5,967,514 shares of common stock and 2,350,266 shares of common stock issuable upon the exercise of currently exercisable warrants held by various family trusts at U.S. Trust Company of New York, 114 W. 47th St, 8th Floor, New York, NY 10036 with respect to family trusts holding 8,217,780 shares of common stock (including shares of common stock issuable upon the exercise of warrants) and 100,000 shares of common stock held by a trustees spouse.

(15) Consists of 1,403,188 shares of common stock, and 8,293,401 shares of common stock issuable upon the exercise of currently exercisable stock options.

Securities authorized for issuance under equity compensation plans

In October 2002, the Board of Directors approved a Stock Option Plan (the “Plan”) under which officers, employees, directors and consultants may be granted incentive or non-qualified stock option to acquire common stock. The incentive stock options granted under the Plan are intended to meet the requirements of Section 322 of the Internal Revenue Code of 1986. The exercise price of each option is no less than the market price of our stock on the date of the grant, and an option’s maximum term is ten years. Options typically vest over a four-year period. The Plan calls for a maximum of 12,000,000 options to purchase shares of common stock. The Plan was approved by shareholders in 2003. A registration statement, Form S-8, was filed in December 2004, registering the stock option plan.

In 2006, our Compensation Committee approved 900,000 stock options to directors under the Plan, and 6,000,000 stock options to our President and CEO and 4,000,000 stock options to our Chairman that were granted outside of the Plan and part of their respective individual compensation arrangements. Additionally, in 2006 stockholders failed to approve proposal three in our proxy statement for our 2006 annual meeting of stockholders, which proposal included ratification of the grant of previously granted options to executive officers and independent directors to purchase approximately 3.6 million shares of common stock (the “Excess Options”). As a result of the stockholder vote, we cancelled the Excess Options and the approximately 3.6 million shares of our common stock underlying such Excess Options became available for future grants under the Plan.

Our only equity compensation plan is the Applied NeuroSolutions, Inc. (formerly Hemoxymed, Inc.) 2003 Stock Option Plan.

The following table summarizes outstanding options under our Stock Option Plan as of December 31, 2006. Options granted in the future under the Plan and outside of the Plan are within the discretion of our Compensation Committee and therefore cannot be ascertained at this time.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities Reflected in column (a))
Equity compensation plans Approved by security holders	10,452,531	$0.173	1,547,469
Equity compensation plans not approved by security holders	10,000,000(1)	$0.218	-
Total	20,452,531	$0.195	1,547,469

(1) Consists of an option exercisable to purchase 6,000,000 shares of our common stock that was granted to Ellen Hoffing in connection with her employment as our President and Chief Executive Officer and an option to purchase 4,000,000 shares of common stock that was granted to Robert Vaters in connection with his appointment as Chairman of our Board of Directors. A description of the material terms of the option granted to Ms. Hoffing is set forth in Part III, Item 10 of this Annual Report. The option granted to Mr. Vaters is exercisable for a ten-year period to purchase 4,000,000 shares of common stock at an exercise price of $0.20 per share (which was the closing price of our common stock on the OTC Bulletin Board on June 23, 2006). Mr. Vaters options are exercisable as follows: 1,000,000 are exercisable immediately, 1,000,000 are exercisable at the six month anniversary of the grant date, 666,667 are exercisable at the one year anniversary of the grant date, 666,667 are exercisable at the two year anniversary of the grant date and 666,666 are exercisable at the three year anniversary of the grant date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2003, 2002, and 2001, due to cash constraints, officers of the Company deferred compensation, loaned funds to the Company and personally paid for some Company expenses. In June 2002, $215,000 of the amount due to these officers was converted to shares of common stock at the merger-adjusted market price of $0.228 per share. The balance due to these officers was paid in February 2004.

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

The following consolidated financial statements of Applied NeuroSolutions, Inc. and Report of Virchow Krause & Company, LLP, Independent Registered Public Accounting Firm, are included in this report:
•	Report of Virchow Krause & Company, LLP, Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2006 and 2005
•	Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and for the period from March 14, 1992 (inception) to December 31, 2006
•	Consolidated Statements of Stockholders’ Equity/(Deficit) for the years ended December 31, 2006 and 2005 and for the period from March 14, 1992 (inception) to December 31, 2006
•	Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the period from March 14, 1992 (inception) to December 31, 2006
•	Notes to Consolidated Financial Statements for the years ended December 31, 2006 and 2005 and for the period from March 14, 1992 (inception) to December 31, 2006

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

Number	Description
3.1	Certificate of Incorporation, filed as Exhibit C to the Company Proxy Statement on Schedule 14A filed on February 23, 1999 (the "Proxy Statement") and incorporated herein by reference.
3.1.1	Certificate of Amendment of Certificate of Incorporation, filed as Exhibit A to the Company's Proxy Statement on Schedule 14A, filed on June 29, 1999 and incorporated herein by reference.
3.1.2

Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.1.2 to the Company’s Registration Statement on Form SB-2 SEC File Number 333-84412, filed on March 15, 2002 (the “March 2002 Registration Statement”) and incorporated herein by reference.

3.1.3	Amended and Restated Certificate of Incorporation filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed on May 15, 2006 and incorporated herein by reference.
3.1.4

Certificate of Designation of Series A Preferred Stock, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated April 25, 2006, filed on May 1, 2006 and incorporated herein by reference.

3.2	Company Bylaws, filed as Exhibit D to the February 1999 Proxy Statement and incorporated herein by reference.
4.1

Specimen Common Stock Certificate, filed as Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1, 1998, Registration Number 333-33219 (the "1998 Registration Statement") filed on January 27, 1998 and incorporated herein by reference.

4.1.1

Specimen Common Stock Certificate, identifying the Company name change from Ophidian Pharmaceuticals, Inc. to Hemoxymed, Inc., filed as Exhibit 4.1.1 to the March 2002 Registration Statement and incorporated herein by reference.

4.2	Specimen Warrant Certificate, filed as Exhibit 4.2 to Amendment No. 4 to the 1998 Registration Statement filed on January 29, 1998 and incorporated herein by reference.
4.3

Form of Representatives' Warrant Agreement, including Specimen Representatives' Warrant filed as Exhibit 4.3 to Amendment No. 4 the 1998 Registration Statement filed on January 29, 2004 and incorporated herein by reference.

4.4	Form of Warrant Agreement filed as Exhibit 4.4 to Amendment No. 4 to the 1998 Registration Statement filed on January 29, 2004 and incorporated herein by reference.
4.5	Specimen Unit Certificate filed as Exhibit 4.5 to Amendment No. 5 to the 1998 Registration Statement filed on February 5, 1998 and incorporated herein by reference.
4.6	Hemoxymed, Inc. 2003 Stock Option Plan filed as Appendix B to the Company’s definitive revised information statement on Schedule 14C filed on August 29, 2003 and incorporated herein by reference.#
10.1

Agreement and Plan of Merger made as of April 16, 2001, by and among the Company, Ophidian Holdings, Inc., a wholly owned subsidiary of the Company, and Hemoxymed, Inc., filed as Exhibit A to the Company's Information Statement on Schedule 14f-1, SEC File No. 005-55419, filed on August 8, 2001 and incorporated herein by reference.

10.2

Agreement and Plan of Merger made as of September 10, 2002, by and among the Company, Molecular Geriatrics Acquisition, Inc., a wholly owned subsidiary of the Company, and Molecular Geriatrics Corporation, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 23, 2002 and incorporated herein by reference.

10.3

License and Collaborative Research Agreement, dated October 1, 1992 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine, including Amendment Agreement dated July 1, 1993 filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed on March 31, 2003 (the “2002 10-KSB”) and incorporated herein by reference.

10.4

License and Collaborative Research Agreement, dated February 1, 1994 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine filed as Exhibit 10.4 to the Company’s 2002 10-KSB and incorporated herein by reference.

10.5

Amendment Agreement, dated March 24, 2002 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine filed as Exhibit 10.5 to the Company’s 2002 10-KSB and incorporated herein by reference.

10.6

Second Amendment Agreement, dated September 21, 2002 between Molecular Geriatrics Corporation and Albert Einstein College of Medicine filed as Exhibit 10.6 to the Company’s 2002 10-KSB, and incorporated herein by reference.

10.7	Consulting Agreements with Dr. Peter Davies, dated October 13, 1992, October 13, 1992, and January 31, 1994 filed as Exhibit 10.7 to the Company’s 2002 10-KSB and incorporated herein by reference.
10.8

Lease Agreement, dated November 22, 1996, along with First Amendment to Lease, dated May 2, 1997, and Lease Extension, dated March 18, 2002 between Molecular Geriatrics Corporation and Arthur J. Rogers & Co filed as Exhibit 10.10 to the Company’s 2002 10-KSB and incorporated herein by reference.

10.9

Consulting Agreement with Prism Ventures LLC, dated September 10, 2002 filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed on March 19, 2004 (the “2003 10-KSB”) and incorporated herein by reference.

10.10	Consulting Agreement with Equity Communications, LLC, dated June 20, 2003, along with amendment dated December 15, 2003, filed as Exhibit 10.12 to the 2003 10-KSB and incorporated herein by reference.
10.11

Employment Agreement, dated November 1, 2004, between Applied NeuroSolutions, Inc. and John F. DeBernardis, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on March 25, 2005 (the “2004 10-KSB”) and incorporated herein by reference.#

10.12	Employment Agreement, dated November 1, 2004, between Applied NeuroSolutions, Inc. and Daniel J. Kerkman, filed as Exhibit 10.12 to the 2004 10-KSB and incorporated herein by reference.#
10.13	Employment Agreement, dated November 1, 2004, between Applied NeuroSolutions, Inc. and David Ellison, filed as Exhibit 10.13 to the 2004 10-KSB and incorporated herein by reference.#
10.14

License Agreement, dated December 13, 2004, between Applied NeuroSolutions, Inc. and bioMérieux, SA, filed as Exhibit and incorporated herein by reference. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.15

Amendment “A”, dated December 30, 2003, to Consulting Agreement with Equity Communications, LLC, dated June 20, 2003 filed as Exhibit 10.11 to the Company’s 2003 10-KSB and incorporated herein by reference.

10.16

Purchase Agreement, dated as of January 28, 2004, by and between the Company and Special Situations Private Equity Fund L.P., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, SEC File No. 001-13835, filed on February 13, 2004 (“February 2004 8-K”) and incorporated herein by reference.

10.17	Form of Unit Purchase Agreement, filed as Exhibit 4.2 to the February 2004 8-K and incorporated herein by reference.
10.18	Bridge Loan Holder Consent, filed as Exhibit 4.3 to the February 2004 8-K and incorporated herein by reference.
10.19	Form of Registration rights Agreement, filed as Exhibit 4.4 to the Company's February 2004 8-K and incorporated herein by reference.
10.20	Form of Warrant, filed as Exhibit 4.5 to the Company's February 2004 8-K and incorporated herein by reference.
10.21	Placement Agent Warrant, filed as Exhibit 4.6 to the Company's February 2004 8-K and incorporated herein by reference.
10.22

Collaboration Agreement, dated November 27, 2006, between Applied NeuroSolutions, Inc. and Eli Lilly and Company* (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.23	Amendment to Employment Agreement, dated July 14, 2006, between Applied NeuroSolutions, Inc. and John F. DeBernardis. *#
10.24

Agreement and Plan of Merger, dated as of April 27, 2006, by and between Applied NeuroSolutions, Inc. and APNS Merger Corp. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 25, 2006, filed on May 1, 2006 and incorporated herein by reference.

10.25	Employment Agreement, dated January 1, 2005 between Applied NeuroSolutions, Inc. and Bruce N. Barron.*
10.26	Letter Agreement, dated as of January 25, 2007, between Applied NeuroSolutions, Inc. and Bruce N. Barron.*
10.27	Third Amendment Agreement, dated October 30, 2006 between Applied NeuroSolutions, Inc. and Albert Einstein College of Medicine. *
14	Code of Ethics, filed as Exhibit 14 to the Company’s 2005 10-KSB and incorporated herein by reference.
16.1

Letter from KPMG to the SEC dated October 25, 2004, filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K, dated October 25, 2004, filed on October 25, 2004 and incorporated herein by reference.

16.2

Letter from KPMG to the SEC dated November 5, 2004, filed as Exhibit 16.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A, dated October 25, 2004, filed on November 5, 2004 and incorporated herein by reference.

23.1	Consent of Virchow, Krause & Company, LLP.*

* Exhibit filed herewith.

# Management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Virchow, Krause & Company, LLP (2006 and 2005) and KPMG LLP (2005) for professional services rendered for the fiscal years ended December 31, 2006 and 2005:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees	$72,500	$71,980
Audit Related Fees	2,460	8,350
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$74,960	$80,330

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

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

The Audit Committee has adopted a policy that requires advance approval of all audits, audit-related, tax, and other services performed by our independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted service, provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting. All of the services performed by our independent registered public accounting firm during 2006 and 2005 were pre-approved by the Audit Committee.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NEUROSOLUTIONS, INC.

Dated: March 29, 2007
By: /s/ DAVID ELLISON
Chief Financial Officer
(Principal Financial
and Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

March 29, 2007                      By: /s/ Ellen R. Hoffing
Ellen R. Hoffing
President, Chief Executive Officer
& Director
(Principal Executive Officer)

March 29, 2007                    By: /s/ David Ellison
                          David Ellison
Chief Financial Officer
(Principal Financial and
Accounting Officer)

March 29, 2007                   By: /s/ Robert S. Vaters
Robert S. Vaters
Chairman & Director

March 29, 2007                   By: /s/ Michael Sorell
Michael Sorell
Director

March 29, 2007                   By: /s/ Jay B. Langner
Jay B. Langner
Director

March 29, 2007                   By: /s/ Bruce N. Barron
Bruce N. Barron
Director

March 29, 2007                      By: /s/ Alan L. Heller
Alan L. Heller
Director