Form 10QSB
period 2007-03-31
APPLIED NEUROSOLUTIONS INC
filed 2007-05-11
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934       for the quarterly period ended March 31, 2007

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
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, $0.0025 par value, 108,484,956 shares outstanding as of May 9, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash	$674,174	$1,433,250
Account receivable	-	250,000
Prepaids and other current assets	146,170	94,649
Total current assets	820,344	1,777,899
Property and equipment:
Equipment and leaseholds	2,163,435	2,162,727
Accumulated depreciation and amortization	(2,129,384)	(2,124,464)
Net property and equipment	34,051	38,263
Other assets:
Prepaids	36,920	42,889
Deposits	15,072	15,072
Total other assets	51,992	57,961
Total assets	$906,387	$1,874,123

Liabilities and Stockholders’ Equity / (Deficit)
Current Liabilities:
Accounts payable	$218,494	$270,698
Bridge loan, net of discount on debt	-	488,841
Deferred revenues	954,176	583,333
Accrued collaborator payments	70,000	70,000
Accrued consultant fees	21,200	37,000
Accrued wages	22,341	56,756
Accrued vacation wages	97,262	92,671
Accrued 401k match	13,500	30,506
Accrued interest	-	29,000
Other accrued expenses	34,973	51,616
Total current liabilities	1,431,946	1,710,421
Deferred revenues, net of current portion	555,556	634,733
Total long-term liabilities	555,556	634,733
Stockholders’ equity / (deficit) (See Note 6):
Preferred stock, $0.0025 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock,$0.0025 par value; 200,000,000 shares outstanding; 98,409,901 shares issued and outstanding	246,025	246,025
Treasury stock	(10,614)	(10,614)
Additional paid-in capital	44,904,883	44,796,210
Deficit accumulated during the development stage	(46,221,409)	(45,502,652)
Total stockholders’ equity / (deficit)	(1,081,115)	(471,031)
Total liabilities and stockholders’ equity / (deficit)	$906,387	$1,874,123

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Period from March 14, 1992 (inception) to
	2007	2006	March 31, 2007

Research agreement revenues	$-	$53,600	$1,452,700
Collaboration revenues	208,333	-	240,267
Grant revenues	-	-	669,022
Total revenues	208,333	53,600	2,361,989

Operating expenses:
Research and development	425,220	556,657	29,806,630
General and administrative	498,244	375,742	14,952,145
Loss on impairment of intangible assets	-	-	411,016
Loss on writedown of leasehold improvements	-	-	1,406,057
Total operating expenses	923,464	932,399	46,575,848

Operating loss	(715,131)	(878,799)	(44,213,859)

Other (income) expense:
Interest expense	12,159	33	716,344
Interest income	(8,533)	(8,806)	(826,888)
Amortization of debt discount	-	-	272,837
Beneficial conversion of debt to equity	-	-	274,072
Inducement to convert debt to equity	-	-	1,631,107
Cost of fund raising activities	-	-	62,582
Loss on extinguishments of debt	-	-	4,707,939
Gain on derivative instrument, net	-	-	(4,894,163)
Net other (income) expense	-	-	63,720
Total other (income) expense	3,626	(8,773)	2,007,550

Net loss	(718,757)	(870,026)	(46,221,409)
Less: Fair value of induced preferred stock conversion	-	-	(1,866,620)
Net loss attributable to common shareholders	$(718,757)	$(870,026)	$(48,088,029)
Basic and diluted loss per common share:
Net loss attributable to common shareholders per share - basic	$(0.01)	$(0.01)	$(1.65)
Net loss attributable to common shareholders per share - diluted	$(0.01)	$(0.01)	$(1.65)
Weighted average shares - basic	98,409,901	94,591,625	29,060,381
Weighted average shares - diluted	98,409,901	94,591,625	29,060,381

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Period from March 14, 1992 (inception) to
	2007	2006	March 31, 2007

Cash flows from operating activities
Net loss	$(718,757)	$(870,026)	$(46,221,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,920	7,320	2,614,477
Non-cash expense for equity compensation	108,673	73,331	2,487,914
Non-cash (income) expense for equity compensation to employees and directors	-	-	2,047,328
Non-cash interest expense	11,159	-	334,912
Amortization of deferred financing costs	-	-	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non-cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishment of debt	-	-	4,707,939
Non-cash income for gain on derivative instrument	-	-	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold improvements	-	-	1,406,057
Loss in impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	-	62,582
Changes in assets and liabilities:
Accounts receivable	250,000	6,580	203,290
Prepaids and other assets	(45,552)	(18,446)	(183,444)
Accounts payable	(52,204)	31,802	315,098
Deferred revenues	291,666	5,800	1,509,732
Accrued wages	(34,415)	-	22,341
Accrued collaborator payments	-	-	70,000
Accrued consultant fees	(15,800)	(4,800)	46,200
Accrued vacation wages	4,591	3,373	97,262
Other accrued expenses	(62,649)	44,876	171,623
Net cash used in operating activities	(258,368)	(720,190)	(32,446,504)

Cash flows from investing activities
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	(708)	-	(4,040,448)
Net cash used in investing activities	(708)	-	(4,380,277)

APPLIED NEUROSOLUTIONS, INC. (a development stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Period from March 14, 1992 (inception) to
	2007	2006	March 31, 2007
Cash flows from financing activities
Proceeds from issuance of preferred stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	-	-	19,533,555
Proceeds from exercise of warrants	-	-	1,120,589
Proceeds from exercise of options	-	14,106	76,531
Proceeds from issuance (repayment) of debt	(500,000)	-	-
Deferred financing costs incurred	-	-	(111,000)
Advances from (repayments to) director and shareholders	-	-	120,000
Principal payments under capital lease	-	(1,211)	(11,766)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement penalties	-	-	(84,000)
Payments to repurchase common stock	-	-	(10,614)
Payments received for employee stock purchase notes receivable	-	-	235,610
Net cash provided by (used in) financing activities	(500,000)	12,895	37,500,955

Net increase (decrease) in cash	(759,076)	(707,295)	674,174

Cash at beginning of period	1,433,250	1,663,740	-

Cash at end of period	$674,174	$956,445	$674,174

Supplemental cash flow information
Cash paid for interest	$30,000	$33	$72,090

Supplemental disclosure of non-cash investing and financing activities
Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired for accounts payable	$-	$-	$31,649
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$-	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$-	$136,188

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

In November 2006, the Company entered into an agreement with Eli Lilly and Company to develop therapeutics to treat AD. Pursuant to the terms of the agreement, the Company received $2 million in cash, including an equity investment of $500,000, from Lilly, plus it will receive annual research and development support for the duration of the collaboration agreement. In addition, Lilly will, based on the achievement of certain milestones, provide the Company with up to $10 million to $20 million per therapeutic compound. There are no assurances that any milestones will be met. Royalties are to be paid to the Company for AD therapies brought to market that result from the collaboration. Lilly received the exclusive worldwide rights to the intellectual property related to the Company’s expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.

The Company has also been working on both a cerebrospinal fluid (“CSF”) based test and serum based tests to detect AD at an early stage. In a research setting, the Company’s CSF-based test has demonstrated an ability to differentiate AD patients from those with other diseases that have similar symptoms. There is currently no FDA approved diagnostic test to detect Alzheimer's disease.

The Company’s product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD. This diagnostic, based upon the detection of a certain AD associated protein found in the CSF of AD patients, has achieved, in research based validation studies, an overall sensitivity and specificity in the range of 85% to 95%. This is based on extensive testing in the Company’s lab, utilizing CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls. In 2005, the Company submitted Pre-IDE documents to the FDA and had a Pre-IDE meeting with the FDA in November 2005. Subsequent to the Company’s meeting with the FDA, the Company worked with clinical consultants to refine its’ clinical protocol. At that time, work was suspended due to funding constraints. The Company is planning to continue development of its’ CSF-based diagnostic test while seeking appropriate partnerships and expertise to assist it in advancing towards commercialization.

The Company is developing serum-based diagnostic tests to detect Alzheimer’s disease that could have a much larger potential market than the CSF-based diagnostic test. In January 2006, the Company entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist it in the development of serum-based diagnostic tests for AD. The Company is currently working on developing new tools that may enable it to best utilize Nanosphere’s proprietary technology, or other appropriate technologies, to further evaluate and develop serum-based diagnostic tests.

In order to maximize the value, and minimize the time to market, of its diagnostic programs, the Company may seek some form of partnering, including collaborations, strategic alliances and/or licensing opportunities.

History
On September 10, 2002, Hemoxymed, Inc. (previously called Ophidian Pharmaceuticals, Inc.) and Molecular Geriatrics Corporation (“MGC”) established a strategic alliance through the closing of a merger (the “Merger”). The Merger Agreement provided that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies. In October 2003, the Company changed its name to Applied NeuroSolutions, Inc. The Merger transaction has been accounted for as a reverse merger. For financial reporting purposes, MGC is continuing as the primary operating entity under the Company’s name, and its historical financial statements have replaced those of the Company. Thus, all financial information prior to the Merger date is the financial information of MGC only.

After the Merger, the Company had two wholly-owned operating subsidiaries, which were dissolved during 2004. The assets of these dissolved subsidiaries were transferred to the Company.

One of the wholly-owned operating subsidiaries that was dissolved was MGC, a development stage biopharmaceutical company incorporated in November 1991, with operations commencing in March 1992, to develop diagnostics to detect AD, and therapeutic targets directed at AD solutions.

The other wholly-owned operating subsidiary that was dissolved was Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, medical needs. The Company is not currently funding the development of this technology.

The Company is subject to risks and uncertainties common to small cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations. The Company has experienced significant operating losses since its inception. As of March 31, 2007 the Company had an accumulated deficit of approximately $46.2 million. Notwithstanding payments that the Company may receive under its collaboration agreement with Eli Lilly and Company, the Company expects to incur operating losses over the next several years as its research and development efforts continue. On April 27, 2007, the Company entered into a letter agreement with several stockholders pursuant to which these stockholders agreed to exercise their warrants to purchase 9,782,805 shares of the Company’s common stock at a reduced exercise price of $0.17 per share. These warrants were originally issued in a private placement in February 2004 at an exercise price of $0.30 per share. The letter agreement with the Company provided that in exchange for the reduced exercise price these stockholders agreed not to sell the shares received from the exercise of the warrants for 45 days from the warrant exercise date. On and after 45 days from the warrant exercise date, the stockholders may sell up to 20% of the shares received from the exercise of the warrants. On and after 90 days from the warrant exercise date, the stockholders may sell up to an additional 30% of the shares received from the exercise of the warrants. On and after 180 days from the warrant exercise date, the stockholders may sell all of the shares received from the exercise of the warrants. Other than the exercise price and the resale restriction, all other terms of the warrants remain in full force and effect. The Company received $1,663,077 from the exercise of these warrants. The Company anticipates that its cash balances as of March 31, 2007, coupled with funds received from the warrant exercises and from funds anticipated to be received from operations, should be adequate to fund operations through year-end 2007. The Company will need additional funding prior to January 2008 to fund its research, product development and operations.

The Company currently has no regulatory approved therapeutic or diagnostic products on the market and has not received any commercial revenues from the sale or license of any such products.

NOTE 2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of APNS and its wholly-owned subsidiaries prior to the Company dissolving its subsidiaries in 2004. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements of APNS contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

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

The Company has experienced losses since inception in addition to incurring cash outflows from operating activities for the last two years as well as since inception. The Company expects to incur substantial additional research and development costs and future losses prior to reaching profitability. These matters have raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations. In the opinion of management, the Company anticipates its’ cash balances as of March 31, 2007, coupled with funds received from the warrant exercises, and from anticipated funds to be received from operations, may be adequate to fund operations through December 31, 2007. The Company will need additional funding prior to January 2008 to fund its research, product development and its operations. If additional funding is not obtained, the Company will not be able to fund the costs of any programs in development.  This would have a material adverse effect on the Company’s operations and its’ prospects.

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

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

On June 27, 2006, the Board of Directors approved grants of 600,000 stock options to independent directors of the Company.

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

On September 7, 2006, the Board of Directors approved a grant of 300,000 stock options to an independent director of the Company.

No options were granted in the three months ended March 31, 2007 and 2006. As of March 31, 2007, 20,452,531 options were outstanding. 10,452,531 outstanding stock options were granted under the Company’s 2003 stock option plan and 10,000,000 outstanding stock options were granted outside the 2003 stock option plan. As of March 31, 2007, there was approximately $566,000 of total unrecognized non-cash compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

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

For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants, restricted stock and convertible investor bridge loans excluded from the computation because their effect is antidilutive. The Company had 20,452,531 stock options and 48,071,472 warrants outstanding to issue common stock, and 400,000 shares of restricted stock at March 31, 2007. The Company had 13,614,057 stock options and 49,164,642 warrants outstanding to issue common stock, and -0- shares of restricted stock at March 31, 2006.

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

Future minimum payments, as of March 31, 2007, under the above agreements are as follows:

Year-ending December 31,	Collaborations	Consulting
2007-remainder of year	$275,000	$81,000
2008	500,000	99,000
2009	500,000	-
2010	500,000	-
2011	500,000	-
Total	$2,275,000	$180,000

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

NOTE 6. AUTHORIZED SHARES

The Company discovered in the first quarter of 2006 that three prior amendments to its certificate of incorporation were approved by written consent of the stockholders. The first amendment, approved in October 2001 and filed in November 2001, increased the Company's authorized common stock from 22.4 million shares to 50 million shares, and the second amendment, approved in June 2003 and filed in September 2003, increased the authorized common stock to 200 million shares. The third amendment to the Company's certificate of incorporation was approved and filed in October 2003 to change the name of the Company to “Applied NeuroSolutions, Inc.” For each of these amendments, the Company filed an information statement and duly mailed it to stockholders 20 days prior to the effective date of the stockholders' written consents becoming effective, all in accordance with the Exchange Act and its applicable rules.

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

Our core technology in the AD field is based on exclusive licenses with Albert Einstein College of Medicine (“AECOM”) covering all diagnostic and therapeutic applications in the field of neurodegenerative disease discovered in Dr. Peter Davies’ laboratories at AECOM. Dr. Davies’ research has focused on AD and the roll of certain proteins; primarily hyperphosphorylated tau, which are involved in the formation of neurofibrillary tangles within neurons (nerve cells). Excessive phosphorylation of tau (the addition of one or more phosphate groups, which are comprised of phosphorous and oxygen, to a molecule) prevents it from stabilizing microtubules, thereby causing the breakdown of the transit system of the nerve cell. This internal neuronal damage leads to the development of the paired helical filaments and neurofibrillary tangles which are contributing factors to the eventual death of the neurons related to Alzheimer’s disease. Tau in this abnormally phosphorylated form is the building block for the paired helical filaments and the neurofibrillary tangles (“NFTs”); one of the hallmark pathologies associated with AD. There is a high correlation among the presence of hyperphosphorylated tau, NFTs and AD. Thus, it is believed that the hyperphosphorylated tau represents an early abnormality in the Alzheimer’s disease process.

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

We are involved in the discovery and development of novel therapeutic targets for the development of treatments for Alzheimer’s disease based upon a concept developed by Peter Davies, Ph.D., our founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at AECOM. As a result of Dr. Davies’ research, we are focused on discovery of unique therapeutic targets that may be involved in a common intracellular phosphorylation pathway leading to the development of the abnormal, destructive brain structures, amyloid plaques and neurofibrillary tangles, that are characteristic of Alzheimer’s disease. We have discovered biomarkers that we believe will aid in the development of effective AD treatments.

We have also been working on both a cerebrospinal fluid (“CSF”) based test and serum based tests to detect AD at an early stage. In a research setting, our CSF-based test has demonstrated an ability to differentiate AD patients from those with other diseases that have similar symptoms. There is currently no FDA approved diagnostic test to detect Alzheimer's disease.

Our business strategy is to build on our strong science, research, and commitment to develop a range of solutions to meet the growing unmet needs of the Alzheimer patient. Through our tau based approach we have developed proprietary technology, know-how and tools. Our unique science coupled with our founding scientist, Dr. Peter Davies, and a collaboration with a top tier Pharmaceutical company, Eli Lilly and Company, is focused on the development and commercialization of novel therapeutics to modify the course of AD, as well as a range of diagnostic tests using both CSF and serum. We are seeking to offer options for early diagnosis and high impact therapeutic solutions that will enhance the physicians’ ability to effectively manage their patient’s treatment. Our principal development programs, and plan of operation for each, are as follows:

•
AD Therapeutic Program - We are involved in the discovery and development of novel therapeutic targets for the development of treatments for Alzheimer’s disease based upon a concept developed by Peter Davies, Ph.D., the Company’s founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at Albert Einstein College of Medicine (“AECOM”). As a result of Dr. Davies’ research, we are focused on discovery of unique therapeutic targets that may be involved in a common intracellular phosphorylation pathway leading to the development of the abnormal, destructive brain structures, amyloid plaques and neurofibrillary tangles, that are characteristic of Alzheimer’s disease. We have discovered biomarkers that we believe will aid in the development of effective AD treatments. A patent application was filed in 2005 covering Dr. Davies work relative to this area. In November 2006, we entered into an agreement with Eli Lilly and Company to develop therapeutics to treat AD. The agreement forms a collaboration that will combine the expertise, research tools and tau-based approach advanced by Dr. Davies and our team at APNS with the scientists, therapeutic development expertise and financial resources at Eli Lilly and Company. The agreement calls for Lilly to receive the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.

•
AD Diagnostic Program - Our diagnostic program is based on Dr. Davies’ research of the tau pathology, and revolves around building a pipeline of diagnostic tests, including: (i) the detection of hyperphosphorylated tau in CSF, (ii) a screening test to rule out AD in serum, and (iii) the detection of hyperphosphorylated tau in serum. Our product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD. This diagnostic, based upon the detection of a certain AD associated protein found in the CSF of AD patients, has achieved, in research based validation studies, an overall sensitivity and specificity in the range of 85% to 95%. This is based on extensive testing in our lab, utilizing CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls. In 2005, we submitted Pre-IDE documents to the FDA and had a Pre-IDE meeting with the FDA in November 2005. Subsequent to our meeting with the FDA, we worked with our clinical consultants to refine our clinical protocol. At that time, work was suspended due to funding constraints. We are planning to continue development of our CSF-based diagnostic test while seeking appropriate partnerships and expertise to assist us in advancing towards commercialization. We are developing serum-based diagnostic tests to detect Alzheimer’s disease that could have a much larger potential market than the CSF-based diagnostic test. In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of serum-based diagnostic tests for AD. We are currently working on developing new tools that may enable us to best utilize Nanosphere’s proprietary technology, or other appropriate technologies, to further evaluate and develop serum-based diagnostic tests.

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

As of March 31, 2007, we had cash of $674,174. Subsequent to March 31, 2007, we received $1,663,077 from the exercise of 9,782,805 warrants at an exercise price of $0.17 per share. We anticipate that our cash balances at March 31, 2007, coupled with the funds received from the warrant exercises and from funds anticipated to be received from operations, should be adequate to fund operations through year-end 2007. We will need additional funding prior to January 2008 in order to fund our research, product development and our operations. The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.

Our “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. We have identified the following as our critical accounting policies: revenue recognition, research and development, equity compensation, net deferred tax asset valuation allowance, and accounting for derivative financial instruments. For a discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

REVENUES

We recognized $208,333 of revenues in the three-month period ended March 31, 2007 from the recognition of part of our initial funds and annual research and development support received from our collaboration with Eli Lilly and Company. We recognized $53,600 of revenues in the three-month period ended March 31, 2006 from the completion of one research agreement.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the three-month period ended March 31, 2007 decreased 24% or $131,437 to $425,220 from $556,657 for the three-month period ended March 31, 2006. Below is a summary of our research and development expenses:

	For the three months ended March 31,		Increase/
	2007	2006	(Decrease)
Compensation, taxes and benefits	$222,781	$226,270	$(3,489)
Research funding and consulting	162,607	249,622	(87,015)
Stock option compensation expense	3,145	38,370	(35,225)
Other research and development expenses	36,687	42,395	(5,708)
Total Research and Development Expenses	$425,220	$556,657	$(131,437)

This decrease was primarily due to a decrease in research funding and consulting due to the start of the Nanosphere agreement in 2006 and costs incurred for regulatory consulting in 2006, and a decrease in stock option compensation costs. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Non-cash expense for all stock based payments in 2007 was $3,145 and in 2006 was $38,370.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the three-month period ended March 31, 2007 increased 33% or $122,502 to $498,244 from $375,742 for the three-month period ended March 31, 2006. Below is a summary of our general and administrative expenses:

	For the three months ended March 31,		Increase/
	2007	2006	(Decrease)
Compensation, taxes and benefits	$167,385	$91,611	$75,774
Consulting	42,925	87,070	(44,145)
Professional fees	106,652	99,563	7,089
Rent, telephone and utilities	11,361	13,052	(1,691)
Stock option compensation expense	105,528	34,961	70,567
Other general and administrative expenses	64,393	49,485	14,908
Total Research and Development Expenses	$498,244	$375,742	$122,502

This increase in 2007 is primarily due to non-cash costs associated with expensing stock options and an increase in compensation costs. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Non-cash expense for all stock based payments in 2007 was $105,528 and in 2006 was $34,961. The increase in compensation expense is primarily due to the hiring of Ellen R. Hoffing as President and CEO in August 2006. This increase was partially offset by a decrease in consulting expense due to a reduction in the use of consultants in 2007.

OTHER (INCOME) EXPENSE

Interest expense for the three-month period ended March 31, 2007 was $12,159, primarily due to $11,159 non-cash amortization of debt discount and $1,000 accrued interest related to the bridge loan. Interest expense for the three-month period ended March 31, 2006 was $33. Interest income for the three-month period ended March 31, 2007 decreased 3% or $273, to $8,533 from $8,806 for the three-month period ended March 31, 2006. The decrease is primarily due to lower average invested balances, which was slightly offset by a higher rate of return.

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

In November 2006, we entered into an agreement with Eli Lilly and Company to develop therapeutics to treat AD. Pursuant to the terms of the agreement, we received $2 million in cash, including an equity investment of $500,000, from Lilly, plus we will receive annual research and development support for the duration of the collaboration agreement. In addition, Lilly will, based on achievement of certain milestones, provide us with up to $10 million to $20 million per therapeutic compound. There are no assurances that any milestones will be met. Royalties are to be paid to us for AD therapies brought to market that result from the collaboration. Lilly received the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.

Our product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD, which has been tested in over 2,000 CSF samples, yielding an 85%-95% specificity and sensitivity. We are planning to continue development of our CSF-based diagnostic test as it relates to applicability to the mild cognitive impairment (“MCI”) population while seeking appropriate partnerships and expertise to assist us in advancing towards commercialization.

We are developing serum-based diagnostic tests to detect Alzheimer’s disease that could have a much larger potential market than the CSF-based diagnostic test. In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of serum-based diagnostic tests for AD. We are currently working on developing additional tools that may enable us to best utilize Nanosphere’s proprietary technology, or other appropriate technologies, to further evaluate and develop serum-based diagnostic tests.

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

We will need additional funding prior to January 2008 to cover operations, and to fund the costs of our research and any diagnostic products in development, as well as our therapeutic collaboration with Eli Lilly and Company. If additional funding is not obtained, we will not be able to fund any programs in development, and we may have to discontinue all our product development and/or our operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our cash balances were $674,174. Our current operations consist of the continuation of the development of our Alzheimer's disease therapeutic and diagnostic programs. Our current cash inflows are through investor funding, primarily equity investments and conversion of warrants and stock options, and revenues from collaborations. Our current cash outflows are primarily expenditures for research and development activities and management and overhead costs. The total amount of our minimum annual commitments under our license agreements with Albert Einstein College of Medicine (“AECOM”) are $475,000, $500,000 and $500,000 for the years ending December 31, 2007 through 2009, respectively. Our commitment for the remainder of 2007 is $275,000.

We used cash in operating activities of $258,368 for the three months ended March 31, 2007 versus cash used in operating activities of $720,190 for the three months ended March 31, 2006. This decrease of $461,822 was primarily due to funds received in the first quarter of 2007.

We used $708 of cash in investing activities for the three months ended March 31, 2007 for equipment purchases. We did not use any cash in investing activities for the three months ended March 31, 2006.

Net cash used in financing activities was $500,000 for the three months ended March 31, 2007 due to the repayment of the bridge loan. Net cash provided by financing activities was $12,895 for the three months ended March 31, 2006. We received $14,106 from the exercise of stock options in January 2006.

As of March 31, 2007, we had cash of $674,174. Subsequent to March 31, 2007, we received $1,663,077 from the exercise of 9,782,805 warrants at an exercise price of $0.17 per share. We anticipate that our cash balances at March 31, 2007, coupled with funds received from these warrant exercises and from funds anticipated to be received from operations, should be adequate to fund operations through year-end 2007. We will need additional funding prior to January 2008 to fund our research, product development and our operations. The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise. If additional funding is not obtained, we will possibly discontinue most, if not all, of our product development and/or operations. We are currently evaluating our options to maximize the value of our diagnostic technology, including evaluating partnering and licensing opportunities. We intend to seek such additional funding through private and/or public financing, through exercise of currently outstanding stock options and warrants or through collaborative or other arrangements with partners, however, there is no assurance that additional funding will be available for us to finance our operations, including product development, on acceptable terms, or at all. This would have a material adverse effect on our operations and prospects.

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

Dated: May 10, 2007
By: /s/ DAVID ELLISON
Chief Financial Officer
(Principal Financial
and Accounting Officer)