Form 10QSB
period 2007-06-30
APPLIED NEUROSOLUTIONS INC
filed 2007-08-14
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                      for the quarterly period ended June 30, 2007

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
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 108,884,956 shares of common stock, $0.0025 par value, outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash	$1,512,090	$1,433,250
Accounts receivable	-	250,000
Prepaids and other current assets	163,715	94,649
Total current assets	1,675,805	1,777,899
Property and equipment:
Equipment and leaseholds	2,163,435	2,162,727
Accumulated depreciation and amortization	(2,134,304)	(2,124,464)
Net property and equipment	29,131	38,263
Other assets:
Prepaids	31,153	42,889
Deposits	8,641	15,072
Total other assets	39,794	57,961
Total assets	$1,744,730	$1,874,123
Current liabilities:
Accounts payable	$162,498	$270,698
Bridge loan, net of discount on debt	-	488,841
Deferred revenues	583,333	583,333
Accrued collaborator payments	70,000	70,000
Accrued consultant fees	28,400	37,000
Accrued wages	33,696	56,756
Accrued vacation wages	95,975	92,671
Accrued 401k match	27,000	30,506
Accrued interest	-	29,000
Other accrued expenses	35,826	51,616
Total current liabilities	1,036,728	1,710,421

Deferred revenues, net of current portion	468,066	634,733
Total long-term liabilities	468,066	634,733
Stockholders’ equity / (deficit) (See Note 6):
Preferred stock, $0.0025 par value; 5,000,000 authorized shares; none issued and outstanding	-	-
Common stock, $0,0025 par value; 200,000,000 authorized shares; 108,884,956 shares issued and outstanding	272,214	246,025
Treasury stock	(10,614)	(10,614)
Additional paid-in capital	46,724,056	44,796,210
Deficit accumulated during the development stage	(46,745,720)	(45,502,652)
Total stockholders’ equity / (deficit)	239,936	(471,031)
Total liabilities and stockholders’ equity / (deficit)	$1,744,730	$1,874,123

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended		Six Months Ended		Period from March 14, 1992 (inception) to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Revenues:
Research agreement revenues	$250,000	$166,100	$250,000	$219,700	$1,702,700
Collaboration revenues	208,333	-	416,667	-	448,601
Grant revenues	-	-	-	-	669,022
Total revenues	458,333	166,100	666,667	219,700	2,820,323

Operating expenses:
Research and development	500,746	596,888	925,991	1,153,549	30,307,401
General and administrative	494,857	553,820	993,077	929,558	15,446,978
Loss on impairment of intangible assets	-	-	-	-	411,016
Loss on writedown of leasehold improvements	-	-	-	-	1,406,057
Total operating expenses	995,603	1,150,708	1,919,068	2,083,107	47,571,452
Operating loss	(537,270)	(984,608)	(1,252,401)	(1,863,407)	(44,751,129)

Other (income) expense:
Interest expense	-	-	12,159	33	716,344
Interest income	(12,959)	(4,842)	(21,492)	(13,648)	(839,847)
Amortization of debt discount	-	-	-	-	272,837
Beneficial conversion of debt to equity	-	-	-	-	274,072
Inducement to convert debt to equity	-	-	-	-	1,631,107
Cost of fund raising activities	-	-	-	-	62,582
Loss on extinguishments of debt	-	-	-	-	4,707,939
Gain on derivative instruments, net	-	-	-	-	(4,894,163)
Net other (income) expense	-	-	-	-	63,720
Total other (income) expense	(12,959)	(4,842)	(9,333)	(13,615)	1,994,591
Net loss	(524,311)	(979,766)	(1,243,068)	(1,849,792)	(46,745,720)

Less: Deemed dividend on common stock	(391,312)	-	(391,312)	-	(391,312)
Less: Fair value of induced stock conversion	-	-	-	-	(1,866,620)
Net loss attributable to common shareholders	$(915,623)	$(979,766)	$(1,643,380)	$(1,849,792)	$(49,003,652)
Basic and diluted loss per common share:
Net loss attributable to common shareholders per share - basic	($0.01)	($0.01)	($0.02)	($0.02)	($1.61)
Net loss attributable to common shareholders per share - diluted	($0.01)	($0.01)	($0.02)	($0.02)	($1.61)
Weighted average shares - basic	108,884,956	94,591,625	103,647,429	94,591,625	30,361,869
Weighted average shares - diluted	108,884,956	94,591,625	103,647,429	94,591,625	30,361,869

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Period from March 14, 1992 (inception) to
	2007	2006	June 30, 2007
Cash flows from operating activities
Net loss	$(1,243,068)	$(1,849,792)	$(46,745,720)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,840	14,640	2,619,397
Non-cash expense for equity compensation	256,727	-	2,635,968
Non-cash (income) expense for equity compensation to employees, directors and non-employees	-	458,238	2,047,328
Non-cash interest expense	11,159	-	334,912
Amortization of deferred financing costs	-	-	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non-cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishment of debt	-	-	4,707,939
Non-cash income for gain on derivative instrument	-	-	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold improvements	-	-	1,406,057
Loss on impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	-	62,582
Changes in assets and liabilities:
Accounts receivable	250,000	46,580	203,290
Prepaids and other assets	(50,899)	28,424	(188,791)
Accounts payable	(108,200)	74,377	259,102
Deferred revenues	(166,667)	(94,200)	1,051,399
Accrued wages	(23,060)	-	33,696
Accrued collaborator payments	-	-	70,000
Accrued consultant fees	(8,600)	16,900	53,400
Accrued vacation wages	3,304	8,661	95,975
Other accrued expenses	(48,296)	10,867	185,976
Net cash used in operating activities	(1,117,760)	(1,285,305)	(33,305,896)

Cash flows from investing activities
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	(708)	-	(4,040,448)
Net cash used in investing activities	(708)	-	(4,380,277)

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Period from March 14, 1992 (inception) to
	2007	2006	June 30, 2007
Cash flows from financing activities
Proceeds from issuance of preferred stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	-	-	19,533,555
Proceeds from exercise of warrants	1,697,308	-	2,817,897
Proceeds from exercise of options	-	14,106	76,531
Proceeds from issuance (repayment) of debt	(500,000)	-	-
Deferred financing costs incurred	-	-	(111,000)
Advances from (repayments to) director and shareholders	-	-	120,000
Principal payments under capital lease	-	(1,211)	(11,766)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement
Penalties	-	-	(84,000)
Payments to repurchase common stock	-	-	(10,614)
Payments received for employee stock purchase notes Receivable	-	-	235,610
Net cash provided by financing activities	1,197,308	12,895	39,198,263

Net increase (decrease) in cash	78,840	(1,272,410)	1,512,090

Cash at beginning of period	1,433,250	1,663,740	-

Cash at end of period	$1,512,090	$391,330	$1,512,090

Supplemental cash flow information
Cash paid for interest	$30,000	$33	$72,090

Supplemental disclosure of non-cash investing and financing activities
Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired for accounts payable	$-	$-	$31,649
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$-	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$-	$136,188

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BUSINESS

Applied NeuroSolutions, Inc. (“APNS” or “the Company”) is a development stage biopharmaceutical company primarily engaged in the research and development of novel therapeutic targets for the treatment of Alzheimer's disease (“AD”) and diagnostics to detect AD.

In November 2006, the Company entered into an agreement with Eli Lilly and Company (“Lilly”) to develop therapeutics to treat AD. Pursuant to the terms of the agreement, the Company received $2 million in cash, including an equity investment of $500,000, from Lilly, plus it will receive annual research and development support for the duration of the collaboration agreement. In addition, Lilly will, based on the achievement of certain milestones, provide the Company over time with up to $10 million to $20 million per therapeutic compound. There are no assurances that any milestones will be met. Royalties are to be paid to the Company for AD therapies brought to market that result from the collaboration. Lilly received the exclusive worldwide rights to the intellectual property related to the Company’s expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles. Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from our collaboration.

Since the inception of the agreement with Lilly, the collaboration management structure, working teams and external resources are fully operational. The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS. The first internal milestone on the proprietary tau-related APNS target was reached in the second quarter of 2007. Work is underway on additional tau based targets under the direction of a Tau Working Group. Several additional targets have been screened and assessed with validation studies underway for chosen targets.

      The Company has also been working on both a cerebrospinal fluid (“CSF”) based test and serum based tests to detect AD at an early stage. In a research setting, the Company’s CSF-based test has demonstrated an ability to differentiate AD patients from those with other diseases that have similar symptoms. There is currently no FDA approved diagnostic test to detect Alzheimer's disease.

The Company’s product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD. This diagnostic, based upon the detection of a certain AD associated protein found in the CSF of AD patients, has achieved, in research based validation studies, an overall sensitivity and specificity in the range of 85% to 95%. This is based on extensive testing in the Company’s lab, utilizing CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls. The Company is continuing development of its CSF-based diagnostic test, including a significant reduction in the incubation time, and further substantiation of the utility of the test to the MCI population.

The Company is also developing serum-based diagnostic tests to detect Alzheimer’s disease that could have a much larger potential market than the CSF-based diagnostic test. In January 2006, the Company entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist it in the development of serum-based diagnostic tests for AD. The initial focus of the research agreement resulted in the Nanosphere and APNS scientists achieving a better understanding of the tools necessary to advance the development of a serum-based AD diagnostic test with the Company’s scientifically accepted biomarkers. The Company has established a robust work plan and delineated key milestones. The Company is currently working on developing the key tools identified through its work with Nanosphere, and expects to have the tools developed during the first quarter of 2008 that will enable it to continue to advance its serum diagnostic development work.

In order to maximize the value, and minimize the time to commercialization, of our diagnostic programs, we may seek some form of partnering, including collaborations, strategic alliances and/or licensing arrangements.

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

The Company is subject to risks and uncertainties common to small cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations. The Company has experienced significant operating losses since its inception. As of June 30, 2007 the Company had an accumulated deficit of approximately $46.7 million. Notwithstanding payments that the Company may receive under its collaboration agreement with Eli Lilly and Company, the Company expects to incur operating losses over the next several years as its research and development efforts continue. On April 27, 2007, the Company entered into a letter agreement with several stockholders pursuant to which these stockholders agreed to exercise their warrants to purchase 9,782,805 shares of the Company’s common stock at a reduced exercise price of $0.17 per share. These warrants were originally issued in a private placement in February 2004 at an exercise price of $0.30 per share. The letter agreement with the Company provided that in exchange for the reduced exercise price these stockholders agreed not to sell the shares received from the exercise of the warrants for 45 days from the warrant exercise date. On and after 45 days from the warrant exercise date, the stockholders may sell up to 20% of the shares received from the exercise of the warrants. On and after 90 days from the warrant exercise date, the stockholders may sell up to an additional 30% of the shares received from the exercise of the warrants. On and after 180 days from the warrant exercise date, the stockholders may sell all of the shares received from the exercise of the warrants. Other than the exercise price and the resale restriction, all other terms of the warrants remain in full force and effect. The Company received $1,663,077 from the exercise of these warrants. The accounting treatment for the reduction in the exercise price resulted in a non-cash deemed dividend of $391,312 on the common stock, which is reflected on the Company’s Consolidated Statements of Operations as an increase in the net loss attributable to common shareholders. The Company anticipates that its cash balances as of June 30, 2007 should be adequate to fund operations through year-end 2007. The Company will need additional funding prior to January 2008 to fund its research, product development and operations.

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

The Company has experienced losses since inception in addition to incurring cash outflows from operating activities for the last two years as well as since inception. The Company expects to incur substantial additional research and development costs and future losses prior to reaching profitability. These matters have raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations. In the opinion of management, the Company anticipates its’ cash balances as of June 30, 2007 should be adequate to fund operations through December 31, 2007. The Company will need additional funding prior to January 2008 to fund its research, product development and its operations. If additional funding is not obtained, the Company will not be able to fund the costs of any programs in development.  This would have a material adverse effect on the Company’s operations and its’ prospects.

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

No options were granted in the three months ended June 30, 2007. 136,851 options expired, unexercised during the three months ended June 30, 2007. 4,600,000 options were granted to independent directors of the Company in the three months ended June 30, 2006. As of June 30, 2007, 20,315,680 options were outstanding. 10,315,680 outstanding stock options were granted under the Company’s 2003 stock option plan and 10,000,000 outstanding stock options were granted outside the 2003 stock option plan. As of June 30, 2007, there was approximately $566,000 of total unrecognized non-cash compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

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

For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants, restricted stock and convertible investor bridge loans excluded from the computation because their effect is antidilutive. The Company had 20,315,680 stock options and 38,296,417 warrants outstanding to issue common stock at June 30, 2007. The Company had 13,826,125 stock options and 49,164,642 warrants outstanding to issue common stock at June 30, 2006.

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

Future minimum payments, as of June 30, 2007, under the above agreements are as follows:

Year-ending December 31,	Collaborations	Consulting
2007-remainder of year	$237,500	$54,000
2008	500,000	99,000
2009	500,000	-
2010	500,000	-
2011	500,000	-
Total	$2,237,500	$153,000
The Company is obligated to pay AECOM $500,000 each year that the Agreements are still in effect. In addition, the Company is obligated to pay AECOM a percentage of all revenues received from selling and/or licensing aspects of the AD technology licensed from AECOM that exceeds the minimum obligations reflected in the annual license maintenance payments. The Company can terminate the Agreements at any time with sixty days written notice, but would be required to return all rights granted under the Agreements to AECOM and reimburse AECOM for any salary obligations undertaken by AECOM for the research projects covered by the Agreements for up to one year from the termination date.

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

NOTE 7. INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertain income tax positions. This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken, or expected to be taken, in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Effective January 1, 2007, the Company adopted FIN 48. Upon adoption, there was not any unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity. The Company does not expect any reasonably possible material changes to the estimated amount in its liability associated with its uncertain tax position through December 31, 2007.

The Company would recognize accrued interest and penalties related to uncertain tax positions in income tax expense if there were any. The Company does not believe there are any uncertain tax positions that could have a material effect on the company’s financial statements if the tax positions were disallowed. At January 1, 2007 and June 30, 2007, the Company had accrued zero for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.   No federal or state income taxes have been provided for in the accompanying consolidated financial statements because of net operating losses incurred to date and the establishment of a valuation allowance equal to the amount of the Company's deferred tax assets. At December 31, 2006, the Company has net operating loss and research and development credit carry-forwards for federal income tax purposes of approximately $38,800,000 and $970,000, respectively. These carry-forwards expire between 2007 and 2026. Changes in the Company's ownership can cause annual limitations on the amount of loss and credit carry-forwards that can be utilized to offset income in the future, however, none of these changes in the Company’s ownership have occurred.  The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2003 through 2006.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.

OVERVIEW

Alzheimer’s disease is the most common cause of dementia among people age 65 and older. Dementia is the loss of memory, reason, judgment and language to such an extent that it interferes with a person’s daily life and activities. Currently it is estimated that over five million people in the U.S. have Alzheimer’s disease and the national cost of caring for people with Alzheimer’s is thought to be at least $100 billion annually. The global market for AD therapy is expected to quadruple from current estimates of 26 million patients to over 106 million by 2050 according to the Alzheimer’s Society.

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

Articles published in the scientific journals Nature and Proceedings of the National Academy of Sciences (both co-authored by Dr. Peter Davies) have described research showing that a mutation in the gene that codes for tau is associated with dementia. The research described in the articles demonstrates that abnormal tau represents an appropriate target for research on neurodegenerative diseases, such as Alzheimer’s disease. Applied NeuroSolutions scientists and Dr. Davies have been applying their expertise in research directed towards abnormal tau for many years and have developed a vast array of proprietary antibodies which are being used in the development of our diagnostic pipeline to detect AD, and targets directed at AD therapeutic solutions.

We have developed a prototype diagnostic test utilizing cerebrospinal fluid (“CSF”). To date, we have conducted numerous validation studies utilizing in excess of 2,000 CSF samples in our diagnostic test in our lab. These studies were designed using human CSF, in blinded samples, to determine our test’s ability to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls. These studies have shown the ability of our test to correctly identify the patients diagnosed with AD with an overall sensitivity and specificity in the 85% to 95% range. The studies have been published in peer reviewed scientific journals such as Neuroscience Letters, Archives of Neurology, and American Journal of Psychiatry. We currently have 16 peer-reviewed publications that report the performance of our CSF-based test in various patient populations, including AD, mild cognitive impairment (“MCI”), depression, other neurological disorders and normal controls. We have shown with our test that phosphotau concentrations in CSF correlate well with the degree of cognitive impairment. A study published in 2001 in Annals of Neurology addressed the relationship between phosphotau levels in CSF and natural AD progression. In addition, a report published in the November 2006 edition of Brain describes a study utilizing our CSF-based test that importantly shows statistically significant correlations of phosphotau 231 levels from 26 living patients with the neurofibrillary pathology subsequently observed in those 26 patients upon autopsy.

Our business strategy is to build on our strong science, research, and commitment to develop a range of solutions to meet the unmet needs of the growing number of Alzheimer patients. Through our tau based approach we have developed proprietary technology, know-how and tools. We are seeking to offer options for early diagnosis and high impact therapeutic solutions that will enhance the physicians’ ability to effectively manage their patient’s treatment.

    Our unique science, and the work of our founding scientist, Dr. Peter Davies, is focused on developing a range of diagnostic tests using both CSF and serum. In addition, through our collaboration with a top tier Pharmaceutical company, Eli Lilly and Company, our tau-based science is the foundation of the development and commercialization of novel therapeutics to modify the course of AD. Our principal development programs, and plan of operation for each, are as follows:

•
AD Therapeutic Program - We are involved in the discovery and development of novel therapeutic targets for the development of treatments for Alzheimer’s disease based upon a concept developed by Peter Davies, Ph.D., the Company’s founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at AECOM. As a result of Dr. Davies’ research, and the Company’s expertise, we are focused on discovery of unique therapeutic targets that may be involved in a common intracellular phosphorylation pathway leading to the development of the abnormal, destructive brain structures, amyloid plaques and neurofibrillary tangles, that are characteristic of Alzheimer’s disease. A patent application was filed in 2005, covering Dr. Davies work relative to the therapeutic work. In November 2006, we entered into an agreement with Eli Lilly and Company to develop therapeutics to treat AD. The agreement forms a collaboration that combines the expertise, research tools and tau-based approach advanced by Dr. Davies and our team at APNS, with the scientists, therapeutic development expertise and financial resources at Eli Lilly and Company. The agreement calls for Lilly to receive the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles. Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from our collaboration. In our first six months of the collaboration, key progress has been accomplished. The collaboration management structure, working teams and external resources are fully operational. The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS. The collaboration has made rapid progress on the milestones established by the program management for the proprietary tau-related APNS target. The first internal milestone was reached in the second quarter of 2007 and work is progressing toward the next defined internal milestone, targeting achievement by year-end. APNS’s first paid milestone is targeted for achievement in late 2008 to early 2009. Work is underway on additional tau based targets under the direction of a Tau Working Group. Several additional targets have been screened and assessed with validation studies underway for chosen targets.

•
AD Diagnostic Program - Our diagnostic program is based on Dr. Davies’ research of the tau pathology, and revolves around building a pipeline of diagnostic tests, including: (i) the detection of hyperphosphorylated tau in CSF, (ii) a screening test to rule out AD in serum, and (iii) the detection of hyperphosphorylated tau in serum. Our product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD. This diagnostic, based upon the detection of a certain AD associated protein found in the CSF of AD patients, has achieved, in research based validation studies, an overall sensitivity and specificity in the range of 85% to 95%. This is based on extensive testing in our lab, utilizing CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls. We are continuing development of our CSF-based diagnostic test, including a significant reduction in the incubation time, and further substantiation of the utility of the test to the MCI population. Studies published in the December 2005 edition of Neuroscience Letters and in the March 2006 journal Neurobiology of Aging support the use of our CSF-based diagnostic test in identifying individuals with MCI who, over time, are most likely to develop AD. Current data seems to suggest that 60% to 80% of individuals with MCI will progress to AD. As a neurodegenerative disease, it is theorized that early detection of AD could greatly enhance the ability of current and future therapies to better manage the disease. While continuing development of our CSF-based diagnostic test, we are seeking appropriate partnerships and expertise to assist us in advancing towards commercialization. We have held preliminary, non-confidential conversations with a number of companies to discuss various approaches and opportunities for collaboration to assist us in advancing our CSF-based diagnostic test towards commercialization. A study published in the January 2004 edition of Archives of General Psychiatry has shown that detecting phosphorylated tau (“ptau”) proteins in CSF comes closest to fulfilling the criteria of a biological marker for AD. This publication reported that our CSF-based test exceeded standards for an AD diagnostic test established by the National Institute of Aging and the Ronald and Nancy Reagan Research Institute of the Alzheimer’s Association in a 1998 published “Consensus Report”. It was determined by that group that a successful biological marker would be one that had a sensitivity level and specificity level of at least 80%. A Position Paper, “Research Criteria for the Diagnosis of Alzheimer’s Disease: Revising the NINCDS-ADRDA Criteria”, was recently published on The Lancet’s web site (www.thelancet.com) and in the August 2007 edition of Lancet Neurology (2007; 6:734-746) that describes suggested revisions to the criteria for the diagnosis of Alzheimer’s disease, including the use of CSF biomarkers, specifically referencing our CSF-based p-tau 231 test.

We are also developing serum-based diagnostic tests to detect Alzheimer’s disease that could have a much larger potential market than the CSF-based diagnostic test. In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of serum-based diagnostic tests for AD. The initial focus of the research agreement resulted in the Nanosphere and APNS scientists achieving a better understanding of the tools necessary to advance the development of a serum-based AD diagnostic test with our scientifically accepted biomarkers. We have established a robust work plan and delineated key milestones. We are currently working on developing the key tools identified through our work with Nanosphere, and expect to have the tools developed during the first quarter of 2008 that will enable us to continue to advance our serum diagnostic development work.

There is currently no FDA approved diagnostic test to detect AD.  In order to maximize the value, and minimize the time to commercialization, of our diagnostic programs, we may seek some form of partnering, including collaborations, strategic alliances and/or licensing arrangements.

•
Transgenic Mice - To date, no widely accepted animal model for AD has been developed. However, Dr. Peter Davies, through collaboration with a researcher at Nathan Klein Institute (“NKI”), has developed a transgenic mouse containing the human tau gene that develops human paired helical filaments, the building blocks of the neurofibrillary tangles, which are known to be involved in the pathology of Alzheimer’s disease. The pathology in these mice is Alzheimer-like, with hyperphosphorylated tau accumulating in cell bodies and dendrites as neurofibrillary tangles. In addition, these transgenic mice have exhibited extensive neuronal death that accompanies the tau pathology. These transgenic mice could be used for testing the efficacy of therapeutic compounds. AECOM and the New York State Office of Mental Health, the agency that oversees NKI, each have an interest in these transgenic mice. Through our agreements with AECOM, we have license rights to AECOM’s interest in these transgenic mice. In 2006, we entered into additional license agreements that provide us with the exclusive rights to sell these mice. The mice are currently available through Jackson Laboratories. In December 2006, we entered into our first agreement to sell a breeding pair of these mice.

As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

As of June 30, 2007, we had cash of $1,512,090. We anticipate that our cash balances at June 30, 2007 should be adequate to fund operations through year-end 2007. We will need additional funding prior to January 2008 in order to fund our research, product development and our operations. The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.

    Our “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. We have identified the following as our critical accounting policies: revenue recognition, research and development, equity compensation, net deferred tax asset valuation allowance, and accounting for derivative financial instruments. For a discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-KSB for the year ended December 31, 2006. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

REVENUES

We completed one research agreement in each of the three-month periods ended June 30th. We recognized $250,000 of revenues in the three-month period ended June 30, 2007 and $166,100 in the three-month period ended June 30, 2006. We recognized $208,333 of revenues in the three-month period ended June 30, 2007 from the recognition of part of our initial funds and annual research and development support received from our collaboration with Eli Lilly and Company. We had no collaboration revenues in 2006.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the three-month period ended June 30, 2007 decreased 16% or $96,142 to $500,746 from $596,888 for the three-month period ended June 30, 2006. Below is a summary of our research and development expenses:

	For the three months ended June 30,		Increase/
	2007	2006	(Decrease)
Compensation, taxes and benefits	$217,457	$224,348	$(6,891)
Research funding and consulting	244,857	179,321	65,536
Stock option compensation expense	92	156,635	(156,543)
Other research and development expenses	38,340	36,584	1,756
Total Research and Development Expenses	$500,746	$596,888	$(96,142)

This decrease was primarily due to a decrease in stock option compensation costs that was offset by an increase in research funding and consulting. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Non-cash expense for all stock based payments was $92 in 2007 and $156,635 in 2006. We had an increase in research funding and consulting of $65,536 primarily due to costs incurred for additional license agreements that provide us with the exclusive rights to sell the transgenic mice.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the three-month period ended June 30, 2007 decreased 11% or $58,963 to $494,857 from $553,820 for the three-month period ended June 30, 2006. Below is a summary of our general and administrative expenses:
	For the three months ended June 30,		Increase/
	2007	2006	(Decrease)
Compensation, taxes and benefits	$161,479	$88,991	$72,488
Consulting	32,000	75,389	(43,389)
Professional fees	88,978	83,352	5,626
Rent, telephone and utilities	11,567	12,150	(583)
Stock option and warrant compensation expense	147,961	228,274	(80,313)
Other general and administrative expenses	52,872	65,664	(12,792)
Total General and Administrative Expenses	$494,857	$553,820	$(58,963)

    This decrease in 2007 is primarily due to non-cash costs associated with expensing stock options and warrants and a reduction in consulting expense that is partially offset by an increase in compensation costs. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Non-cash expense for all stock option based payments was $108,469 and non-cash expense for all warrant based payments was $39,492 in 2007. Non-cash expenses for all stock option based payments was $228,274 in 2006. Consulting expense decreased due to a reduction in the use of consultants in 2007. The increase in compensation expense is primarily due to the hiring of Ellen R. Hoffing as President and CEO in August 2006.

OTHER (INCOME) EXPENSE

Interest expense for the three-month periods ended June 30, 2007 and June 30, 2006 was minimal. Interest income for the three-month period ended June 30, 2007 increased 168% or $8,117 to $12,959 from $4,842 for the three-month period ended June 30, 2006. This increase was due to higher average invested balances and a higher rate of return.

We currently do not hedge foreign exchange transaction exposures. Our assets and liabilities denominated in foreign currencies are immaterial.

RESULTS OF OPERATIONS - THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

REVENUES

We completed one research agreement in the six-month period ended June 30, 2007 and recognized $250,000 of revenue. We completed two research agreements in the six-month period ended June 30, 2006 and recognized $219,700 of revenue. We recognized $416,667 of revenues in the six-month period ended June 30, 2007 from the recognition of part of our initial funds and annual research and development support received from our collaboration with Eli Lilly and Company. We had no collaboration revenues in 2006.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs. Research and development expenses for the six-month period ended June 30, 2007 decreased 20% or $227,558 to $925,991 from $1,153,549 for the six-month period ended June 30, 2006. Below is a summary of our research and development expenses:

	For the six months ended June 30,		Increase/
	2007	2006	(Decrease)
Compensation, taxes and benefits	$440,261	$450,625	$(10,364)
Research funding and consulting	407,465	414,663	(7,198)
Stock option compensation expense	3,238	195,004	(191,766)
Other research and development expenses	75,027	93,257	(18,230)
Total Research and Development Expenses	$925,991	$1,153,549	$(227,558)

This decrease was primarily due to a decrease in stock option compensation costs. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Non-cash expense for all stock based payments was $3,238 in 2007 and was $195,004 in 2006.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses. General and administrative expenses for the six-month period ended June 30, 2007 increased 7% or $63,519 to $993,077 from $929,558 for the six-month period ended June 30, 2006. Below is a summary of our general and administrative expenses:

	For the six months ended June 30,		Increase/
	2007	2006	(Decrease)
Compensation, taxes and benefits	$328,841	$180,596	$148,245
Consulting	74,925	162,459	(87,534)
Professional fees	195,631	182,915	12,716
Rent, telephone and utilities	22,928	25,202	(2,274)
Stock option and warrant compensation expense	253,489	263,234	(9,745)
Other general and administrative expenses	117,263	115,152	2,111
Total General and Administrative Expenses	$993,077	$929,558	$63,519

This increase in 2007 is primarily due to an increase in compensation costs that is partially offset by a decrease in non-cash costs associated with expensing stock options and warrants and a reduction in consulting expense. The increase in compensation expense is primarily due to the hiring of Ellen R. Hoffing as President and CEO in August 2006. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Non-cash expense for all stock option based payments was $213,997 and non-cash expense for all warrant based payments was $39,492 in 2007. Non-cash expense for all stock option based payments was $263,234 in 2006. Consulting expense decreased due to a reduction in the use of consultants in 2007.

OTHER (INCOME) EXPENSE

Interest expense for the six-month periods ended June 30, 2007 and June 30, 2006 was minimal. Interest income for the six-month period ended June 30, 2007 increased 57% or $7,844 to $21,492 from $13,648 for the six-month period ended June 30, 2006. This increase was due to higher average invested balances and a higher rate of return.

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

In November 2006, we entered into an agreement with Eli Lilly and Company to develop therapeutics to treat AD. Pursuant to the terms of the agreement, we received $2 million in cash, including an equity investment of $500,000, from Lilly, plus we will receive annual research and development support for the duration of the collaboration agreement. In addition, Lilly will, based on achievement of certain milestones, provide us over time with up to $10 million to $20 million per therapeutic compound. There are no assurances that any milestones will be met. Royalties are to be paid to us for AD therapies brought to market that result from the collaboration. Lilly received the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.

In addition to the funds we have received, and may be receiving in the future, from Lilly, Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from our collaboration. In our first six months of the collaboration, key progress has been accomplished. The collaboration management structure, working teams and external resources are fully operational. The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS. The collaboration has made rapid progress on the milestones established by the program management for the proprietary tau-related APNS target. The first internal milestone was reached in the second quarter of 2007 and work is progressing toward the next defined internal milestone, targeting achievement by year-end. APNS’s first paid milestone is targeted for achievement in late 2008 to early 2009. Work is underway on additional tau based targets under the direction of a Tau Working Group. Several additional targets have been screened and assessed with validation studies underway for chosen targets. Total milestone payments to us for our proprietary target could over time total $20 million. The collaboration has also made progress on other targets that are part of the collaboration that could provide milestone payments to us over time of up to $10 million per target.

Our product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD. This diagnostic, based upon the detection of a certain AD associated protein found in the CSF of AD patients, has achieved, in research based validation studies, an overall sensitivity and specificity in the range of 85% to 95%. This is based on extensive testing in our lab, utilizing CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls. We are continuing development of our CSF-based diagnostic test, including a significant reduction in the incubation time, and further substantiation of the utility of the test to the MCI population. While continuing development of our CSF-based diagnostic test, we are seeking appropriate partnerships and expertise to assist us in advancing towards commercialization. We have held preliminary, non-confidential conversations with a number of companies to discuss various approaches and opportunities for collaboration to assist us in advancing our CSF-based diagnostic test towards commercialization.

We are also developing serum-based diagnostic tests to detect Alzheimer’s disease that could have a much larger potential market than the CSF-based diagnostic test. In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of serum-based diagnostic tests for AD. The initial focus of the research agreement resulted in the Nanosphere and APNS scientists achieving a better understanding of the tools necessary to advance the development of a serum-based AD diagnostic test with our scientifically accepted biomarkers. We have established a robust work plan and delineated key milestones. We are currently working on developing the key tools identified through our work with Nanosphere, and expect to have the tools developed during the first quarter of 2008 that will enable us to continue to advance our serum diagnostic development work.

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

We will need additional funding prior to January 2008 to cover operations, and to fund the costs of our research and any diagnostic products in development. If additional funding is not obtained, we will not be able to fund any programs in development, and we may have to discontinue all our product development and/or our operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, our cash balances were $1,512,090. Our current operations consist of the continuation of the development of our Alzheimer's disease therapeutic and diagnostic programs. Our current cash inflows are through investor funding, primarily equity investments and conversion of warrants and stock options, and revenues from collaborations. Our current cash outflows are primarily expenditures for research and development activities and management and overhead costs. The total amount of our minimum annual commitments under our license agreements with Albert Einstein College of Medicine (“AECOM”) are $475,000, $500,000 and $500,000 for the years ending December 31, 2007 through 2009, respectively. Our commitment for the remainder of 2007 is $237,500.

We used cash in operating activities of $1,117,760 for the six months ended June 30, 2007 versus cash used in operating activities of $1,285,305 for the six months ended June 30, 2006. This decrease of $167,545 was primarily due to funds received in the first quarter of 2007.

We used $708 of cash in investing activities for the six months ended June 30, 2007 for equipment purchases. We did not use any cash in investing activities for the six months ended June 30, 2006.

Net cash provided by financing activities was $1,197,308 for the six months ended June 30, 2007 due to funds received from the exercise of warrants ($1,697,308) less the repayment of the bridge loan ($500,000). Net cash provided by financing activities was $12,895 for the six months ended June 30, 2006. We received $14,106 from the exercise of stock options in January 2006.

As of June 30, 2007, we had cash of $1,512,090. We anticipate that our cash balances at June 30, 2007 should be adequate to fund operations through year-end 2007. We will need additional funding prior to January 2008 to fund our research, product development and our operations. The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise. If additional funding is not obtained, we will possibly discontinue most, if not all, of our product development and/or operations. We are currently evaluating our options to maximize the value of our diagnostic technology, including evaluating partnering and licensing opportunities. We intend to seek such additional funding through private and/or public financing, through exercise of currently outstanding stock options and warrants or through collaborative or other arrangements with partners, however, there is no assurance that additional funding will be available for us to finance our operations, including product development, on acceptable terms, or at all. This would have a material adverse effect on our operations and prospects.

ITEM 3.	CONTROLS AND PROCEDURES

At December 31, 2006, management identified the following material weakness in our internal controls:

•
We lack segregation of duties in the period-end financial reporting process. Our chief financial officer is the only employee with any significant knowledge of generally accepted accounting principles. The chief financial officer is also the sole employee in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

Based on this evaluation as of June 30, 2007, and due to the material weaknesses in our internal control over financial reporting as described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS

Number	Description
10.1	Form of letter agreement between Applied NeuroSolutions, Inc. and certain warrant holders
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NEUROSOLUTIONS, INC.

Dated: August 13, 2007
By: /s/ DAVID ELLISON
Chief Financial Officer
(Principal Financial
and Accounting Officer)