Form 10QSB
period 2007-09-30
APPLIED NEUROSOLUTIONS INC
filed 2007-11-14
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934  for the quarterly period ended September 30, 2007

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
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 130,125,558 shares of common stock, $0.0025 par value, outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash	$3,654,532	$1,433,250
Accounts receivable	-	250,000
Prepaids and other current assets	182,283	94,649
Total current assets	3,836,815	1,777,899
Property and equipment:
Equipment and leaseholds	2,164,467	2,162,727
Accumulated depreciation and amortization	(2,139,224)	(2,124,464)
Net property and equipment	25,243	38,263
Other assets:
Prepaids	25,639	42,889
Deposits	8,641	15,072
Total other assets	34,280	57,961
Total assets	$3,896,338	$1,874,123
Current liabilities:
Accounts payable	$123,801	$270,698
Bridge loan, net of discount on debt	-	488,841
Deferred revenues	458,333	583,333
Accrued collaborator payments	70,000	70,000
Accrued consultant fees	38,600	37,000
Accrued wages	45,051	56,756
Accrued vacation wages	91,145	92,671
Accrued 401k match	40,500	30,506
Accrued interest	-	29,000
Other accrued expenses	48,697	51,616
Total current liabilities	916,127	1,710,421

Deferred revenues, net of current portion	384,732	634,733
Total long-term liabilities	384,732	634,733
Stockholders’ equity / (deficit) (See Note 6):
Preferred stock, $0.0025 par value; 5,000,000 authorized shares; none issued and outstanding	-	-
Common stock, $0.0025 par value; 200,000,000 authorized shares; 129,599,242 shares issued and outstanding	324,000	246,025
Treasury stock	(10,614)	(10,614)
Additional paid-in capital	49,669,908	44,796,210
Deficit accumulated during the development stage	(47,387,815)	(45,502,652)
Total stockholders’ equity / (deficit)	2,595,479	(471,031)
Total liabilities and stockholders’ equity / (deficit)	$3,896,338	$1,874,123

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended		Nine Months Ended		Period from March 14, 1992 (inception) to
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007
Revenues:
Research agreement revenues	$-	$-	$250,000	$219,700	$1,702,700
Collaboration revenues	208,333	-	625,000	-	656,934
Grant revenues	-	-	-	-	669,022
Total revenues	208,333	-	875,000	219,700	3,028,656

Operating expenses:
Research and development	438,081	459,128	1,364,090	1,612,667	30,745,500
General and administrative	422,350	539,210	1,415,409	1,468,779	15,869,310
Loss on impairment of intangible assets	-	-	-	-	411,016
Loss on writedown of leasehold improvements	-	-	-	-	1,406,057
Total operating expenses	860,431	998,338	2,779,499	3,081,446	48,431,883
Operating loss	(652,098)	(998,338)	(1,904,499)	(2,861,746)	(45,403,227)

Other (income) expense:
Interest expense	-	102,941	12,159	102,973	716,344
Interest income	(10,003)	(4,434)	(31,495)	(18,082)	(849,850)
Amortization of debt discount	-	-	-	-	272,837
Beneficial conversion of debt to equity	-	-	-	-	274,072
Inducement to convert debt to equity	-	-	-	-	1,631,107
Cost of fund raising activities	-	-	-	-	62,582
Loss on extinguishments of debt	-	-	-	-	4,707,939
Gain on derivative instruments, net	-	-	-	-	(4,894,163)
Net other (income) expense	-	-	-	-	63,720
Total other (income) expense	(10,003)	98,507	(19,336)	84,891	1,984,588
Net loss	(642,095)	(1,096,845)	(1,885,163)	(2,946,637)	(47,387,815)

Less: Deemed dividend on common stock	-	-	(391,312)	-	(391,312)
Less: Fair value of induced stock conversion	-	-	-	-	(1,866,620)
Net loss attributable to common shareholders	$(642,095)	$(1,096,845)	$(2,276,475)	$(2,946,637)	$(49,645,747)
Basic and diluted loss per common share:
Net loss attributable to common shareholders per share - basic	($0.01)	($0.01)	($0.02)	($0.03)	($1.56)
Net loss attributable to common shareholders per share - diluted	($0.01)	($0.01)	($0.02)	($0.03)	($1.56)
Weighted average shares - basic	115,789,718	94,987,331	107,694,858	94,723,527	31,732,369
Weighted average shares - diluted	115,789,718	94,987,331	107,694,858	94,723,527	31,732,369

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		Period from March 14, 1992 (inception) to
	2007	2006	Sept. 30, 2007
Cash flows from operating activities
Net loss	$(1,885,163)	$(2,946,637)	$(47,387,815)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,760	21,960	2,624,317
Non-cash expense for equity compensation	354,364	-	2,733,605
Non-cash (income) expense for equity compensation to employees, directors and non-employees	-	646,348	2,047,328
Non-cash interest expense	11,159	89,274	334,912
Amortization of deferred financing costs	-	-	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non-cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishment of debt	-	-	4,707,939
Non-cash income for gain on derivative instrument	-	-	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold improvements	-	-	1,406,057
Loss on impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	-	62,582
Changes in assets and liabilities:
Accounts receivable	250,000	46,580	203,290
Prepaids and other assets	(63,953)	41,928	(201,845)
Accounts payable	(146,897)	61,900	220,405
Deferred revenues	(375,001)	(94,200)	843,065
Accrued wages	(11,705)	-	45,051
Accrued collaborator payments	-	170,000	70,000
Accrued consultant fees	1,600	14,900	63,600
Accrued vacation wages	(1,526)	21,897	91,145
Other accrued expenses	(21,924)	38,367	212,348
Net cash used in operating activities	(1,874,286)	(1,887,683)	(34,062,422)

Cash flows from investing activities
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	(1,740)	(1,986)	(4,041,480)
Net cash used in investing activities	(1,740)	(1,986)	(4,381,309)

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		Period from March 14, 1992 (inception) to
	2007	2006	Sept. 30, 2007
Cash flows from financing activities
Proceeds from issuance of preferred stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	2,900,000	-	22,433,555
Proceeds from exercise of warrants	1,697,308	100,034	2,817,897
Proceeds from exercise of options	-	14,106	76,531
Repayment of debt	(500,000)	-	-
Deferred financing costs incurred	-	-	(111,000)
Advances from (repayments to) director and shareholders	-	-	120,000
Principal payments under capital lease	-	(1,211)	(11,766)
Proceeds from issuance of promissory loans payable	-	500,000	4,438,491
Payments to shareholders for registration statement
penalties	-	-	(84,000)
Payments to repurchase common stock	-	-	(10,614)
Payments received for employee stock purchase notes receivable	-	-	235,610
Net cash provided by financing activities	4,097,308	612,929	42,098,263

Net increase (decrease) in cash	2,221,282	(1,276,740)	3,654,532

Cash at beginning of period	1,433,250	1,663,740	-

Cash at end of period	$3,654,532	$387,000	$3,654,532

Supplemental cash flow information
Cash paid for interest	$30,000	$33	$72,090

Supplemental disclosure of non-cash investing and financing activities
Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired for accounts payable	$-	$-	$31,649
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$-	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$-	$136,188

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

In November 2006, the Company entered into an agreement with Eli Lilly and Company (“Lilly”) to develop therapeutics to treat AD. Pursuant to the terms of the agreement, the Company received $2 million in cash, including an equity investment of $500,000, from Lilly, plus it will receive annual research and development support for the duration of the collaboration agreement (of which $375,000 has been recognized as revenues for the nine months ended September 30, 2007). In addition, Lilly will, based on the achievement of certain defined milestones, provide the Company over time with up to $20 million in milestone payments for advancing the Company’s proprietary target to a therapeutic compound. The collaboration has also made progress on other targets that are part of the collaboration that could provide milestone payments to the Company over time of up to $10 million for advancing each of these other targets to a therapeutic compound. There is no limit to the number of targets that the Company could receive milestone payments from Lilly. There are no assurances that any milestones will be met. Royalties are to be paid to the Company for AD drug compounds brought to market that result from the collaboration. There is no limit on the number of drug compounds for which royalty payments may be due to the Company. Lilly received the exclusive worldwide rights to the intellectual property related to the Company’s expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles. Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from our collaboration.

Since the agreement with Lilly was signed in November 2006, the collaboration management structure, working teams and external resources have become fully operational. The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS. The first internal milestone on the proprietary tau-related APNS target was reached in the second quarter of 2007. Work is underway on additional tau-based targets and several additional targets have been screened and assessed with validation studies underway for chosen targets.

The Company has also been working on both a cerebrospinal fluid (“CSF”) based test and serum based tests to detect AD at an early stage. In a research setting, the Company’s CSF-based test has demonstrated an ability to differentiate AD patients from those with other diseases that have similar symptoms. There is currently no FDA approved diagnostic test to detect Alzheimer's disease.

The Company’s product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD. This diagnostic test, based upon the detection of a certain AD associated protein found in the CSF of AD patients, has achieved, based on published research validation studies, overall sensitivity and specificity in the range of 85% to 95%. This is based on extensive testing in the Company’s lab, utilizing CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls. The Company has been continuing development of this CSF-based diagnostic test to reduce the incubation time, and further substantiate the utility of the test in the mild cognitive impairment (“MCI”) population, as evidenced by a recent report published in Neurobiology of Aging.

The Company is also developing serum-based diagnostic tests to detect Alzheimer’s disease that could have a much larger potential market than the CSF-based diagnostic test. In January 2006, the Company entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist it in the development of serum-based diagnostic tests for AD. The research agreement resulted in Nanosphere and APNS scientists achieving a better understanding of the tools necessary to advance the development of a serum-based AD diagnostic test with the Company’s scientifically accepted biomarkers. The Company has established a robust work plan and delineated key milestones. The Company is currently working on developing the key tools identified through its work with Nanosphere, and is targeting to have the tools developed during the first quarter of 2008 that will enable it to continue to advance its serum diagnostic development work.

In order to maximize the value, and minimize the time to commercialization, of the Company's diagnostic programs, the Company is exploring additional partnerships, including collaborations, strategic alliances and/or licensing arrangements. The Company is having discussions with experts and companies regarding various approaches and opportunities for collaboration and to assist the Company in advancing its CSF-based diagnostic test towards commercialization.

History
On September 10, 2002, Hemoxymed, Inc. (previously called Ophidian Pharmaceuticals, Inc.) and Molecular Geriatrics Corporation (“MGC”) established a strategic alliance through the closing of a merger (the “Merger”). The Merger Agreement provided that the management team and Board of Directors of MGC took over control of the merged company. The transaction was tax-free to the shareholders of both companies. The Merger transaction has been accounted for as a reverse merger. In October 2003, the Company changed its name to Applied NeuroSolutions, Inc. For financial reporting purposes, MGC is continuing as the primary operating entity under the Company’s name, and its historical financial statements have replaced those of the Company. Thus, all financial information prior to the Merger date is the financial information of MGC only.

After the Merger, the Company had two wholly-owned operating subsidiaries, which were dissolved during 2004. The assets of these dissolved subsidiaries were transferred to the Company.

One of the dissolved subsidiaries was MGC, a development stage biopharmaceutical company incorporated in November 1991, with operations commencing in March 1992, to develop diagnostics to detect AD, and therapeutic targets directed at AD solutions.

The other dissolved subsidiary was Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, medical needs. The Company is not currently funding the development of this technology, though it still retains ownership of the technology.

The Company is subject to risks and uncertainties common to small cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations. The Company has experienced significant operating losses since its inception. As of September 30, 2007 the Company had an accumulated deficit of approximately $47.4 million. Notwithstanding payments that the Company may receive under its collaboration agreement with Eli Lilly and Company, the Company expects to incur operating losses over the next several years as its research and development efforts continue.

On April 27, 2007, the Company entered into a letter agreement with several stockholders pursuant to which these stockholders agreed to exercise their warrants to purchase 9,782,805 shares of the Company’s common stock at a reduced exercise price of $0.17 per share. These warrants were originally issued in a private placement in February 2004 at an exercise price of $0.30 per share. The letter agreement with the Company provided that in exchange for the reduced exercise price these stockholders agreed not to sell the shares received from the exercise of the warrants for 45 days from the warrant exercise date. On and after 45 days from the warrant exercise date, the stockholders may sell up to 20% of the shares received from the exercise of the warrants. On and after 90 days from the warrant exercise date, the stockholders may sell up to an additional 30% of the shares received from the exercise of the warrants. On and after 180 days from the warrant exercise date, the stockholders may sell all of the shares received from the exercise of the warrants. Other than the exercise price and the resale restriction, which restriction lapsed in full on October 24, 2007, all other terms of the warrants remain in full force and effect. The Company received $1,663,077 from the exercise of these warrants. The accounting treatment for the reduction in the exercise price resulted in a non-cash deemed dividend of $391,312 on the common stock, which is reflected on the Company’s Consolidated Statements of Operations as an increase in the net loss attributable to common shareholders.

On September 28, 2007, the Company entered into a Purchase Agreement with SF Capital Partners Ltd., a British Virgin Islands corporation, pursuant to which SF Capital agreed to purchase from the Company for $2.9 million (i) 20,714,286 shares of the Company’s common stock, par value $.0025 per share, and (ii) 6,214,286 warrants exercisable to purchase shares of the Company’s common stock (the “Placement”). The warrants have a five-year term and an exercise price of $0.19 per share. The net proceeds from this transaction will be used for general corporate purposes. The Company has agreed to register for resale the common stock and common stock issuable upon exercise of the warrants. The Company has adopted FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements.  In accordance with FASB Staff Position EITF 00-19-2, the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement shall be recognized and measured separately in accordance with SFAS 5 and FASB Interpretation No. 14.  The Company would be required to pay a penalty, in cash, in an amount equal to 1.0% of the aggregate purchase price of the Placement for each 30-day period the registration statement should have been effective.  The Company filed the registration statement on October 18, 2007 and it was declared effective on November 8, 2007, both dates prior to the deadlines established in the Placement, therefore, there is no contingent liability the Company would be required to record or disclose.

As of September 30, 2007, the Company had a cash balance of $3,654,532. The Company anticipates that its cash balance at September 30, 2007, coupled with its annual R & D support from Eli Lilly and Company, should be sufficient to fund the Company’s current planned development activities and operating expenses into the first quarter of 2009. The Company will need additional funding during the first quarter of 2009 to continue its research, product development and operations.  The Company intends to seek such additional funding through private and/or public financing, through exercise of currently outstanding stock options and warrants or through collaborative or other arrangements with partners.  If the Company needs to sell additional shares of common stock in order to raise such additional funding, it will in all likelihood amend its certificate of incorporation to increase the number of authorized shares of common stock. This amendment would require the approval of the Company’s stockholders.

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

The Company has experienced losses since inception in addition to incurring cash outflows from operating activities for the last two years as well as since inception. The Company expects to incur substantial additional research and development costs and future losses prior to reaching profitability. These matters have raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations. In the opinion of management, the Company anticipates that its cash balance at September 30, 2007, coupled with its annual R & D support from Eli Lilly and Company, should be sufficient to fund the Company’s current planned development activities and operating expenses into the first quarter of 2009. The Company will need additional funding during the first quarter of 2009 to continue its research, product development and operations. The Company intends to seek such additional funding through private and/or public financing, through exercise of currently outstanding stock options and warrants or through collaborative or other arrangements with partners.  If the Company needs to sell additional shares of common stock in order to raise such additional funding, it will in all likelihood amend its certificate of incorporation to increase the number of authorized shares of common stock. This amendment would require the approval of the Company’s stockholders. If additional funding is not obtained, the Company will not be able to fund the costs of any programs in development.  This would have a material adverse effect on the Company’s operations and its’ prospects.

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

No options were granted or exercised in the three months and nine months ended September 30, 2007.  No options expired in the three months ended September 30, 2007.  In the nine months ended September 30, 2007, 136,851 options expired.  The Company granted 6,000,000 options to the Company’s CEO and 300,000 options to an independent director of the Company in the three months ended September 30, 2006. No options were exercised or expired in the three months ended September 30, 2006. As of September 30, 2007, 20,315,680 options were outstanding, 10,315,680 of these outstanding stock options were granted under the Company’s 2003 stock option plan and 10,000,000 outstanding stock options were granted outside the 2003 stock option plan. As of September 30, 2007, there was approximately $367,500 of total unrecognized non-cash compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted-average period of 1.94 years.

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

For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants, restricted stock and convertible investor bridge loans excluded from the computation because their effect is antidilutive. The Company had 20,315,680 stock options and 44,510,703 warrants outstanding to issue common stock at September 30, 2007. The Company had 20,868,696 stock options and 49,493,583 warrants outstanding to issue common stock at September 30, 2006.

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

Future minimum payments, as of September 30, 2007, under the above agreements are as follows:

Year Ending December 31,	Collaborations	Consulting
2007-remainder of year	$37,500	$27,000
2008	500,000	99,000
2009	500,000	-
2010	500,000	-
2011	500,000	-
Total	$2,037,500	$126,000

The Company is obligated to pay AECOM $500,000 each year subsequent to 2007 that the Agreements are still in effect. In addition, the Company is obligated to pay AECOM a percentage of all revenues received from selling and/or licensing aspects of the AD technology licensed from AECOM that exceeds the minimum obligations reflected in the annual license maintenance payments. The Company can terminate the Agreements at any time with sixty days written notice, but would be required to return all rights granted under the Agreements to AECOM and reimburse AECOM for any salary obligations undertaken by AECOM for the research projects covered by the Agreements for up to one year from the termination date.

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

The Company would recognize accrued interest and penalties related to uncertain tax positions in income tax expense if there were any. The Company does not believe there are any uncertain tax positions that could have a material effect on the company’s financial statements if the tax positions were disallowed. At January 1, 2007 and September 30, 2007, the Company had accrued zero for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.   No federal or state income taxes have been provided for in the accompanying consolidated financial statements because of net operating losses incurred to date and the establishment of a valuation allowance equal to the amount of the Company's deferred tax assets. At December 31, 2006, the Company has net operating loss and research and development credit carry-forwards for federal income tax purposes of approximately $38,800,000 and $970,000, respectively. These carry-forwards expire between 2007 and 2026. Changes in the Company's ownership can cause annual limitations on the amount of loss and credit carryforwards that can be utilized to offset income in the future.  We believe that our ability to fully utilize the existing NOL carryforwards could be restricted on a portion of the NOL for changes in control that may have occurred or may occur in the future and our ability to generate net income.  We have not conducted a formal study of whether a change in control of the Company has occurred in the past that impairs our NOL carryforwards because we are unable to utilize such NOL carryforwards until we achieve profitability and because this study would be very expensive to complete.  When we attain profitability, we will conduct a formal study of any restrictions on our carryforwards.  We have not recorded any deferred tax asset related to our NOL carryforwards and other deferred items as we currently cannot determine that it is more likely than not that this asset will be realized and we, therefore, have provided a valuation allowance for the entire asset.  The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2003 through 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.

OVERVIEW

Alzheimer’s disease is the most common cause of dementia among people age 65 and older. Dementia is the loss of memory, reason, judgment and language to such an extent that it interferes with a person’s daily life and activities. Currently it is estimated that over five million people in the U.S. have Alzheimer’s disease and the national cost of caring for people with Alzheimer’s is estimated to exceed $100 billion annually. The global market for AD therapy is expected to quadruple from current estimates of 26 million patients to over 106 million by 2050 according to the Alzheimer’s Society.

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

Articles published in the scientific journals Nature and Proceedings of the National Academy of Sciences (both co-authored by Dr. Peter Davies) have described research showing that a mutation in the gene that codes for tau is associated with dementia. The research described in the articles demonstrates that abnormal tau represents an appropriate target for research on neurodegenerative diseases, such as Alzheimer’s disease. Applied NeuroSolutions scientists and Dr. Davies have been applying their expertise in research directed towards abnormal tau for many years and have developed a vast array of proprietary antibodies which are being used in the development of our diagnostic pipeline to detect AD, and targets directed at AD therapeutic solutions. In October 2007, we announced a US Patent, entitled “Novel Saitohin Gene and Uses of Same” was issued to AECOM. APNS has exclusive rights to this patent for use in Alzheimer’s disease and other neurodegenerative diseases, through its licensing agreements with AECOM. Dr. Davies was one of the inventors on the patent. The novel Saitohin (STH) gene, covered in the newly granted patent, is a gene that is nested within the tau gene that in turn creates the tau protein. Initial genetic studies of the Saitohin gene indicate it could prove valuable in the study of risk factors in AD as well as other neurodegenerative disorders that exhibit tau based pathologies.

We have developed a prototype diagnostic test utilizing cerebrospinal fluid (“CSF”). To date, we have conducted numerous validation studies utilizing in excess of 2,000 CSF samples in our diagnostic test in our lab. These studies were designed using human CSF, in blinded samples, to determine our test’s ability to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls. Published studies have shown the ability of our test to correctly identify the patients diagnosed with AD with an overall sensitivity and specificity in the 85% to 95% range. The studies have been published in peer reviewed scientific journals such as Neuroscience Letters, Archives of Neurology, and American Journal of Psychiatry. We currently have 18 peer-reviewed publications that report the performance of our CSF-based test in various patient populations, including AD, mild cognitive impairment (“MCI”), depression, other neurological disorders and normal controls. We have shown with our test that phosphotau concentrations in CSF correlate well with the degree of cognitive impairment. A study published in 2001 in Annals of Neurology addressed the relationship between phospho-tau (“P-tau”) levels in CSF and natural AD progression. In addition, a report published in the November 2006 edition of Brain describes a study utilizing our CSF-based test that importantly shows statistically significant correlations of phosphotau 231 levels from 26 living patients with the neurofibrillary pathology subsequently observed in those 26 patients upon autopsy. A report to be published in an upcoming print edition of Neurobiology of Aging describes a longitudinal evaluation in the transition from MCI to AD using five different cerebrospinal fluid (CSF) markers. Our P-Tau 231 biomarker was the strongest predictor of the decline from MCI to AD, when compared to the other markers.

Our business strategy is to build on our strong scientific research, and commitment to develop a range of solutions to meet the unmet needs of the growing number of Alzheimer patients. Through our tau based approach we have developed proprietary technology, know-how and tools. We are seeking to offer options for early diagnosis and high impact therapeutic solutions that will enhance the physicians’ ability to effectively manage their patient’s treatment.

Our unique science, and the work of our founding scientist, Dr. Peter Davies, is focused on developing a range of diagnostic tests using both CSF and serum. In addition, through our collaboration with a top tier Pharmaceutical company, Eli Lilly and Company, our tau-based science is the foundation of the development and commercialization of novel therapeutics to modify the course of AD. Our principal development programs, and plan of operation for each, are as follows:

•
AD Therapeutic Program - We are involved in the discovery and development of novel therapeutic targets for the development of treatments for Alzheimer’s disease based upon a concept developed by Peter Davies, Ph.D., the Company’s founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at AECOM. As a result of Dr. Davies’ research, and the Company’s expertise, we are focused on discovery of unique therapeutic targets that may be involved in a common intracellular phosphorylation pathway leading to the development of the abnormal, destructive brain structures, amyloid plaques and neurofibrillary tangles, that are characteristic of Alzheimer’s disease. A patent application was filed in 2005, covering Dr. Davies work relative to the therapeutic work. In November 2006, we entered into an agreement with Eli Lilly and Company to develop therapeutics to treat AD. The agreement forms a collaboration that combines the expertise, research tools and tau-based approach advanced by Dr. Davies and our team at APNS, with the scientists, therapeutic development expertise and financial resources at Eli Lilly and Company. The agreement calls for Lilly to receive the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles. Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from our collaboration. In our first six months of the collaboration, key progress has been accomplished. The collaboration management structure, working teams and external resources are fully operational. The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS. The collaboration has made rapid progress on the milestones established by the program management for the proprietary tau-related APNS target. The first internal milestone was achieved and the project continues to make good progress. APNS’s first paid milestone is targeted for achievement in late 2008 to early 2009. Work is underway on additional tau-based targets and several additional targets have been screened and assessed with validation studies underway for chosen targets.

•
AD Diagnostic Program - Our diagnostic program is based on Dr. Davies’ research of the tau pathology, and revolves around building a pipeline of diagnostic tests, including: (i) the detection of hyperphosphorylated tau in CSF, (ii) a screening test to rule out AD in serum, and (iii) the detection of hyperphosphorylated tau in serum. Our product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD. This diagnostic, based upon the detection of a certain AD associated protein found in the CSF of AD patients, has achieved, based on published research validation studies, an overall sensitivity and specificity in the range of 85% to 95%. This test is based on extensive testing in our lab, utilizing CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls. We are continuing development of our CSF-based diagnostic test to reduce the incubation time, and further substantiate the utility of the test in the MCI population. Studies published in the December 2005 edition of Neuroscience Letters and in the March 2006 journal Neurobiology of Aging support the use of our CSF-based diagnostic test in identifying individuals with MCI who, over time, are most likely to develop AD. Current data seems to suggest that 60% to 80% of individuals with MCI will eventually progress to AD. As a neurodegenerative disease, it is theorized that early detection of AD could greatly enhance the ability of current and future therapies to better manage the disease. While continuing development of our CSF-based diagnostic test, we are seeking appropriate partnerships and expertise to assist us in advancing towards commercialization. We are having discussions with experts and companies regarding various approaches and opportunities for collaboration and to assist us in advancing our CSF-based diagnostic test towards commercialization. A study published in the January 2004 edition of Archives of General Psychiatry has shown that detecting phosphorylated tau (“ptau”) proteins in CSF comes closest to fulfilling the criteria of a biological marker for AD. This publication reported that our CSF-based test exceeded standards for an AD diagnostic test established by the National Institute of Aging and the Ronald and Nancy Reagan Research Institute of the Alzheimer’s Association in a 1998 published “Consensus Report”. It was determined by that group that a successful biological marker would be one that had a sensitivity level and specificity level of at least 80%. A Position Paper, “Research Criteria for the Diagnosis of Alzheimer’s Disease: Revising the NINCDS-ADRDA Criteria”, was published in the August 2007 edition of Lancet Neurology that describes suggested revisions to the criteria for the diagnosis of Alzheimer’s disease, including the use of CSF biomarkers, specifically referencing our CSF-based p-tau 231 test.

We are also developing serum-based diagnostic tests to detect Alzheimer’s disease that could have a much larger potential market than the CSF-based diagnostic test. In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of serum-based diagnostic tests for AD. The research agreement resulted in Nanosphere and APNS scientists achieving a better understanding of the tools necessary to advance the development of a serum-based AD diagnostic test with our scientifically accepted biomarkers. We have established a robust work plan and delineated key milestones. We are currently working on developing the key tools identified through our work with Nanosphere, and are targeting to have the tools developed during the first quarter of 2008 that will enable us to continue to advance our serum diagnostic development work.

There is currently no FDA approved diagnostic test to detect AD. In order to maximize the value, and minimize the time to commercialization, of our diagnostic programs, we are seeking some form of partnering, including collaborations, strategic alliances and/or licensing arrangements.

•
Transgenic Mice - To date, no widely accepted animal model for AD has been developed. However, Dr. Peter Davies, through collaboration with a researcher at Nathan Klein Institute (“NKI”), has developed a transgenic mouse containing the human tau gene that develops human paired helical filaments, the building blocks of the neurofibrillary tangles, which are known to be involved in the pathology of Alzheimer’s disease. The pathology in these mice is Alzheimer-like, with hyperphosphorylated tau accumulating in cell bodies and dendrites as neurofibrillary tangles. In addition, these transgenic mice have exhibited extensive neuronal death that accompanies the tau pathology. These transgenic mice could be used for testing the efficacy of therapeutic compounds. AECOM and the New York State Office of Mental Health, the agency that oversees NKI, each have an interest in these transgenic mice. Through our agreements with AECOM, we have license rights to AECOM’s interest in these transgenic mice. In 2006, we entered into additional license agreements that provide us with the exclusive rights to sell these mice. The mice are currently available through Jackson Laboratories. In December 2006, we entered into an agreement to sell a breeding pair of these mice.

As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

As of September 30, 2007, we had a cash balance of $3,654,532. We anticipate that our cash balance at September 30, 2007, coupled with our annual R & D support from Eli Lilly and Company, should be sufficient to fund our current planned development activities and operating expenses into the first quarter of 2009. We will need additional funding during the first quarter of 2009 to continue our research, product development and our operations.  We intend to seek such additional funding through private and/or public financing, through exercise of currently outstanding stock options and warrants or through collaborative or other arrangements with partners.  If we need to sell additional shares of common stock in order to raise such additional funding, we will in all likelihood amend our certificate of incorporation to increase the number of authorized shares of common stock. This amendment would require the approval of our stockholders. The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.

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

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES

We recognized $208,333 of revenues in the three-month period ended September 30, 2007 from the recognition of part of our initial funds and annual research and development support received from our collaboration with Eli Lilly and Company. We had no revenues in the three-month period ended September 30, 2006.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies, overhead costs, and non-cash expenses for stock options and warrants. Research and development expenses for the three-month period ended September 30, 2007 decreased 5% or $21,047 to $438,081 from $459,128 for the three-month period ended September 30, 2006. Below is a summary of our research and development expenses:

	For the three months ended September 30,		Increase/
	2007	2006	(Decrease)
Compensation, taxes and benefits	$213,605	$221,628	$(8,023)
Research funding and consulting	188,864	181,301	7,563
Stock option compensation expense	92	15,889	(15,797)
Other research and development expenses	35,520	40,310	(4,790)
Total Research and Development Expenses	$438,081	$459,128	$(21,047)

This decrease was primarily due to a decrease in stock option compensation costs. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Non-cash expense for all stock based payments was $92 in 2007 and $15,889 in 2006. The 2006 stock based payment expense included the cost of pre-2006 stock options granted to employees and consultants.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, occupancy related expenses, and non-cash expenses for stock options and warrants. General and administrative expenses for the three-month period ended September 30, 2007 decreased 22% or $116,860 to $422,350 from $539,210 for the three-month period ended September 30, 2006. Below is a summary of our general and administrative expenses:

	For the three months ended September 30,		Increase/
	2007	2006	(Decrease
Compensation, taxes and benefits	$159,023	$106,220	$52,803
Consulting	26,400	81,946	(55,546)
Professional fees	84,939	119,142	(34,203)
Rent, telephone and utilities	11,298	11,563	(265)
Stock option and warrant compensation expense	97,546	172,220	(74,674)
Other general and administrative expenses	43,144	48,119	(4,975)
Total General and Administrative Expenses	$422,350	$539,210	$(116,860)

This decrease in 2007 is primarily due to non-cash costs associated with expensing stock options and a reduction in consulting expense and professional fees that is partially offset by an increase in compensation costs. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Non-cash expense for all stock option based payments was $97,546 in 2007. Non-cash expenses for all stock option based payments was $172,220 in 2006. The 2006 stock based payment expense is larger than the 2007 expense primarily due to the quarterly allocation of the cost of stock options granted to our Chairman in June 2006. Consulting expense decreased due to a reduction in the use of consultants in 2007. Professional fees decreased due to lower patent expenses in 2007 primarily due to the timing of office actions and patent annuity payments. The increase in compensation expense is primarily due to the hiring of Ellen R. Hoffing as President and CEO in August 2006.

OTHER (INCOME) EXPENSE

We had no interest expense for the three-month period ended September 30, 2007. Interest expense for the three-month period ended September 30, 2006 was $102,941 due to $89,274 non-cash amortization of debt discount related to the bridge loan and $13,667 accrued interest related to the bridge loan. Interest income for the three-month period ended September 30, 2007 increased 126% or $5,569 to $10,003 from $4,434 for the three-month period ended September 30, 2006. This increase was due to higher average invested balances and a higher rate of return.

We currently do not hedge foreign exchange transaction exposures. Our assets and liabilities denominated in foreign currencies are immaterial.

RESULTS OF OPERATIONS - THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES

We completed one research agreement in the nine-month period ended September 30, 2007 and recognized $250,000 of revenue. We completed two research agreements in the nine-month period ended September 30, 2006 and recognized $219,700 of revenue. We recognized $625,000 of revenues in the nine-month period ended September 30, 2007 from the recognition of part of our initial funds and annual research and development support received from our collaboration with Eli Lilly and Company. We had no collaboration revenues in the nine-month period ended September 30, 2006.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies, overhead costs, and non-cash expenses for stock options and warrants. Research and development expenses for the nine-month period ended September 30, 2007 decreased 15% or $248,577 to $1,364,090 from $1,612,667 for the nine-month period ended September 30, 2006. Below is a summary of our research and development expenses:

	For the nine months ended September 30,		Increase/
	2007	2006	(Decrease)
Compensation, taxes and benefits	$653,884	$672,241	$(18,357)
Research funding and consulting	596,329	610,243	(13,914)
Stock option compensation expense	3,330	210,894	(207,564)
Other research and development expenses	110,547	119,289	(8,742)
Total Research and Development Expenses	$1,364,090	$1,612,667	$(248,577)

This decrease was primarily due to a decrease in stock option compensation costs. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Non-cash expense for all stock based payments was $3,330 in 2007 and was $210,894 in 2006. In addition, compensation, taxes and benefits decreased due to a lab technician leaving in August 2006 and not being replaced.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, occupancy related expenses, and non-cash expenses for stock options and warrants. General and administrative expenses for the nine-month period ended September 30, 2007 decreased 4% or $53,370 to $1,415,409 from $1,468,779 for the nine-month period ended September 30, 2006. Below is a summary of our general and administrative expenses:

	For the nine months ended September 30,		Increase/
	2007	2006	(Decrease)
Compensation, taxes and benefits	$487,846	$286,825	$201,021
Consulting	101,325	244,405	(143,080)
Professional fees	280,571	302,056	(21,485)
Rent, telephone and utilities	34,226	36,766	(2,540)
Stock option and warrant compensation expense	351,034	435,454	(84,420)
Other general and administrative expenses	160,407	163,273	(2,866)
Total General and Administrative Expenses	$1,415,409	$1,468,779	$(53,370)

This decrease in 2007 is primarily due to a decrease in non-cash costs associated with expensing stock options and warrants and a decrease in consulting expense and professional fees that is partially offset by an increase in compensation costs. Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Non-cash expense for all stock option based payments was $311,542 and non-cash expense for all warrant based payments was $39,492 in 2007. Non-cash expense for all stock option based payments was $435,454 in 2006. Consulting expense decreased due to a reduction in the use of consultants in 2007. Professional fees decreased due to lower patent expenses in 2007 primarily due to the timing of office actions and patent annuity payments and lower general corporate legal expenses primarily due to annual meeting expenses in 2006. The increase in compensation expense is primarily due to the hiring of Ellen R. Hoffing as President and CEO in August 2006.

OTHER (INCOME) EXPENSE

Interest expense for the nine-month period ended September 30, 2007 was minimal. Interest expense for the nine-month period ended September 30, 2006 was $102,973 primarily due to $89,274 non-cash amortization of debt discount related to the bridge loan and $13,667 accrued interest related to the bridge loan. Interest income for the nine-month period ended September 30, 2007 increased 74% or $13,413 to $31,495 from $18,082 for the nine-month period ended September 30, 2006. This increase was due to higher average invested balances and a higher rate of return.

We currently do not hedge foreign exchange transaction exposures. Our assets and liabilities denominated in foreign currencies are immaterial.

PLAN OF OPERATION

Our strategic plan involves focusing our resources, and establishing priorities, to maximize the return to the shareholders. In order to accomplish this objective, it is expected that we will focus on advancing our therapeutic research collaboration with Eli Lilly and Company and developing and partnering the projects in our diagnostic pipeline to detect AD, including our CSF-based test and serum-based tests, toward commercialization.

In November 2006, we entered into an agreement with Eli Lilly and Company to develop therapeutics to treat AD. Pursuant to the terms of the agreement, we received $2 million in cash, including an equity investment of $500,000, from Lilly, plus we will receive annual research and development support for the duration of the collaboration agreement. In addition, Lilly will, based on the achievement of certain defined milestones, provide us over time with up to $20 million in milestone payments for advancing our proprietary target to a therapeutic compound. The collaboration has also made progress on other targets that are part of the collaboration that could provide milestone payments to us over time of up to $10 million for advancing each of these other targets to a therapeutic compound. There is no limit to the number of targets that we could receive milestone payments from Lilly. There are no assurances that any milestones will be met. Royalties are to be paid to us for AD drug compounds brought to market that result from the collaboration. There is no limit on the number of drug compounds for which royalty payments may be due to us. Lilly received the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.

In addition to the funds we have received, and may be receiving in the future, from Lilly, Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from our collaboration. In our first six months of the collaboration, key progress has been accomplished. The collaboration management structure, working teams and external resources are fully operational. The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS. The collaboration has made rapid progress on the milestones established by the program management for the proprietary tau-related APNS target. The first internal milestone was achieved and the project continues to make good progress. APNS’s first paid milestone is targeted for achievement in late 2008 to early 2009. Work is underway on additional tau based targets and several additional targets have been screened and assessed with validation studies underway for chosen targets.

Our product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD. This diagnostic, based upon the detection of a certain AD associated protein found in the CSF of AD patients, has achieved, based on published research validation studies, an overall sensitivity and specificity in the range of 85% to 95%. This is based on extensive testing in our lab, utilizing CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls. We are continuing development of our CSF-based diagnostic test, including a significant reduction in the incubation time, and further substantiation of the utility of the test to the MCI population. While continuing work on our CSF-based diagnostic test, we are seeking appropriate partnerships and expertise to assist us in advancing the test towards commercialization. We are having discussions with experts and companies regarding various approaches and opportunities for collaboration and to assist us in advancing our CSF-based diagnostic test towards commercialization.

We are also developing serum-based diagnostic tests to detect Alzheimer’s disease that could have a much larger potential market than the CSF-based diagnostic test. In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of serum-based diagnostic tests for AD. The research agreement resulted in Nanosphere and APNS scientists achieving a better understanding of the tools necessary to advance the development of a serum-based AD diagnostic test with our scientifically accepted biomarkers. We have established a robust work plan and delineated key milestones. We are currently working on developing the key tools identified through our work with Nanosphere, and are targeting to have the tools developed during the first quarter of 2008 that will enable us to continue to advance our serum diagnostic development work.

In order to maximize the value, and minimize the time to market, of our diagnostic programs, we are seeking some form of partnering, including collaborations, strategic alliance and/or licensing opportunities.

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

We will need additional funding during the first quarter of 2009 to continue our research, product development and our operations. If additional funding is not obtained, we will not be able to fund any programs in development, and we may have to discontinue all our product development and/or our operations.

LIQUIDITY AND CAPITAL RESOURCES

Our current operations consist of the continuation of the development of our Alzheimer's disease therapeutic and diagnostic programs. Our current cash inflows are through investor funding, primarily equity investments and conversion of warrants and stock options, and revenues from collaborations. Our current cash outflows are primarily expenditures for research and development activities and management and overhead costs. The total amount of our minimum annual commitments under our license agreements with Albert Einstein College of Medicine (“AECOM”) are $475,000, $500,000 and $500,000 for the years ending December 31, 2007 through 2009, respectively. Our commitment for the remainder of 2007 is $37,500.

We used cash in operating activities of $1,874,286 for the nine months ended September 30, 2007 versus cash used in operating activities of $1,887,683 for the nine months ended June 30, 2006.

We used $1,740 of cash in investing activities for the nine months ended September 30, 2007 and $1,986 of cash for the nine months ended September 30, 2006 for equipment purchases.

Net cash provided by financing activities was $4,097,308 for the nine months ended September 30, 2007 due to funds received from the exercise of warrants ($1,697,308), funds received from the sale of stock and warrants ($2,900,000) less the repayment of the bridge loan ($500,000). Net cash provided by financing activities was $612,929 for the nine months ended September 30, 2006. We received $14,106 from the exercise of stock options, $100,034 from the exercise of warrants and $500,000 from the bridge loan in 2006.

As of September 30, 2007, we had a cash balance of $3,654,532. We anticipate that our cash balance at September 30, 2007, coupled with our annual R & D support from Eli Lilly and Company, should be sufficient to fund our current planned development activities and operating expenses into the first quarter of 2009. We will need additional funding during the first quarter of 2009 to continue our research, product development and our operations. The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise. If additional funding is not obtained, we will possibly discontinue most, if not all, of our product development and/or operations. We are currently evaluating our options to maximize the value of our diagnostic technology, including evaluating partnering and licensing opportunities. We intend to seek such additional funding through private and/or public financing, through exercise of currently outstanding stock options and warrants or through collaborative or other arrangements with partners. If we need to sell additional shares of common stock in order to raise such additional funding, we will in all likelihood amend our certificate of incorporation to increase the number of authorized shares of common stock. This amendment would require the approval of our stockholders. There is no assurance that additional funding will be available for us to finance our operations, including product development, on acceptable terms, or at all. This would have a material adverse effect on our operations and prospects.

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

Based on this evaluation as of September 30, 2007, and due to the material weaknesses in our internal control over financial reporting as described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS

Number	Description
4.1	Form of warrant issued to SF Capital Partners Ltd.
10.1	Purchase Agreement, dated as of September 28, 2007, between Applied NeuroSolutions, Inc. and SF Capital Partners Ltd.
10.2	Registration Rights Agreement, dated as of September 28, 2007, between Applied NeuroSolutions, Inc. and SF Capital Partners Ltd.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NEUROSOLUTIONS, INC.

Dated: November 13, 2007
By: /s/ DAVID ELLISON
Chief Financial Officer
(Principal Financial
and Accounting Officer)