Form 10KSB
period 2007-12-31
APPLIED NEUROSOLUTIONS INC
filed 2008-03-20
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
 (Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period   from        to

Commission File Number 001-13835

APPLIED NEUROSOLUTIONS, INC.
(Name of small business issuer in its Charter)

Delaware	39-1661164
(State of Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

50 Lakeview Parkway, Suite 111, Vernon Hills, IL  60061
(Address of Principal Executive Offices and Zip Code)

(847) 573-8000
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12 (b) of the Act:  None

Securities registered under Section 12 (g) of the Act:

Common Stock, $0.0025 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X   No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes__   No  X

State issuer's revenues for its most recent fiscal year:  $1,083,333

As of March 17, 2008, the aggregate market value of voting common stock held by non-affiliates of the Registrant (99,769,426 shares) was approximately $9,976,943. The aggregate market value was computed by reference to the "Close" price of such common equity as of that date.

As of March 17, 2008, the issuer had 130,217,808 shares of Common Stock outstanding.

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

Alzheimer’s disease is the most common cause of dementia among people age 65 and older.  Dementia is the loss of memory, reason, judgment and language to such an extent that it interferes with a person’s daily life and activities.  Currently it is estimated that over five million people in the U.S. have Alzheimer’s disease and the national cost of caring for people with Alzheimer’s is estimated to exceed $148 billion annually.  The market for AD therapy is expected to grow to 21 million patients by 2010 in the seven major pharmaceutical markets (USA, France, Germany, Italy, Spain, U.K. and Japan), according to BioPortfolio, Ltd.

Our core technology in the AD field is based on exclusive licenses with AECOM covering all diagnostic and therapeutic applications in the field of neurodegenerative disease discovered in Dr. Peter Davies’ laboratories at Albert Einstein College of Medicine (“AECOM”).  Dr. Davies’ research has focused on AD and the roll of certain proteins; primarily hyperphosphorylated tau, which are involved in the formation of neurofibrillary tangles within neurons (nerve cells).  Excessive phosphorylation of tau (the addition of one or more phosphate groups, which are comprised of phosphorous and oxygen, to a molecule) prevents it from stabilizing microtubules, thereby causing the breakdown of the transit system of the nerve cell.  This internal neuronal damage leads to the development of the paired helical filaments and neurofibrillary tangles which are contributing factors to the eventual death of the neurons related to Alzheimer’s disease.  Tau in this abnormally phosphorylated form is the building block for the paired helical filaments and the neurofibrillary tangles (“NFTs”); one of the hallmark pathologies associated with AD.  There is a high correlation among the presence of hyperphosphorylated tau, NFTs and AD.  Thus, it is believed that the hyperphosphorylated tau represents an early abnormality in the progression of Alzheimer’s disease.

Articles published in the scientific journals Nature (co-authored by Dr. Peter Davies) and Proceedings of the National Academy of Sciences have described research showing that a mutation in the gene that codes for tau is associated with dementia.  The research described in the articles demonstrates that abnormal tau represents an appropriate target for research on neurodegenerative diseases, such as Alzheimer’s disease.  Dr. Davies has been applying his expertise in research directed towards abnormal tau for many years and, together with Applied NeuroSolutions scientists, has developed a large number of proprietary antibodies which are being used in the development of our diagnostic pipeline to detect AD, and targets directed at AD therapeutic solutions.

In a collaboration with Eli Lilly and Company (“Lilly”), we are involved in the discovery and development of novel therapeutics for the development of treatments for Alzheimer’s disease based upon a concept developed by Peter Davies, Ph.D., the Company’s founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at AECOM.  As a result of Dr. Davies’ research, we and Lilly are focused on discovery of unique therapeutics that may be involved in a common intracellular phosphorylation pathway leading to the development of the abnormal, destructive brain structures, amyloid plaques and neurofibrillary tangles, that are characteristic of Alzheimer’s disease. We have identified various biomarkers that we believe will aid in the development of diagnostics and drug specific markers that could also play a role in the development of new AD treatments.

    In November 2006, we entered into an agreement with Eli Lilly and Company (“Lilly”) to develop therapeutics to treat AD.  Pursuant to the terms of the agreement, we received $2 million in cash, including an equity investment of $500,000, from Lilly, plus we will receive annual research and development support for the duration of the collaboration agreement.  In addition, Lilly will, based on the achievement of certain defined milestones, provide us over time with up to $20 million in milestone payments for advancing our proprietary target to a therapeutic compound.  The collaboration has also made progress on other targets that are part of the collaboration that could provide milestone payments to us over time of up to $10 million for advancing each of these other targets to a therapeutic compound.  There is no limit to the number of targets that we could receive milestone payments from Lilly.  Royalties are to be paid to us for AD drug compounds brought to market that result from the collaboration.  There is no limit on the number of drug compounds for which royalty payments may be due to us.  Lilly received the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles in the development of AD therapeutics.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from our collaboration.

Since the start of our collaboration with Lilly, the collaboration management structure, working teams and external resources have become fully operational.  The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS.  The first internal milestone on the proprietary tau-related APNS target was reached in the second quarter of 2007 and the next internal milestone is scheduled to be achieved by the end of the first quarter of 2008.  Key in-vivo models have been established with the goal to validate our tau-based target.  Our collaboration with Lilly has made good progress on the milestones established by the program management for the proprietary tau-related APNS target.  Our first paid milestone is targeted for achievement in late 2008 to early 2009.  Our collaboration with Lilly continues to make good progress toward additional tau-based targets with an additional target being screened and validation studies underway for other targets.

We have also been working on both a cerebrospinal fluid (“CSF”) based test and serum based tests to detect AD at an early stage.  In a research setting, our CSF-based test has demonstrated an ability to differentiate AD patients from those with other diseases that have similar symptoms.

We are utilizing the knowledge gained during the development of our CSF-based diagnostic test to aid in the development of serum-based diagnostic tests to detect Alzheimer’s disease, specifically a screening test to rule out AD as well as the detection of our ptau biomarker to support the diagnosis of AD.  In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of a serum-based diagnostic test for AD.  Work performed during the research agreement resulted in Nanosphere and APNS scientists achieving a better understanding (in January 2007) of the tools necessary to advance the development of a serum-based AD diagnostic test with our scientifically accepted biomarkers.  We established a project plan and began developing these key tools in early 2007, and targeted to have the first of these tools developed during the first quarter of 2008 to enable us to continue to advance our serum diagnostic development work.

We sought additional expertise and resources by conducting a scientific advisory board meeting that brought together APNS scientists, Dr. Davies and three outside diagnostic experts to assist us in assessing the most effective approaches and resources to advance our diagnostic development programs.  Through 2007, we followed our work plans to develop antibody tools and we achieved a key milestone in the first quarter of 2008 by identifying several high affinity antibodies that meet our requirements.  These tools will support advancing development of a “rule out” serum based test for AD.  Additional back up tool options to support a “rule out” test are also in development.  In addition, tools directed toward the development of a ptau biomarker based test in serum that could support the early identification of AD are targeted for completion in the  second quarter 2008.  Throughout the tool development process we have been identifying specialized technologies that may enable us to advance our diagnostic development programs.  Technology assessments have been initiated.  In order to maximize the value, and minimize the time to market, of our diagnostic programs, we may seek some form of partnering, such as collaborations, strategic alliances and/or licensing arrangements.  Currently there is no FDA-approved diagnostic test to detect AD.

Our product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD.  This diagnostic test, based upon the detection of a certain AD associated protein found in the CSF of AD patients, has achieved, based on published research validation studies, overall sensitivity and specificity in the range of 85% to 95%.  This is based on extensive testing in our lab, utilizing in excess of 2,000 CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls.  We are also developing antibodies that may allow for a reduction in the tests incubation time.  Our most recent research has sought to further substantiate the utility of the test in the mild cognitive impairment (“MCI”) population, as evidenced by reports published in Neurobiology of Aging in September 2007 and Neurology in December 2007.

In order to maximize the value, and minimize the time to commercialization, of our diagnostic programs, we are exploring additional partnerships, including collaborations, strategic and technical alliances and/or licensing arrangements.  We are having discussions with experts and companies regarding various approaches, technologies and opportunities for collaboration and to assist us in advancing the development of our diagnostic tests towards commercialization.

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

We are subject to risks and uncertainties common to small-cap and micro-cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations.  We have experienced significant operating losses since our inception.  As of December 31, 2007, we had an accumulated deficit of approximately $48.0 million.  Notwithstanding payments that we may receive under our collaboration agreement with Eli Lilly and Company, we expect to incur operating losses over the next several years as our research and development efforts continue.  We need to raise additional capital prior to the end of the first quarter 2009 to continue our operations.

We currently have no regulatory approved therapeutic or diagnostic products on the market and have not received any commercial revenues from the sale or license of any such products.

Alzheimer's Disease Background

Alzheimer’s disease is the most common cause of dementia among people age 65 and older.  Dementia is the loss of memory, reason, judgment and language to such an extent that it interferes with a person’s daily life and activities.  Currently it is estimated that over five million people in the U.S. have Alzheimer’s disease and the national cost of caring for people with Alzheimer’s is estimated to exceed $100 billion annually.  The market for AD therapy is expected to grow, based on the aging demographic of the seven major pharmaceutical markets (USA, France, Germany, Italy, Spain, U.K. and Japan).  Currently there are only five drugs approved in the U.S. to treat AD.  All of these drugs are primarily acetylcholinesterase inhibitors and are only beneficial in treating symptoms associated with AD in a minority of AD patients for a very limited time period.

    Alzheimer’s disease is an intractable, chronic and progressively incapacitating disease characterized by the degeneration and death of several types of neurons in certain regions of the brain.  Patients affected by the disease initially suffer loss of memory, then a decline of intellectual abilities severe enough to interfere with work and activities of daily living, followed by severe dementia and, finally, death.  This illness, currently estimated to affect over five million people in the United States, and as many as twenty-four million people worldwide, is a leading cause of death behind cardiovascular disease and cancer.  While the disease is most common in the elderly, affecting nearly 10% of people age 65 and older and up to 50% of people age 85 and older, it has been diagnosed in patients in their 40’s and 50’s.  Alzheimer’s disease, at present, can be conclusively diagnosed only by histological examination of the brain by biopsy or autopsy.  The diagnosis of patients suspected of having AD is therefore typically made through a process of elimination, by conducting neurological and psychiatric examinations, extensive laboratory tests and brain imaging to rule out other conditions (such as stroke, brain tumor, or depression) that may exhibit similar symptoms.

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

The market potential for a drug to effectively treat Alzheimer’s disease is extremely large.  Currently there are only five drugs approved in the U.S. to treat AD.  All of these drugs are primarily acetylcholinesterase inhibitors and are only beneficial in treating symptoms associated with AD in a minority of AD patients.  Despite the problems with the currently approved therapeutics, market research data indicate that these drugs sold nearly $4.5 billion in the U.S during 2007.  The therapeutic market has been estimated to be in excess of $6 billion for effective therapeutics by 2010 in the U.S.

Diagnostic Program

Alzheimer’s disease, at present, can be conclusively diagnosed only by histological examination of the brain by biopsy or autopsy.  The diagnosis of patients suspected of having AD is therefore typically made through a process of elimination, by conducting neurological and psychiatric examinations, extensive laboratory tests and brain imaging to rule out other conditions (such as stroke, brain tumor, or depression) with similar symptoms.  The AD predictive accuracy of such exams is generally in the range of 80%-90% in some of the larger AD centers, but is usually closer to 60%, on average, when diagnosed outside of the larger AD centers.  Costs to patients for such testing can range from $1,000 - $4,000, including imaging procedures.  A simple, predictive, accurate and cost effective diagnostic test would therefore address a large unmet medical need.  If the test was a serum based test, it could potentially be utilized as a routine screening test.

    Our approach to meeting this need for a diagnostic test is based on Dr. Davies’ research of the tau pathology, and revolves around developing a pipeline of diagnostic tests that could include: (i) the detection of hyperphosphorylated tau in CSF, (ii) a screening test to rule out AD in serum, and (iii) the detection of hyperphosphorylated tau in serum.  Competitive diagnostics in development, as well as some that are marketed through reference laboratories, include approaches which attempt to identify AD patients by measuring: (i) normal tau, total tau or phosphorylated tau in CSF, either individually, or as part of a panel, (ii) beta amyloid, (iii) neural thread protein in CSF and/or urine, (iv) amyloid derived diffusible ligands (ADDL’s) in CSF, (v) imaging plaques in the brain, or (vi) employing proteomic or genetic markers for AD.

We have developed a prototype diagnostic test utilizing cerebrospinal fluid (“CSF”).  To date, with our diagnostic test, we have conducted numerous validation studies utilizing in excess of 2,000 CSF samples.  These studies were performed in our laboratory and were designed using human CSF, in blinded samples, to determine our test’s ability to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls.  Published studies have shown the ability of our test to correctly identify the patients diagnosed with AD with an overall sensitivity and specificity in the 85% to 95% range.  The studies have been published in peer reviewed scientific journals such as Neuroscience Letters, Archives of Neurology, and American Journal of Psychiatry.  We currently have 20 peer-reviewed publications that report the performance of our CSF-based test in various patient populations, including AD, mild cognitive impairment (“MCI”), depression, other neurological disorders and normal controls.  We have shown with our test that phosphotau concentrations in CSF correlate well with the degree of cognitive impairment.  A study published in 2001 in Annals of Neurology addressed the relationship between phosphotau levels in CSF and natural AD progression.  In addition, a report published in the November 2006 edition of Brain describes a study utilizing our CSF-based test that importantly shows statistically significant correlations of phosphotau 231 levels from 26 living patients with the neurofibrillary pathology subsequently observed in those 26 patients upon autopsy.

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

Studies published in the December 2005 edition of Neuroscience Letters and in the March 2006 journal Neurobiology of Aging support the use of our CSF-based diagnostic test in identifying individuals with mild cognitive impairment (“MCI”) who, over time, are most likely to develop AD.  Two studies published in 2007 show the ability of our CSF-based test to be a strong predictor of the decline from MCI to AD.  The September 2007 online edition of Neurobiology of Aging presented a study comparing five of the best-known CSF biomarkers for AD.  Our ptau biomarker was the strongest predictor of the decline from MCI to AD.  The December 2007 issue of Neurology published an internationally based multi-center study that demonstrated our ptau biomarker was a significant predictor of the decline from MCI to AD in a clinically useful time period of 1.5 years.

We are utilizing the knowledge gained during the development of our CSF-based diagnostic test to aid in the development of serum-based diagnostic tests to detect Alzheimer’s disease, specifically a screening test to rule out AD as well as the detection of our ptau biomarker to support the diagnosis of AD.  In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of a serum-based diagnostic test for AD.  Work performed during the research agreement resulted in Nanosphere and APNS scientists achieving a better understanding (in January 2007) of the tools necessary to advance the development of a serum-based AD diagnostic test with our scientifically accepted biomarkers.  We established a project plan and began developing these key tools in early 2007, and targeted to have the first of these tools developed during the first quarter of 2008 to enable us to continue to advance our serum diagnostic development work.

    We sought additional expertise and resources by conducting a scientific advisory board meeting that brought together APNS scientists, Dr. Davies and three outside diagnostic experts to assist us in assessing the most effective approaches and resources to advance our diagnostic development programs.  Through 2007, we followed our work plans to develop antibody tools and we achieved a key milestone in the first quarter of 2008 by identifying several high affinity antibodies that meet our requirements.  These tools will support advancing development of a “rule out” serum based test for AD.  Additional back up tool options to support a “rule out” test are also in development.  In addition, tools directed toward the development of a ptau biomarker based test in serum that could support the early identification of AD are targeted for completion in the  second quarter 2008.  Throughout the tool development process we have been identifying specialized technologies that may enable us to advance our diagnostic development programs.  Technology assessments have been initiated.  In order to maximize the value, and minimize the time to market, of our diagnostic programs, we may seek some form of partnering, such as collaborations, strategic alliances and/or licensing arrangements.  Currently there is no FDA-approved diagnostic test to detect AD.

Before approval by the FDA for general sale, under certain conditions, companies can supply either “investigational use only” or “research use only” assay kits under the Clinical Laboratory Improvement Amendment (“CLIA”) of 1988.  As part of our plan to seek commercialization opportunities for our proposed diagnostic products, we may pursue some form of agreement with a reference lab.

Transgenic Mice Model

To date, no widely accepted animal model that exhibits both AD pathologies has been developed.   Dr. Peter Davies, through collaboration with a researcher at Nathan Klein Institute (“NKI”), has developed a transgenic mouse containing the human tau (“htau”) gene that develops human paired helical filaments, the building blocks of the neurofibrillary tangles, which are known to be involved in the pathology of Alzheimer’s disease.  The pathology in these mice is Alzheimer-like, with hyperphosphorylated tau accumulating in cell bodies and dendrites as neurofibrillary tangles.  In addition, these transgenic mice have exhibited extensive neuronal death, which accompanies the tau pathology.  These transgenic mice could be used for testing the efficacy of therapeutic compounds.  AECOM and the New York State Office of Mental Health, the agency that oversees NKI, each have an interest in these transgenic mice.  Through our license agreements with AECOM, we have the license rights to AECOM’s interest in these transgenic mice.  In 2006, we entered into additional license agreements that provide us with the exclusive rights to sell these mice.  The mice are currently available through Jackson Laboratories.  In December 2006, we entered into an agreement to sell a breeding pair of these mice.

Research and Product Development

During the next twenty-four (24) months, we expect to spend a significant amount of our financial resources on research and development activities.  We incurred costs of approximately $1,659,000 in 2007 and $2,119,000 in 2006 on research and development activities.  Since we are not yet engaged in the commercial distribution of any diagnostic or therapeutic products and we have no revenues from the sale of any such products, these research and development costs must be funded through equity or debt financing or payments received from collaborators.  Throughout our collaboration with Eli Lilly and Company, Lilly will provide annual research and development support that partially offsets these expenses.  We estimate that we will incur costs of approximately $150,000 to $180,000 per month on research and development activities over the next twenty-four months.  This excludes the non-cash charges resulting from accounting for equity instruments included in such monthly expenditures.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available and our development schedule.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from our collaboration.  If we were to conduct diagnostic validation and proof of concept work, and/or diagnostic clinical trials, our research and development expenditures would most likely increase significantly.  In addition, regulatory decisions and competitive developments may significantly influence the amount of our research and development expenditures.

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

Manufacturing

We currently do not have any facilities suitable for manufacturing on a commercial scale basis any of our proposed products nor do we have any experience in volume manufacturing.  We will either find our own manufacturing facilities, rely upon third-party manufacturers to manufacture our proposed products in accordance with these regulations, or we will most likely utilize the capabilities of our partners and/or collaborators.  Under our agreement with Eli Lilly and Company, Lilly has an exclusive world-wide license to manufacture any therapeutic for AD that comes to market from our collaboration agreement.

Competition

Companies in the pharmaceutical, diagnostic and biotechnology fields are subject to intense competition.  We compete with numerous larger companies that have substantially greater financial and other resources and more experience.  The principal factors affecting our competitive markets include scientific and technological factors, the availability of patent and other protection for technology and products, the ability, length of time and cost required to obtain governmental approval for testing, manufacturing and marketing and physician acceptance.  Companies that complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before us may achieve a significant competitive advantage.  In addition, such companies may succeed in developing products that are more effective and less costly than products that may be developed by us.  There can be no assurance that developments by other companies will not render our products or technologies obsolete or noncompetitive or that we will be able to keep pace with the technological developments of our competitors.

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

Diagnostics

There is currently no FDA-approved diagnostic to detect Alzheimer's disease ("AD"), although there are tests available under the CLIA exemption through reference labs.  If any of our current diagnostic programs are ultimately successfully marketed, they would compete against, or augment, the most widely used current practice of detecting AD through a battery of tests, namely neurological and psychiatric examinations, extensive laboratory tests and brain imaging to rule out other conditions (such as stroke, brain tumor, or depression) with similar symptoms.  The AD predictive accuracy of such a battery of exams is generally in the range of 80%-90% in some of the larger AD centers, but is usually closer to 60% when diagnosed outside of the AD centers.  Costs to patients for such testing can range from $1,000 - $4,000, including imaging procedures.  A simple, predictive, accurate and cost effective diagnostic test could, therefore, be an attractive alternative for medical practitioners and insurers to the current practice to detect AD.  If the test was a serum-based test it could potentially be utilized as a routine screening test.

    We are aware of other companies and academic institutions pursuing the development of biochemical markers to be utilized in the diagnosis of AD.  Potential competitors include Nymox Pharmaceutical Corp. and Innogenetics, who have developed diagnostic tests for AD.  Athena Diagnostics has “research use only” type CSF-based tests available, and others (Satoris, Power 3 Medical, Proteosome Science, Acumen and Bio-Rad/Cyphergen) have programs directed toward identifying proteomic or genetic markers for AD.  Competitive diagnostics in development, as well as some that are marketed through reference laboratories, include approaches which attempt to identify AD patients by measuring: (i) normal tau, total tau or phosphorylated tau in CSF, either individually, or as part of a panel, (ii) beta amyloid, (iii) neural thread protein in CSF and/or urine, (iv) amyloid derived diffusible ligands (ADDL’s) in CSF, (v) imaging plaques in the brain, or (vi) employing proteomic or genetic markers for AD.  Much of our knowledge of potential competitors and their diagnostic tests comes from our review of published articles in scientific journals.  Publications and other information publicly available indicate that tests being developed by these companies and others are unable to adequately distinguish AD from other brain disorders or are in too early a development stage to be evaluated.  At this time, we believe our CSF-based diagnostic test exhibits a unique ability to recognize early stage AD and to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls.  In addition, our CSF-based diagnostic test has shown to be a strong predictor of the decline from MCI to AD.

Therapeutics

The only products with FDA approved label claims for pharmaceutical management of AD in the U.S. provide symptomatic treatment through the use of acetylcholinesterase (“AchE”) inhibitors, of which there are five currently marketed by some of the largest pharmaceutical companies, including; Aricept (Pfizer), Exelon (Novartis), Reminyl (Johnson & Johnson), Tacrine (Pfizer), and Memantine (Forest Labs).  Despite limited clinical effectiveness and a poor safety and side effect profile, sales of these drugs in 2007 were nearly $4.5 billion, according to CNN.com.

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

We have filed patent applications in the U.S. for composition of matter and use of compounds to treat AD, method of use, as well as aspects of our diagnostic test technologies for use in MCI and methods for developing novel therapeutic screens for the discovery of compounds useful in the treatment of AD, novel approaches to therapeutic intervention, transgenic mouse production and a novel gene.  Patent Cooperation Treaty (P.C.T.) applications have been filed abroad, when applicable.

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

Employees

As of February 29, 2008 we had six full-time employees, two of whom have advanced scientific degrees.  None of our employees are covered by a collective bargaining agreement and we believe all relations with our employees are satisfactory.  In addition, to complement our internal expertise, we have license agreements with AECOM that provide access to Dr. Peter Davies and the academic researchers in his lab and we may contract with other academic research laboratories, outside organizations with specific expertise and scientific consultants that provide pertinent expertise with therapeutic and diagnostic development.  In the future, we may hire additional research, development and other personnel in addition to utilizing outside organizations and consultants.

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

Our cash balances, coupled with our annual R & D support from Eli Lilly and Company, should be sufficient to fund our current planned development activities through the first quarter of 2009.  We will need to raise funds prior to the end of the first quarter of 2009 in order to continue operations and we may have to amend our charter to increase our authorized shares of common stock in order to raise adequate capital which would be costly for us to do and may not be successful in which event we may have difficulty raising capital.

As of December 31, 2007, we had cash of $2,960,141.  We anticipate that our cash balances at December 31, 2007, coupled with our annual R & D support from Eli Lilly and Company, should be sufficient to fund operations through the first quarter of 2009.  We will need additional funding prior to the end of the first quarter of 2009 in order to continue our research, product development and our operations.  The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.  Since we do not expect to generate significant revenues from operations in 2008 and 2009, we will be required to raise additional capital in financing transactions or through some form of collaborative partnership in order to satisfy our expected cash expenditures after the first quarter of 2009.  We expect to raise such additional capital by selling shares of our capital stock, proceeds from exercises of existing warrants and/or stock options and/or by borrowing money.  However, such additional capital may not be available to us at acceptable terms or at all.  As of February 29, 2008, we have 6,121,392 authorized shares of common stock available for issuance.  In order to raise funds through the sale of capital stock, we will need to increase our authorized common stock, which will require the time and expense of obtaining stockholder approval.  Because most of our stockholders hold their shares in street name and a charter amendment is not a discretionary item for which brokers can cast a vote without instruction from their clients, we would have to hire a solicitation firm to assist us in getting sufficient stockholder votes to increase our authorized common stock.  If we are unable to increase the number of authorized shares of common stock, we will have significant difficulty in raising sufficient additional capital to support operations.  Further, if we sell additional shares of our capital stock, current ownership positions in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease operations altogether.

We have had net losses for each of the years ended December 31, 2007 and 2006, and we have an accumulated deficit of approximately $48.0 million as of December 31, 2007.  Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent registered public accountants, these conditions raise substantial doubt about our ability to continue as a going concern.  We anticipate that our cash balances at December 31, 2007, coupled with our annual R & D support from Eli Lilly and Company, should be sufficient to fund operations through the first quarter of 2009.  We will need additional funding prior to the end of the first quarter of 2009 in order to continue our research, product development and our operations.  Since we do not expect to generate any material revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital prior to the end of the first quarter 2009, either through some form of partnership or debt or equity financing, including exercise of outstanding stock options and/or warrants.  If we are unable to raise additional capital, we may be forced to discontinue our business.

We are a development stage company without any products currently in clinical trials

We are a development stage company.  Our product furthest along is a diagnostic test which detects Alzheimer’s disease utilizing cerebrospinal fluid (CSF).  Our other potential diagnostic and therapeutic products and technologies are early in the research and development phase, and product revenues may not be realized from the sale of any such products for at least the next several years, if at all.  Our proposed products will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval.  There can be no assurances that our research and development efforts will be successful, that our potential products will prove to be safe and effective in clinical trials or that we will develop any commercially successful products.  We currently have no approved products on the market and have not received any commercial revenues from the sale or license of any diagnostic or therapeutic products.

We have a history of operating losses and expect to sustain losses in the future

We have experienced significant operating losses since our inception.  As of December 31, 2007, we had an accumulated deficit of approximately $48.0 million.  We expect to incur operating losses over the next several years as our research and development efforts continue.  Our ability to achieve profitability depends in part upon our ability, alone or with or through others, to raise additional capital to execute our business plan, to advance development of our proposed products, to obtain required regulatory approvals, to manufacture and market our products, and to successfully commercialize our approved products.

We need to raise additional capital by the end of the first quarter of 2009, however, we may not be able to raise such capital, or we may only be able to raise capital on unfavorable terms

Our operations to date have consumed substantial amounts of cash.  Our development of our technologies and potential products will require substantial funds to conduct the costly and time-consuming activities necessary to research, develop and optimize our technologies, and ultimately, to establish manufacturing and marketing capabilities.  Our future capital requirements will depend on many factors, including:

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

We anticipate that our cash balances at December 31, 2007, coupled with our annual R & D support from Eli Lilly and Company, should be sufficient to fund operations through the first quarter of 2009.  We will need additional funding prior to the end of the first quarter of 2009 in order to continue our research, product development and our operations.  The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.  If additional funding is not obtained, we will not be able to continue funding the costs of any programs, and we may have to significantly minimize or eliminate our programs, and possibly discontinue all our product development and/or our operations.  We are currently evaluating our options to maximize the value of our diagnostic technology, including seeking partnerships and licensing arrangements.

We face extensive governmental regulation and any failure to comply could prevent or delay product approval or cause the disallowance of our products after approval

The U.S. Food and Drug Administration, and comparable agencies in foreign countries, impose many requirements on the introduction of new therapeutics through lengthy and detailed clinical testing procedures, and other costly and time consuming compliance procedures relating to the manufacture, distribution, advertising, pricing and marketing of pharmaceutical products.  These requirements make it difficult to estimate when any of our products in development will be available commercially, if at all.

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

In 2005 we filed with the FDA a Pre-Investigational Device Exemption (“Pre-IDE”) application with respect to our CSF-based diagnostic test and we had our Pre-IDE meeting with the FDA in November 2005.    Subsequent to our meeting with the FDA, we worked with our clinical consultants to refine our clinical protocol.  At that time, work was suspended until such time that we, along with our consultants, could identify a cost effective protocol that would be acceptable to the FDA and offer the opportunity to obtain desired claims and indications.  It is uncertain when we will file a Pre-IDE for any of our diagnostic programs in development. We have not filed any Investigation New Drug (“IND”) with respect to our AD therapeutic, and the timing of such filing in the future is uncertain, and subject to the progress of our collaboration with Eli Lilly and Company.  We cannot predict with certainty when we might submit any of our proposed products currently under development for regulatory review.  Once we submit a proposed product for review, the FDA or other regulatory agencies may not issue their approvals on a timely basis, if at all.  If we are delayed or fail to obtain such approvals, our business may be adversely affected.   If the FDA grants approval for a drug or device, such approval may limit the indicated uses for which we may market the drug or device and this could limit the potential market for such drug or device. Furthermore, if we obtain approval for any of our products, the marketing and manufacture of such products remain subject to extensive regulatory requirements. Even if the FDA grants approval, such approval would be subject to continual review, and later discovery of unknown problems could restrict the products future use or cause their withdrawal from the market. If we fail to comply with regulatory requirements, either prior to approval or in marketing our products after approval, we could be subject to regulatory or judicial enforcement actions.  Failure to comply with regulatory requirements could, among other things, result in:

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

We may not identify a cost effective protocol for obtaining FDA approval that could yield desired claims for any of our proposed products

Prior to beginning the clinical testing process required to obtain FDA approval for any of our proposed products, we must determine if there is a cost effective protocol that would be acceptable to the FDA and offer the opportunity to obtain desired claims and indications.  If a cost effective clinical testing protocol cannot be structured in a time appropriate duration for a specific proposed product, we will not attempt to obtain FDA approval for that proposed product.  This may reduce or eliminate any potential revenues we would receive from the proposed product.

Our technologies are subject to licenses and termination of any of those licenses would seriously harm our business

We have exclusive licenses with Albert Einstein College of Medicine ("AECOM") covering virtually all of our Alzheimer's disease technology, including all our AD related diagnostic and therapeutic products currently in development.  We depend on these licensing arrangements to maintain rights to our products under development.  These agreements require us to make payments in order to maintain our rights.  The agreements also generally require us to pay royalties on the sale of products developed from the licensed technologies, fees on revenues from sublicensees, where applicable, and the costs of filing and prosecuting patent applications.  We are currently in compliance with our license agreements, however, we will need to raise additional capital prior to the end of the first quarter of 2009 in order to meet our ongoing obligations to AECOM.  If we fail to raise sufficient funds, and consequently default on our obligations to AECOM, our licenses could terminate, and we could lose the rights to our proprietary technologies. Such a loss would have a material adverse effect on our operations and prospects.

Our collaboration agreement with Eli Lilly and Company may not provide the future payments we anticipate over the course of the agreement which could result in the termination of our operations

In November 2006, we entered into an agreement with Eli Lilly and Company to develop therapeutics to treat AD.  Lilly received the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.  Lilly may not advance any of the technology under the agreement as fast, or as far, as we would anticipate, if at all, to provide us with the milestone and royalty payments we expected when we signed the agreement.  In addition, Lilly may decide to allocate internal resources to other projects and slow down, or stop the work, under our collaboration agreement for a period of time, which could cause our technology under the agreement not to be advanced at the rate we expected, or not be advanced at all.  Such a situation could have a material adverse effect on our operations and prospects and we may have to shut down, or scale back, our operations unless we could enter into a new partnership arrangement or raise capital.

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

The value of our research could diminish if we cannot protect, enforce and maintain our intellectual property rights adequately

The pharmaceutical and diagnostic industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes, and where possible, we actively pursue both domestic and foreign patent protection for our proprietary products and technologies. Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. When patent protection is available, it is our policy to file patent applications in the United States and selected foreign jurisdictions. During our review of our patent portfolio in 2007, we stopped maintaining some older method patents that we determined did not have the potential for any future benefit. We currently hold and maintain 8 issued United States patents and various related foreign patents.  Two of the issued United States patents are for our Alzheimer's diagnostic technology, three of the issued United States patents are for our Alzheimer's therapeutic technology and one of the issued United States patents relates to transgenic animals.  One of the patents, issued in October 2007, relates to a gene that is nested within the tau gene that in turn creates the tau protein.  One of the issued AD patents is assigned to AECOM and is licensed to us, and four of the issued AD patents are assigned to us.  We currently have three patent applications filed, one has Alzheimer's diagnostic applications, one has Alzheimer's therapeutic applications, and one has both Alzheimer's diagnostic and therapeutic applications.    The issued United States Alzheimer's technology patents expire between 2014 and 2023.  No assurance can be given that our issued patents will provide competitive advantages for our technologies or will not be challenged or circumvented by competitors. With respect to already issued patents, there can be no assurance that any patents issued to us will not be challenged, invalidated, circumvented or that the patents will provide us proprietary protection or a commercial advantage. We also rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality agreements with employees, consultants, collaborative partners and others. There can be no assurance that these agreements will not be breached.

The ability to develop our technologies and to commercialize products will depend on avoiding the infringement of patents of others.  While we are aware of patents issued to competitors, we are not aware of any claim of patent infringement against us, except as described in the following two paragraphs.  Any potential patent infringement may require us to acquire licensing rights to allow us to continue the development and commercialization of our products.  Any such future claims concerning us infringing patents and proprietary technologies could have a material adverse effect on our business. In addition, litigation may also be necessary to enforce any of our patents or to determine the scope and validity of third-party proprietary rights. There can be no assurance that our patents would be held valid by a court of competent jurisdiction.  We may have to file suit to protect our patents or to defend use of our patents against infringement claims brought by others.  Because we have limited cash resources, we may not be able to afford to pursue or defend against litigation in order to protect our patent rights.

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

We do not have manufacturing capability and we must rely on third party manufacturers to produce our products, giving us limited control over the quality of our products and the volume of products produced

While we have internally manufactured some of the reagents and materials necessary to conduct our activities related to research and development of our diagnostic products, we do not currently have any large scale manufacturing capability, expertise or personnel and expect to rely on outside manufacturers to produce material that will meet applicable standards for clinical testing of our products and for larger scale production if marketing approval is obtained.

We will either find our own manufacturing facilities, rely upon third-party manufacturers to manufacture our proposed products in accordance with appropriate regulations, or we will most likely utilize the capabilities of our partners and/or collaborators.  Under our agreement with Eli Lilly and Company, Lilly has an exclusive world-wide license to manufacture, market and sell any AD therapeutic that comes to market from our collaboration agreement. We do not have any outside manufacturing agreements for our proposed diagnostic products.  If we, or Lilly, choose to utilize an outside manufacturer, we cannot assure that any outside manufacturer that we, or Lilly, select will perform suitably or will remain in the contract manufacturing business, in which instances we (or Lilly) would need to find a replacement manufacturer or we would have to develop our own manufacturing capabilities.  If we are unable to do so, our ability to obtain regulatory approval for our products could be delayed or impaired.  Our ability, and Lilly’s ability, to market our products could also be affected by the failure of our third party manufacturers or suppliers to comply with the good manufacturing practices required by the FDA and foreign regulatory authorities.

We do not have marketing and sales staff to sell our products and we must rely on third parties to sell and market our products, the cost of which may make our products less profitable for us

We do not have marketing and sales experience or personnel.  As we currently do not intend to develop a marketing and sales force, we will depend on arrangements with partners or other entities for the marketing and sale of our proposed products.  Under our agreement with Eli Lilly and Company, Lilly has an exclusive world-wide license to market and sell any AD therapeutic that comes to market from our collaboration agreement.  We do not currently have any agreements with corporate partners or other entities to provide sales and marketing services for our proposed diagnostic products.  We may not succeed in entering into any satisfactory third-party arrangements for the marketing and sale of our proposed products, or we may not be able to obtain the resources to develop our own marketing and sales capabilities.  We may never have an AD therapeutic come to market under the Lilly agreement, or we may never have a diagnostic product come to market.  The failure to develop those capabilities, either externally or internally, may adversely affect future sales of our proposed products.

We must rely on third party relationships to develop, manufacture and market our products without which we may fail

We do not possess all the resources necessary to complete the development, clinical testing, regulatory process, manufacturing, marketing and commercialization of our diagnostic and therapeutic products and we will need to obtain such resources from third parties.  In order to obtain such resources, we will need to enter into collaborations with corporate partners, licensors, licensees and possibly relationships with third parties from whom we will outsource the necessary expertise and resources.  Our success may depend on securing such relationships.  This business strategy would utilize the expertise and resources of third parties in a number of areas including:

•	performing various activities associated with pre-clinical studies and clinical trials;
•	preparing submissions seeking regulatory approvals;
•	manufacture of kits and solutions; and
•	sales and marketing of our products.

    This strategy of reliance on third party relationships creates risks to us by placing critical aspects of our business in the hands of third parties, whom we may not be able to control as effectively as our own personnel.  For example, under our agreement with Eli Lilly and Company, Lilly has an exclusive world-wide license to manufacture, market and sell any AD therapeutics that comes to market from our collaboration agreement.  We cannot be sure that the Lilly agreement or any future collaborative agreements will be successful.   If these third parties, such as Eli Lilly and Company, do not perform in a timely and satisfactory manner, we may incur additional costs and lose time in our development and clinical programs as well as the commercialization our products.  To the extent we choose not to, or are not able to, establish such arrangements, we could experience increased risk and capital requirements.

We do not have the ability to conduct clinical trials independently. We intend to rely on our partners, clinical investigators and third-party clinical research organizations to perform a significant portion of these functions. There can be problems with using third party clinical research organizations such as:

•	we are not able to locate acceptable contractors to run this portion of our clinical trials;
•	we can not enter into favorable agreements with them;
•	third parties may not successfully carry out their contractual duties; and/or
•	third parties may not meet expected deadlines.

If any of these problems occur, we will be unable to obtain required regulatory approvals and will be unable to commercialize our products on a timely basis, if at all.

We are dependent on our key employees and consultants, who may not readily be replaced

We are highly dependent upon the principal members of our management team, especially Ellen R. Hoffing, Chairman, President and Chief Executive Officer, and Peter Davies, Ph.D., our founding scientist, as well as our other officers and directors.  Ms. Hoffing’s employment agreement is effective through August 29, 2009.  Our consulting agreements with Dr. Davies are effective through November 2008.  We do not have employment agreements with John DeBernardis, Ph.D., Chief Scientific Officer, and David Ellison, Chief Financial Officer and Corporate Secretary.  We do not currently maintain key-man life insurance and the loss of any of these persons' services, and the resulting difficulty in finding sufficiently qualified replacements, could adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.

Our success also will depend in part on the continued service of other key scientific personnel, and our ability to identify, hire and retain additional staff, if necessary.  We face intense competition for qualified employees and consultants.  Large pharmaceutical companies and other competitors, which have greater resources and experience than we have, can, and do, offer superior compensation packages to attract and retain skilled personnel.  As a result, we may have difficulty retaining such employees and consultants because we may not be able to match the packages offered by such competitors and large pharmaceutical companies, and we may have difficulty attracting suitable replacements.

We expect that our potential expansion into areas and activities requiring additional expertise, such as clinical trials, governmental approvals, contract and manufacturing and sales and marketing, will be done by working with outside contractors who have the appropriate expertise or by utilizing collaborators / partners.  The management of these processes may require an increase in management and scientific personnel and the development of additional expertise by existing management personnel.  The failure to attract and retain such personnel or to develop such expertise could materially adversely affect prospects for our success.

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

If we have any products used in clinical trials or products sold commercially, potential product liability claims against us could result in reduced demand for our products or extensive damages in excess of insurance coverage

The use of our products in clinical trials or from commercial sales will expose us to potential liability claims if such use, or even their misuse, results in injury, disease or adverse effects.  We intend to obtain product liability insurance coverage before we initiate clinical trials for any of our products.   This insurance is expensive and insurance companies may not issue this type of insurance when needed.  Any product liability claim resulting from the use of our diagnostic test in a clinical study, even one that was not in excess of our insurance coverage or one that is meritless, could adversely affect our ability to complete our clinical trials or obtain FDA approval of our product, which could have a material adverse effect on our business.

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

Current proposed regulations for reference laboratory developed diagnostic tests may impact our ability to sell our proposed diagnostic tests under the Clinical Laboratory Improvement Amendment (“CLIA”) exemption

Governmental agencies are currently reviewing additional regulations to be imposed on reference laboratory developed diagnostic tests, so called “homebrew” tests, including evidence of analytic and clinical validity and enhanced labeling requirements.  In addition, there have been discussions concerning lower Medicare reimbursement for non-FDA approved tests.  Increased FDA regulation of reference laboratory developed diagnostic tests could significantly increase the costs and significantly reduce the demand for such tests.

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

In addition, the results from pre-clinical testing and early clinical trials may not be predictive of results obtained in late stage clinical trials. There can be no assurance that our clinical trials will demonstrate sufficient safety and efficacy to obtain regulatory approvals. The completion rate of our clinical trials is dependent on, among other factors, the patient enrollment rate. Patient enrollment is a function of many factors including:

•	patient population size;
•	access to patients;
•	competitive trials;
•	the nature of the protocol to be used in the trial;
•	patient proximity to clinical sites; and
•	eligibility criteria for the study

    Delays in patient enrollment would increase costs and delay ultimate sales, if any, of our products.

Our stock price may fluctuate significantly due to reasons unrelated to our operations, our products or our financial results.  Our stock price may decrease if we have to issue a large number of shares of common stock in order to raise the additional funds needed in the first quarter of 2009.

Stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating performance or new product or service announcements.  Broad market fluctuations, earnings and other announcements of other companies, general economic conditions or other matters unrelated to us or our operations and outside our control also could affect the market price of the Common Stock.  During the 2006 and 2007 fiscal years, the highest interday price of our stock was $0.50 and the lowest interday price of our stock during the same period was $0.08.  We have sufficient cash to last through the first quarter of 2009, and we will need to raise additional funds prior to the end of the first quarter of 2009.  In order to raise additional funds, we may have to sell a significant number of shares of our common stock and/or issue warrants exercisable to purchase shares of our common stock.  While the inflow of additional funds may cause our stock price to increase, the prospect of issuing, or the actual issuance of, a substantial number of additional shares of common stock may cause our stock price to decrease.

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

We have 200,000,000 authorized shares of common stock.  As of December 31, 2007, we had 130,217,808 shares of common stock issued and outstanding, and we have reserved (i) 44,418,453 shares of common stock for issuance upon the exercise of outstanding warrants and (ii) 19,242,347 shares of common stock for issuance upon the exercise of outstanding options.  We currently have 6,121,392 shares of common stock available for issuance in any capital raising transaction.  Because we may have to issue warrants in any equity deal to raise capital, we could have significantly less than 6.1 million shares to sell, which reduces the amount of capital we could raise.  In order to be able to raise a significant amount of capital for future operations, we will need to increase our authorized common stock to at least 300 million shares, or more.  To increase our authorized common stock, we will need to secure stockholder approval.  Because of the large number of shares held in street name, we expect to incur significant expenses in order to obtain such approval.  Most of our stockholders hold their shares in street name and a charter amendment is not a discretionary item for which brokers can cast a vote without instruction from their clients.  We would have to hire a solicitation firm to assist us in getting sufficient stockholder votes to increase our authorized common stock.

Our share price may decline due to a large number of shares of our common stock eligible for sale in the public markets and a large number of shares of our common stock that could be issued upon the exercise of warrants and options that are “in the money”

As of December 31, 2007, we had outstanding 130,217,808 shares of Common Stock, without giving effect to shares of Common Stock issuable upon exercise of (i) warrants issued to SF Capital, exercisable for 6,214,286 shares of or common stock, (ii) warrants issued in the February 2004 Offering, exercisable for 31,547,489 shares of our common stock (at an exercise price of $0.30 per share), (ii) the Placement Agent's warrants, exercisable for 3,143,335 shares of our common stock (at an exercise price of $0.30 per share), (iii) 10,575,680 options granted under our stock option plan, (iv) 8,666,667 options granted outside of our stock option plan, and (iv) 3,513,343 other warrants previously issued.  Of such outstanding shares of common stock, all are freely tradable, except for any shares not yet registered, shares underlying stock options that are not yet vested, and any shares held by our "affiliates" within the meaning of the Securities Act (officers, directors and 10% security holders), which shares will be subject to the resale limitations of Rule 144 promulgated under the Securities Act.  We will need to raise capital prior to the end of the first quarter of 2009 and this may cause us to issue additional shares of our common stock in 2009.

The holders of our outstanding warrants and stock options may not exercise them, or they may expire before we are able to receive any proceeds from the exercise of these warrants and stock options

As of December 31, 2007, we had 44,418,453 outstanding warrants and 19,242,347 outstanding stock options.  34,690,824 of these warrants, with an exercise price of $0.30, expire on February 6, 2009.  The remaining 9,727,629 outstanding warrants have an average exercise price of $0.18 and have expiration dates between 2008 and 2012.  The outstanding stock options have exercise prices ranging from $0.15 to $0.285 and have expiration dates between 2008 and 2017.  We may not receive any significant proceeds from the exercise of these outstanding warrants and stock options due to market conditions and/or the expiration of the warrants and stock options prior to exercise.  This could impact our future fund raising options.

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

Our disclosure controls and procedures and our internal controls over financial reporting are not adequate and may result in our failure to disclose items that we may be required to disclose under the Securities Act or the Securities Exchange Act or may result in financial statements that are incomplete or subject to restatement

Section 404 of the Sarbanes Oxley Act of 2002 (“Section 404”) requires significant additional procedures and review processes of our system of internal controls.  Section 404 requires that we evaluate and report on our system of internal controls over financial reporting beginning with this Annual Report on Form 10-KSB for this year ended December 31, 2007.  In addition, our independent auditors must report on management’s evaluation of those controls for the year ending December 31, 2008.  The additional costs associated with this process may be significant.  Our internal controls under Section 404 may not be adequate.  After documenting and testing our system, we have identified the following material weaknesses:

•	We lack segregation of duties in the period-end financial reporting process, and
•	Our accounting software has inherent control deficiencies.

Additionally, our chief executive officer and chief financial officer concluded that as of December 31, 2007, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Consequently, we may fail to disclose items that we are required to report in our SEC filings, including registration statements, proxy statements and periodic reports.  If we are required to amend prior reports as a result of failing to disclose required information, investors may react adversely to such amendments and our stock price may decrease.

Our Independent Registered Public Accountants have substantial doubt about our ability to continue as a going concern

We have had net losses for each of the years ended December 31, 2007 and 2006, and we have an accumulated deficit as of December 31, 2007.  Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent registered public accountants, these conditions raise substantial doubt about our ability to continue as a going concern.  We anticipate that our cash balances at December 31, 2007, coupled with our annual R & D support from Eli Lilly and Company, should be sufficient to fund operations through the first quarter of 2009.  We will need additional funding prior to the end of the first quarter of 2009 in order to continue our research, product development and our operations.  Since we do not expect to generate any material revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital prior to the end of the first quarter 2009, either through some form of collaboration or joint venture or debt or equity financing, which may include the exercise of outstanding stock options and/or warrants.  If we are unable to raise additional capital, we may be forced to discontinue our business.

ITEM 2.                      DESCRIPTION OF PROPERTY

We lease approximately 7,500 square feet of office and laboratory space in Vernon Hills, Illinois at an annual rental of approximately $125,000. Our current lease agreement expired in May 2007 and was renewed for a three-year period ending May 2010 at a slightly reduced base rent.  We believe that we can acquire additional space, if needed, on acceptable terms.

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

The following table sets forth the range of high and low closing bid prices for our common stock, from January 1, 2006 through December 31, 2007, and for each of the quarterly periods indicated as reported by the OTC Bulletin Board.  The bid prices represent prices between broker-dealers and don’t include retail mark-ups and mark-downs or any commissions to the dealer.  These bid prices may not reflect actual transactions.

	High	Low
2006:
First quarter	$0.33	$0.17
Second quarter	0.24	0.11
Third quarter	0.32	0.16
Fourth quarter	0.42	0.26

2007:
First quarter	$0.31	$0.23
Second quarter	0.32	0.20
Third quarter	0.24	0.15
Fourth quarter	0.22	0.11

As of February 29, 2008, we had approximately 3,000 record holders of our common stock.  We estimate that as of such date, there were more than 2,500 beneficial holders of our common stock.

No dividends were paid in 2006 and 2007.  There are no restrictions on the payment of dividends.  We do not intend to pay dividends for the foreseeable future.

All of our securities that were issued or sold by us since March 15, 2001, have been registered with the SEC, except 8,666,667 stock options issued outside our Stock Option Plan in 2006 and 926,316 shares of restricted  common stock.  All of these issuances were made in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933.  We filed an SB-2 registration statement in July 2004, an S-8 registration statement in December 2004, and an SB-2 registration statement in November 2007. An S-8 registration statement is expected to be filed in the second quarter of 2008 to register the stock options and restricted stock noted above.

ITEM 6.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Our business strategy is to build on our strong scientific research, and commitment to develop a range of solutions to meet the unmet needs of the growing number of Alzheimer patients. Through our tau based approach we continue to develop proprietary technology, know-how and tools. We are seeking to offer options for early diagnosis and high impact therapeutic solutions that will enhance the physicians’ ability to effectively manage their patient’s treatment.

Our unique science, stemming from the work of our founding scientist, Dr. Peter Davies, is focused on developing a range of diagnostic tests.  In addition, through our collaboration with a top tier Pharmaceutical company, Eli Lilly and Company, our tau-based science is the foundation of the development and commercialization of novel therapeutics to modify the course of AD.  Our principal development programs, and plan of operation for each, are as follows:

•
AD Therapeutic Program – We are involved in the discovery and development of novel therapeutic targets for the development of treatments for Alzheimer’s disease based upon a concept developed by Peter Davies, Ph.D., the Company’s founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at AECOM.  As a result of Dr. Davies’ research, and the Company’s expertise, we are focused on discovery of unique therapeutics that may be involved in a common intracellular phosphorylation pathway leading to the development of the abnormal, destructive brain structures, amyloid plaques and neurofibrillary tangles, that are characteristic of Alzheimer’s disease.  A patent application was filed in 2005 covering Dr. Davies work relative to the therapeutic work.  In November 2006, we entered into an agreement with Eli Lilly and Company to develop therapeutics to treat AD.  The agreement forms a collaboration that combines the expertise, research tools and tau-based approach advanced by Dr. Davies and our team at APNS, with the scientists, therapeutic development expertise and financial resources at Eli Lilly and Company.  The agreement calls for Lilly to receive the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from our collaboration.  Since the start of the collaboration, the collaboration management structure, working teams and external resources have become fully operational.  The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS.  The first internal milestone on the proprietary tau-related APNS target was reached in the second quarter of 2007 and the next internal milestone is scheduled for the first quarter of 2008.  Key in-vivo models have been established with the goal to validate our tau-based target.  The collaboration has made good progress on the milestones established by the program management for the proprietary tau-related APNS target.  APNS’s first paid milestone is targeted for achievement in late 2008 to early 2009.  The collaboration continues to make good progress toward additional tau-based targets with an additional target being screened and validation studies underway for other targets.

•
AD Diagnostic Program – Our diagnostic program is based on Dr. Davies’ research of the tau pathology, and revolves around developing a pipeline of diagnostic tests that could include: (i) the detection of hyperphosphorylated tau in CSF, (ii) a screening test to rule out AD in serum, and (iii) the detection of hyperphosphorylated tau in serum.  Our product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD.  This diagnostic, based upon the detection of a certain AD associated protein found in the CSF of AD patients, has achieved, based on published research validation studies, an overall sensitivity and specificity in the range of 85% to 95%.  This test is based on extensive testing in our lab, utilizing in excess of 2,000 CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls.  We are continuing development of our CSF-based diagnostic to reduce the tests incubation time. Our most recent research has sought to further substantiate the utility of the test in the MCI population.  Two studies published in 2007 show the ability of our CSF-based test to be a strong predictor of the decline from MCI to AD.  The September 2007 online edition of Neurobiology of Aging presented a study comparing five of the best-known CSF biomarkers for AD.  Our ptau biomarker was the strongest predictor of the decline from MCI to AD.  The December 2007 issue of Neurology published an internationally based multi-center study that demonstrated our ptau biomarker was a significant predictor of the decline from MCI to AD in a clinically useful time period of 1.5 years.  Studies published in the December 2005 edition of Neuroscience Letters and in the March 2006 journal Neurobiology of Aging support the use of our CSF-based diagnostic test in identifying individuals with MCI who, over time, are most likely to develop AD. Current data seems to suggest that 60% to 80% of individuals with MCI will eventually progress to AD.  As a neurodegenerative disease, it is theorized that early detection of AD could greatly enhance the ability of current and future therapies to better manage the disease.    A study published in the January 2004 edition of Archives of General Psychiatry has shown that detecting phosphorylated tau (“ptau”) proteins in CSF comes closest to fulfilling the criteria of a biological marker for AD.  This publication reported that our CSF-based test exceeded standards for an AD diagnostic test established by the National Institute of Aging and the Ronald and Nancy Reagan Research Institute of the Alzheimer’s Association in a 1998 published “Consensus Report”.  It was determined by that group that a successful biological marker would be one that had a sensitivity level and specificity level of at least 80%.  A Position Paper, “Research Criteria for the Diagnosis of Alzheimer’s Disease: Revising the NINCDS-ADRDA Criteria”, was published in the August 2007 edition of Lancet Neurology that describes suggested revisions to the criteria for the diagnosis of Alzheimer’s disease, including the use of CSF biomarkers, specifically referencing our CSF-based p-tau 231 test.

We are utilizing the knowledge gained during the development of our CSF-based diagnostic test to aid in the development of serum-based diagnostic tests to detect Alzheimer’s disease, specifically a screening test to rule out AD as well as the detection of our ptau biomarker to support the diagnosis of AD.  In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of a serum-based diagnostic test for AD.  Work performed during the research agreement resulted in Nanosphere and APNS scientists achieving a better understanding (in January 2007) of the tools necessary to advance the development of a serum-based AD diagnostic test with our scientifically accepted biomarkers.  We established a project plan and began developing these key tools in early 2007, and targeted to have the first of these tools developed during the first quarter of 2008 to enable us to continue to advance our serum diagnostic development work.

We sought additional expertise and resources by conducting a scientific advisory board meeting that brought together APNS scientists, Dr. Davies and three outside diagnostic experts to assist us in assessing the most effective approaches and resources to advance our diagnostic development programs.  Through 2007, we followed our work plans to develop antibody tools and we achieved a key milestone in the first quarter of 2008 by identifying several high affinity antibodies that meet our requirements.  These tools will support advancing development of a “rule out” serum based test for AD.  Additional back up tool options to support a “rule out” test are also in development.  In addition, tools directed toward the development of a ptau biomarker based test in serum that could support the early identification of AD are targeted for completion in the second quarter 2008.  Throughout the tool development process we have been identifying specialized technologies that may enable us to advance our diagnostic development programs.  Technology assessments have been initiated.  Currently there is no FDA-approved diagnostic test to detect AD.

While continuing development of our diagnostic programs, we are seeking appropriate partnerships and expertise to assist us in advancing towards commercialization.  We are having discussions with experts and companies regarding various approaches and opportunities for collaboration and to assist us in advancing our diagnostic programs towards commercialization.

•
Transgenic Mice – To date, no widely accepted animal model that exhibits both AD pathologies has been developed.  Dr. Peter Davies, through collaboration with a researcher at Nathan Klein Institute (“NKI”), has developed a transgenic mouse containing the human tau gene that develops human paired helical filaments, the building blocks of the neurofibrillary tangles, which are known to be involved in the pathology of Alzheimer’s disease. The pathology in these mice is Alzheimer-like, with hyperphosphorylated tau accumulating in cell bodies and dendrites as neurofibrillary tangles.  In addition, these transgenic mice have exhibited extensive neuronal death that accompanies the tau pathology.  These transgenic mice could be used for testing the efficacy of therapeutic compounds.  AECOM and the New York State Office of Mental Health, the agency that oversees NKI, each have an interest in these transgenic mice.  Through our agreements with AECOM, we have license rights to AECOM’s interest in these transgenic mice.  In 2006, we entered into additional license agreements that provide us with the exclusive rights to sell these mice.  The mice are currently available through Jackson Laboratories.  In December 2006, we entered into an agreement to sell a breeding pair of these mice.

As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

As of December 31, 2007, we had a cash balance of $2,960,141.  We anticipate that our cash balance at December 31, 2007, coupled with our annual R & D support from Eli Lilly and Company, should be sufficient to fund our current planned development activities and operating expenses through the first quarter of 2009.  We will need additional funding during the first quarter of 2009 to continue our research, product development and our operations.  We intend to seek such additional funding through private and/or public financing, through exercise of currently outstanding stock options and warrants or through collaborative or other arrangements with partners.  If we need to sell additional shares of common stock in order to raise such additional funding, we will in all likelihood amend our certificate of incorporation to increase the number of authorized shares of common stock.  This amendment would require the approval of our stockholders.  The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.

We do not anticipate the purchase, lease or sale of any significant property and equipment during 2008.  We do not anticipate any significant changes in our employee count during 2008.

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

    In November 2006, we entered into an agreement with Eli Lilly and Company (“Lilly”) to develop therapeutics to treat AD.  Pursuant to the terms of the agreement, we received $2 million in cash, including an equity investment of $500,000, from Lilly, plus we will receive annual research and development support for the duration of the collaboration agreement.  In addition, Lilly will, based on the achievement of certain defined milestones, provide us over time with up to $20 million in milestone payments for advancing our proprietary target to a therapeutic compound.  The collaboration has also made progress on other targets that are part of the collaboration that could provide milestone payments to us over time of up to $10 million for advancing each of these other targets to a therapeutic compound.  There is no limit to the number of targets that we could receive milestone payments from Lilly.  Royalties are to be paid to us for AD drug compounds brought to market that result from the collaboration.  There is no limit on the number of drug compounds for which royalty payments may be due to us.  Lilly received the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles in the development of AD therapeutics.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from our collaboration.

    Our product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD.  We are planning to continue development to reduce the tests incubation time.  We are utilizing the knowledge gained during the development of our CSF-based diagnostic test to aid in the development of serum-based diagnostic tests to detect Alzheimer’s disease, specifically a screening test to rule out AD as well as the detection of our ptau biomarker to support the diagnosis of AD.  In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of a serum-based diagnostic test for AD.  Work performed during the research agreement resulted in Nanosphere and APNS scientists achieving a better understanding (in January 2007) of the tools necessary to advance the development of a serum-based AD diagnostic test with our scientifically accepted biomarkers.  We established a project plan and began developing these key tools in early 2007, and targeted to have the first of these tools developed during the first quarter of 2008 to enable us to continue to advance our serum diagnostic development work.

    We sought additional expertise and resources by conducting a scientific advisory board meeting that brought together APNS scientists, Dr. Davies and three outside diagnostic experts to assist us in assessing the most effective approaches and resources to advance our diagnostic development programs.  Through 2007, we followed our work plans to develop antibody tools and we achieved a key milestone in the first quarter of 2008 by identifying several high affinity antibodies that meet our requirements.  These tools will support advancing development of a “rule out” serum based test for AD.  Additional back up tool options to support a “rule out” test are also in development.  In addition, tools directed toward the development of a ptau biomarker based test in serum that could support the early identification of AD are targeted for completion in the  second quarter 2008.  Throughout the tool development process we have been identifying specialized technologies that may enable us to advance our diagnostic development programs.  Technology assessments have been initiated.

In order to maximize the value, and minimize the time to market, of our diagnostic programs, we are seeking some form of partnering, including collaborations, strategic alliance and/or licensing opportunities.

We will need additional funding prior to the end of the first quarter 2009 to cover operations, and to fund the costs of any diagnostic products in development.  Eli Lilly and Company funds the vast majority of our therapeutic program through our collaboration.  If additional funding is not obtained, we will not be able to fund any programs in development, and we may have to discontinue all our product development and/or our operations.

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

For the year ended December 31, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertain income tax positions.  This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken, or expected to be taken, in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Upon adoption, there was not any unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity.  We do not expect any reasonably possible material changes to the estimated amount in our liability associated with our uncertain tax position through December 31, 2007.

Equity Compensation

Effective January 1, 2006, we adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  SFAS 123R is being applied on the modified prospective basis.  Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased, cancelled or vest.  Under the modified prospective approach, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  Prior periods were not restated to reflect the impact of adopting the new standard.

We apply Statement of Financial Accounting Standards (SFAS) No. 123 and EITF 96-18 Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, for our options awarded to non-employee consultants.  To determine fair value, management is required to make assumptions such as the expected volatility and expected life of the instruments.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in Item 7.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

We recognized $1,083,333 of revenues in 2007 from the completion of one research agreement and the recognition of twelve months of our initial funds received from our collaboration with Eli Lilly and Company.  We recognized $251,634 of revenues in 2006 from the completion of two research agreements and the recognition of approximately one month of our initial funds received from our collaboration with Eli Lilly and Company.

Research and development

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding of research related to license agreements, scientific consultant expenses, laboratory supplies and overhead costs.  Research and development expenses for the year ended December 31, 2007 decreased 22% or $460,173 to $1,659,258 from $2,119,431 for the year ended December 31, 2006.  Below is a summary of our most significant research and development expenses:

			Increase
Expense	2007	2006	(Decrease)
Compensation, taxes and benefits	$786,961	$885,127	$(98,166)
Program R & D funding, license fees and consulting	791,890	871,575	(79,685)
Rent, telephone and utilities	107,342	110,645	(3,303)
Stock option compensation expense	3,423	230,018	(226,595)
Other research and development expenses, net of reimbursements	(30,358)	22,066	(52,424)
Total Research and Development Expenses	$1,659,258	$2,119,431	$(460,173)

This decrease in 2007 is primarily due to non-cash costs associated with expensing stock options, a decrease in research funding, license fees and consulting and a decrease in compensation related expenses.  Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value.  Expense included in 2007 was $3,423 while expense included in 2006 was $230,018, which was comprised of $112,558 primarily due to option grants prior to 2006 and a non-cash expense of $117,460 for unrecognized compensation costs for options granted in 2005 that were subsequently cancelled in June 2006.  We also had a decrease in research funding, licensing and consulting of $79,685 due to our agreement with Nanosphere in 2006 and expense for regulatory consultants in 2006, which was offset by an increase in our payments to AECOM, license fees incurred, costs of our scientific advisory meeting, and an increase in our direct costs for R & D programs in 2007.  Our compensation related expenses decreased due to a reduction in one of our lab technicians in the second half of 2006, an additional reduction due to a restructuring of our VP-R & D position in the fourth quarter of 2007 and a $45,000 reduction in benefit expense in 2007.  We estimate that we may incur costs of approximately $150,000 to $180,000 per month on research and development activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, our development schedule, and our progress.  Results of preclinical studies, clinical trials, regulatory decisions and competitive developments for our diagnostic programs may significantly influence the amount of our research and development expenditures.  In addition, if we incur clinical development costs of any diagnostic program, research and development spending will significantly increase.

General and administrative

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses.  General and administrative expenses for the year ended December 31, 2007 decreased 10% or $224,500 to $2,000,439 from $2,224,939 for the year ended December 31, 2006.  Below is a summary of our most significant general and administrative expenses:

			Increase
Expense	2007	2006	(Decrease)
Compensation, taxes and benefits	$753,513	$502,614	$250,899
Consulting	138,603	212,459	(73,856)
Professional fees	319,960	552,366	(232,406)
Rent, telephone and utilities	44,876	50,317	(5,441)
Stock option compensation expense	532,917	687,929	(155,012)
Other general and administrative expenses	210,570	219,254	(8,684)
Total General and Administrative Expenses	$2,000,439	$2,224,939	$(224,500)

This decrease in 2007 is primarily due to non-cash costs associated with expensing stock options and decreases in professional fees and consulting costs partially offset by an increase in compensation costs.  Beginning January 1, 2006, SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value.  Expense included in 2006 was $687,929 while it was $532,917 in 2007.  The expense in 2006 was greater due to larger grants in 2006, primarily to our new CEO and Chairman who was appointed in June 2006.  The decrease in professional fees is primarily related to costs incurred to retain an executive search firm to assist us in hiring Ellen R. Hoffing as President and CEO in August 2006, plus additional legal time spent on specific projects in 2006, including our stockholders’ meeting, numerous licensing agreements and SEC filings.  Consulting costs decreased in 2007 primarily due to a reduction in consulting projects and a reduction in PR expense.  In 2006, we contracted with a business development consultant and with operational review consultants for specific projects.  The increase in compensation expense is primarily due to the hiring of Ms. Hoffing in August 2006.  We estimate that we may incur costs of approximately $100,000 to $150,000 per month on general and administrative activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, SEC requirements, and our development schedule.

Other income and expense

Interest expense for the year ended December 31, 2007 was $12,159 due to non-cash amortization of debt discount related to the bridge loan.  Interest expense for the year ended December 31, 2006 was $218,740, primarily due to $189,707 non-cash amortization of debt discount and $29,000 accrued interest related to the bridge loan.    Interest income for the year ended December 31, 2007 increased 172% or $38,011, to $60,160 from $22,149 for the year ended December 31, 2006.  The increase is primarily due to higher average invested balances and a higher rate of return.

We currently do not hedge foreign exchange transaction exposures.  As of December 31, 2007, we do not have any assets and liabilities denominated in foreign currencies.

Net loss

We incurred a net loss of $2,528,363 for the year ended December 31, 2007 compared to a net loss of $4,289,327 for the year ended December 31, 2006.  The primary reasons for the $1,760,964 decrease in the net loss in 2007 were the $831,699 increase in revenues; the $381,607 decrease in stock based compensation expense; the $306,262 decrease in professional fees and consulting; and the $244,592 net decrease in interest expense/income.

Capital resources and liquidity

To date, we have raised equity and convertible debt financing and received research agreement revenues, collaboration revenues and grant revenues to fund our operations, and we expect to continue this practice to fund our ongoing operations.  Since inception, we have raised net proceeds of approximately $42.1 million from private equity and convertible debt financings.  We have also received approximately $3.9 million from research agreements, collaboration revenues and grant revenues.

    Our cash and cash equivalents were $2,960,141 and $1,433,250 at December 31, 2007 and 2006, respectively.  The increase in our cash balance is due to the $4.6 million in funds raised in 2007 less repayment of the $500,000 July 2006 bridge loan in January 2007 less the excess cash used in operations.

We used cash in operating activities of $2,565,860 for the year ended December 31, 2007 versus cash used in operating activities of $1,809,803 for the year ended December 31, 2006.  This increase primarily reflects the funds received from Eli Lilly and Company in December 2006 net of the increase in non-cash equity and interest expense in 2006.  Improved cash flow in 2007 due to funds received in financings allowed us to pay down liabilities during 2007.  Cash used in investing activities was negligible in 2007 and 2006.  Net cash provided by financing activities was $4,097,539 for the year ended December 31, 2007 versus net cash provided by financing activities of $1,581,299 for the year ended December 31, 2006.  This increase primarily reflects additional funds raised through sale of stock and exercise of warrants in 2007.  The bridge loan funds received in 2006, were repaid, plus accrued interest, in January 2007.

We have incurred recurring losses since our inception and expect to incur substantial additional research and development costs prior to reaching profitability.  We incurred research and development costs of $1,655,835 in 2007 and $1,889,413 in 2006, excluding non-cash costs related to accounting for stock options and other costs associated with the issuance of equity instruments.  Through 2007, virtually all of our research and development costs were internal costs and license costs which were not specifically allocated to any of our research and development projects.  Beginning in 2008, an increasing amount of our research and development costs are being specifically allocated to our research and development projects.  Through a restructuring, we eliminated a senior scientist position in November 2007.  The compensation that had been utilized for the senior scientist is now being allocated to direct R & D projects and working with outside companies and consultants to obtain specific expertise and technologies to assist us in advancing our programs.  We anticipate that our cash balances as of December 31, 2007, coupled with anticipated funds to be received from operations, will be sufficient to cover our planned research and development activities and general operating expenses through the first quarter 2009.  We will need additional funding prior to the end of the first quarter 2009 to cover operations.  If additional funding is not obtained, we will not be able to fund the costs of any programs in development.  This would have a material adverse effect on our operations and our prospects.

As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

We currently do not have sufficient resources to maintain operations and complete the development of our proposed research projects.  Therefore, we will need to raise substantial additional capital prior to the end of the first quarter 2009 to fund our operations.  We cannot be certain that any financing will be available when needed, or on terms acceptable to us.  If we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products and/or technologies that we believe may be beneficial to our business.  We may spend capital on:

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

The following table summarizes the timing of these future long term contractual obligations and commitments for the next five years ending December 31:

Contractual Obligations	2008 Year 1	2009 Year 2	2010 Year 3	2011 Year 4	2012 Year 5	Total
Operating Leases	$99,375	$99,375	$37,266	$-	$-	$236,016
Consulting Agreements with initial terms greater than one year	99,000	-	-	-	-	99,000
Commitments Under License Agreement with AECOM	500,000	500,000	500,000	500,000	500,000	2,500,000
Total Contractual Cash Obligations	$698,375	$599,375	$537,266	$500,000	$500,000	$2,835,016

We are obligated to continue to pay AECOM $500,000 for each year in which the Agreements are still in effect.  In addition, we are obligated to pay AECOM a percentage of all revenues we receive from selling and/or licensing aspects of the AD technology licensed under the Agreements that exceeds the minimum obligations reflected in the annual license maintenance payments.

Recently issued accounting pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in its tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. Upon adoption, there were no unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity.

In February 2007, the FASB Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the effect that SFAS 159 will have on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”).  This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  We do not believe that the adoption of SFAS 160 will have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”).  While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination:  1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and 3) determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008.  We do not believe that the adoption of SFAS 141 (Revised 2007) will have a material effect on our results of operations or financial position.

ITEM 7.	FINANCIAL STATEMENTS

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)

FINANCIAL STATEMENTS

Contents

Page
Report of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheets as of December 31, 2007 and 2006	36
Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006, and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2007	37
Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2007, and 2006, and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2007	38-40
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, and 2006, and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2007	41-42
Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, and 2006, and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2007	43-61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors
Applied NeuroSolutions, Inc.
Vernon Hills, Illinois

We have audited the accompanying consolidated balance sheets of Applied NeuroSolutions, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity/(deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied NeuroSolutions, Inc. (a development stage company) as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Virchow, Krause & Company, LLP

Chicago, Illinois
February 21, 2008

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2007	2006
Assets Current assets:
Cash	$2,960,141	$1,433,250
Accounts receivable	-	250,000
Prepaids and other current assets	73,615	94,649
Total current assets	3,033,756	1,777,899

Property and equipment:
Equipment and leaseholds	2,167,515	2,162,727
Accumulated depreciation and amortization	(2,140,321)	(2,124,464)
Net property and equipment	27,194	38,263

Other assets:
Prepaids	20,124	42,889
Deposits	8,641	15,072
Total other assets	28,765	57,961
Total assets	$3,089,715	$1,874,123
Liabilities and Stockholders’ Equity / (Deficit)
Current liabilities:
Accounts payable	$74,170	$270,698
Bridge loan	-	500,000
Bridge loan, discount on debt	-	(11,159)
Deferred revenues, current portion	333,333	583,333
Accrued collaborator fees	-	70,000
Accrued consultant fees	4,800	37,000
Accrued wages	120,000	56,756
Accrued vacation wages	39,060	92,671
Accrued 401k match	53,672	30,506
Accrued interest	-	29,000
Other accrued expenses	28,797	51,616
Total current liabilities	653,832	1,710,421
Long term liabilities:
Deferred revenues, net of current portion	301,399	634,733
Stockholders' equity / (deficit):
Preferred stock, par value $0.0025: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.0025; 200,000,000 shares authorized; 130,217,808 shares issued and outstanding	325,547	246,025
Treasury stock, 23,294 shares, at cost	(10,614)	(10,614)
Additional paid in capital	49,850,566	44,796,210
Deficit accumulated during the development stage	(48,031,015)	(45,502,652)
Total stockholders' equity / (deficit)	2,134,484	(471,031)
Total liabilities and stockholders' equity / (deficit)	$3,089,715	$1,874,123
See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period from March 14, 1992 (inception) to December 31,
	2007	2006	2007
			(unaudited)
Research agreement revenues	$250,000	$219,700	$1,702,700
Collaboration revenues	833,333	31,934	865,267
Grant revenues	-	-	669,022
Total revenues	1,083,333	251,634	3,236,989

Operating expenses:
Research and development	1,659,258	2,119,431	31,040,668
General and administrative	2,000,439	2,224,939	16,454,340
Loss on impairment of intangible assets	-	-	411,016
Loss on writedown of leasehold improvements	-	-	1,406,057
Total operating expenses	3,659,697	4,344,370	49,312,081

Operating loss	(2,576,364)	(4,092,736)	(46,075,092)

Other (income) expense:
Interest expense	12,159	218,740	716,344
Interest income	(60,160)	(22,149)	(878,515)
Amortization of debt discount	-	-	272,837
Beneficial conversion of debt to equity	-	-	274,072
Inducement to convert debt to equity	-	-	1,631,107
Cost of fund raising activities	-	-	62,582
Loss on extinguishments of debt	-	-	4,707,939
Gain on derivative instruments, net	-	-	(4,894,163)
Net other (income) expense	-	-	63,720
Total other (income) expense	(48,001)	196,591	1,955,923

Net loss	(2,528,363)	(4,289,327)	(48,031,015)

Less: Deemed dividend to common stockholders	(391,312)	-	(391,312)

Less: Fair value of induced preferred stock conversion	-	-	(1,866,620)
Net loss attributable to common stockholders	$(2,919,675)	$(4,289,327)	$(50,288,947)

Basic and diluted loss per common share:
Net loss attributable to common stockholders per share – basic	$(0.03)	$(0.04)	$(1.51)
Weighted average shares outstanding	113,325,596	95,371,726	33,287,402

See accompanying notes to consolidated financial statements

APPLIED NEUROSOLUTIONS, INC.

 (a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT)

FOR THE PERIOD FROM MARCH 14, 1992 (INCEPTION) TO DECEMBER 31, 2007

	Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Issuance of Common Stock	372,682	$932	$-	$(332)	$-	$600
Net loss	-	-	-	-	(922,746)	(922,746)
Balance at December 31, 1992	372,682	932	-	(332)	(922,746)	(922,146)
Issuance of Common Stock	434,793	1,087	-	(387)	-	700
Issuance of Preferred Stock, subsequently converted to Common Stock	165,936	415	-	1,201,750	-	1,202,165
Issuance of Preferred Stock, subsequently converted to Common Stock	762,066	1,905	-	5,640,172	-	5,642,077
Issuance of Common Stock upon conversion of note and accrued interest	368,322	921	-	2,964,005	-	2,964,926
Net loss	-	-	-	-	(4,875,845)	(4,875,845)
Balance at December 31, 1993	2,103,799	5,260	-	9,805,208	(5,798,591)	4,011,877
Issuance of Preferred Stock, subsequently converted to Common Stock	533,020	1,333	-	4,006,404	-	4,007,737
Retirement of Common Stock	(1,887)	(5)	-	(13,663)	-	(13,668)
Net loss	-	-	-	-	(6,154,275)	(6,154,275)
Balance at December 31, 1994	2,634,932	6,588	-	13,797,949	(11,952,866)	1,851,671
Issuance of Preferred Stock, subsequently converted to Common Stock	493,801	1,235	-	748,765	-	750,000
Issuance of Preferred Stock upon conversion of bridge loan and accrued interest, subsequently converted to Common Stock	689,179	1,723	-	1,005,840	-	1,007,563
Net loss	-	-	-	-	(2,191,159)	(2,191,159)
Balance at December 31, 1995	3,817,912	9,546	-	15,552,554	(14,144,025)	1,418,075
Issuance of Preferred Stock, subsequently converted to Common Stock	4,957,145	12,393	-	6,864,881	-	6,877,274
Issuance of Common Stock	31,802	80	-	96,524	-	96,604
Net loss	-	-	-	-	(2,591,939)	(2,591,939)
Balance at December 31, 1996	8,806,859	22,019	-	22,513,959	(16,735,964)	5,800,014
Issuance of Common Stock in connection with acquisition of intangible assets	131,682	329	-	399,671	-	400,000
Net loss	-	-	-	-	(2,040,092)	(2,040,092)
Balance at December 31, 1997	8,938,541	22,348	-	22,913,630	(18,776,056)	4,159,922
Net loss	-	-	-	-	(2,549,920)	(2,549,920)
Balance at December 31, 1998	8,938,541	22,348	-	22,913,630	(21,325,976)	1,610,002
Net loss	-	-	-	-	(1,692,356)	(1,692,356)
Balance at December 31, 1999	8,938,541	22,348	-	22,913,630	(23,018,332)	(82,354)
Issuance of Preferred Stock, subsequently converted to Common Stock	1,466,495	3,666	-	983,614	-	987,280
Issuance of warrants to purchase shares of Common Stock	-	-	-	83,406	-	83,406

	Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Extension of warrants to purchase shares of Common Stock	-	-	-	154,685	-	154,685
Stock options granted to non-employees	-	-	-	315,976	-	315,976
Net loss	-	-	-	-	(2,395,538)	(2,395,538)
Balance at December 31, 2000	10,405,036	26,014	-	24,451,311	(25,413,870)	(936,545)
Issuance of Common Stock upon conversion of bridge loans/accrd. int	4,474,649	11,185	-	2,027,696	-	2,038,881
Issuance of Common Stock	580,726	1,452	-	211,048	-	212,500
Stock options granted to non-employees	-	-	-	77,344	-	77,344
Issuance of warrants to purchase shares of Common Stock	-	-	-	27,367	-	27,367
Options reissued to adjust exercise term	-	-	-	64,033	-	64,033
Beneficial conversion feature of convertible debt	-	-	-	229,799	-	229,799
Induced conversion of convertible debt	-	-	-	1,631,107	-	1,631,107
Net loss	-	-	-	-	(4,146,913)	(4,146,913)
Balance at December 31, 2001	15,460,411	38,651	-	28,719,705	(29,560,783)	(802,427)
Issuance of Common Stock upon conversion of bridge loans, accrued interest, other payables and as payment for services	7,201,971	18,005	-	1,792,878	-	1,810,883
Issuance of Common Stock upon conversion of warrants	156,859	392	-	35,536	-	35,928
Stock options granted to non-employees	-	-	-	6,136	-	6,136
Repurchase of Common Stock	(23,294)	(58)	(10,614)	58	-	(10,614)
Merger between the Company and Molecular Geriatrics Corporation	24,905,151	62,263	-	(62,263)	-	-
Issuance of warrants to purchase shares of Common Stock	-	-	-	159,934	-	159,934
Net loss	-	-	-	-	(2,929,955)	(2,929,955)
Balance at December 31, 2002	47,701,098	119,253	(10,614)	30,651,984	(32,490,738)	(1,730,115)
Variable accounting for stock options	-	-	-	604,100	-	604,100
Stock options granted to non-employees	-	-	-	80,975	-	80,975
Issuance of warrants to purchase shares of common stock	-	-	-	193,130	-	193,130
Net loss	-	-	-	-	(3,301,420)	(3,301,420)
Balance at December 31, 2003	47,701,098	119,253	(10,614)	31,530,189	(35,792,158)	(4,153,330)
Issuance of units in private placement	32,000,000	80,000	-	1,483,066	-	1,563,066
Issuance of placement agent warrants	-	-	-	875,407	-	875,407
Issuance of units upon conversion of bridge loans	10,440,714	26,102	-	7,292,016	-	7,318,118
Issuance of common stock for services	200,000	500	-	64,500	-	65,000
Issuance of units for services	400,000	1,000	-	268,426	-	269,426
Issuance of warrants to purchase shares of common stock	-	-	-	124,775	-	124,775
Variable accounting for stock options	-	-	-	1,535	-	1,535
Net loss	-	-	-	-	(2,800,526)	(2,800,526)
Balance at December 31, 2004	90,741,812	226,855	(10,614)	41,639,914	(38,592,684)	3,263,471
Issuance of stock upon exercise of warrants	3,755,772	9,389	-	667,745	-	677,134

	Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Issuance of stock options to purchase shares of common stock	-	-	-	77,057	-	77,057
Variable accounting for stock options	-	-	-	219,952	-	219,952
Net loss	-	-	-	-	(2,620,641)	(2,620,641)
Balance at December 31, 2005	94,497,584	236,244	(10,614)	42,604,668	(41,213,325)	1,616,973
Issuance of stock upon conversion of warrants	2,014,195	5,036	-	438,419	-	443,455
Issuance of stock upon conversion of stock options	510,206	1,275	-	75,256	-	76,531
Issuance of stock	1,387,916	3,470	-	559,054	-	562,524
Non cash compensation for options FAS123R	-	-	-	720,322	-	720,322
Issuance of warrants to purchase shares of common stock	-	-	-	200,866	-	200,866
Non cash unrecognized compensation for options granted and cancelled	-	-	-	197,625	-	197,625
Net loss	-	-	-	-	(4,289,327)	(4,289,327)
Balance at December 31, 2006	98,409,901	246,025	(10,614)	44,796,210	(45,502,652)	(471,031)
Issuance of stock upon conversion of warrants	10,167,305	25,420	-	1,672,119	-	1,697,539
Issuance of stock	21,640,602	54,102	-	2,845,898	-	2,900,000
Non cash compensation for options FAS123R	-	-	-	496,848	-	496,848
Issuance of warrants to purchase shares of common stock	-	-	-	39,491	-	39,491
Net loss	-	-	-	-	(2,528,363)	(2,528,363)
Balance at December 31, 2007	130,217,808	$325,547	$(10,614)	$49,850,566	$(48,031,015)	$2,134,484

See accompanying notes to consolidated financial statements

APPLIED NEUROSOLUTIONS, INC.

 (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from March 14, 1992 (inception) to December 31,
	2007	2006	2007
			(unaudited)
Cash flows from operating activities:
Net loss	$(2,528,363)	$(4,289,327)	$(48,031,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,857	24,933	2,625,414
Non-cash expense for equity compensation	-	-	2,379,241
Non-cash expense for equity compensation to employees and directors	536,340	917,947	2,583,668
Non-cash interest expense	11,159	218,707	334,912
Amortization of deferred financing costscosts	-	-	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishments of debt	-	-	4,707,939
Non-cash income for gain on derivative instrument, net	-	-	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold Improvements	-	-	1,406,057
Loss on impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	-	62,582
Changes in assets and liabilities:
Accounts receivable	250,000	(203,420)	203,290
Prepaids and other assets	50,230	13,731	(87,662)
Accounts payable	(196,528)	167,251	170,774
Deferred research agreement revenues	(583,334)	1,123,866	634,732
Accrued wages	63,244	56,756	120,000
Accrued collaborator payments	(70,000)	70,000	-
Accrued consultant fees	(32,200)	18,100	29,800
Accrued vacation wages	(53,611)	27,360	39,060
Other accrued expenses	(28,654)	44,293	205,618
Net cash used in operating activities	(2,565,860)	(1,809,803)	(34,753,996)

Cash flows from investing activities:
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	(4,788)	(1,986)	(4,044,528)
Net cash used in investing activitiesActivities	(4,788)	(1,986)	(4,384,357)

	Year Ended December 31,		Period from March 14, 1992 (inception) to December 31,
	2007	2006	2007
Cash flows from financing activities:			(unaudited)
Proceeds from issuance of Preferred Stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	2,900,000	562,524	22,433,555
Proceeds from exercise of warrants	1,697,539	443,455	2,818,128
Proceeds from exercise of stock options	-	76,531	76,531
Proceeds from issuance of (repayments of) debt	(500,000)	500,000	-
Deferred financing costs incurred	-	-	(111,000)
Advances from (repayments to) director and shareholders	-	-	120,000
Principal payments under capital lease	-	(1,211)	(11,766)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement penalties	-	-	(84,000)
Payments to repurchase Common Stock	-	-	(10,614)
Payments received on employee stock purchase notes receivable	-	-	235,610
Net cash provided by financing activities	4,097,539	1,581,299	42,098,494

Net increase (decrease) in cash	1,526,891	(230,490)	2,960,141

Cash beginning of period	1,433,250	1,663,740	-

Cash end of period	$2,960,141	$1,433,250	$2,960,141

Supplemental cash flow information:
Cash paid for interest	$30,000	$33	$72,090

Supplemental disclosure of non-cash investing and financing activities:

Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired for account payable	$-	$-	$31,649
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$-	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$-	$136,188
See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.

 (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Summary of Significant Accounting Policies

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

(c)           Going Concern

The Company has experienced losses since inception in addition to incurring cash outflows from operating activities for the last two years as well as since inception.  The Company expects to incur substantial additional research and development costs and future losses prior to reaching profitability.  These matters have raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.  The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations.  In the opinion of management, the Company anticipates cash balances as of December 31, 2007, coupled with annual R & D support from Eli Lilly and Company, will be sufficient to fund operations through the first quarter 2009.  The Company will need additional funding prior to the end of the first quarter 2009 in order to continue its research, product development and operations.  If additional funding is not obtained, the Company will not be able to fund any of its programs, and the Company will possibly discontinue all its product development and/or operations.  Management is currently evaluating its options to maximize the value of the Company’s diagnostic technology, including evaluating partnering and licensing opportunities.  The Company intends to seek such additional funding through private and/or public financing, through exercise of currently outstanding stock options and warrants or through collaborative or other arrangements with partners, however, there is no assurance that additional funding will be available for the Company to finance its operations on acceptable terms, or at all.  This would have a material adverse effect on the Company’s operations and prospects.

(d)           Cash

The Company maintains cash at financial institutions from time to time in excess of the Federal Depository Insurance Corporation (FDIC) insured limit.

(e)           Revenue Recognition

The Company generates revenues from research agreements, collaborations and grants and recognizes these revenues when earned.  Grant revenues represent funds received from certain government agencies for costs expended to further research on the subject of the grant.  In accordance with Emerging Issues Task Force (EITF) 00-21 “Revenue Arrangements with Multiple Deliverables”, for arrangements that contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet all of the following:  a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller.  Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit.  Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”.

(f)           Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost.  Depreciation of equipment is calculated using accelerated methods over their useful lives, approximating five to seven years.  Amortization of leasehold improvements is provided on the straight-line method over the lesser of the asset’s useful life or the lease term.

(g)           Research and Development

All research and development costs are expensed as incurred and include salaries of, and expenses related to, employees and consultants who conduct research and development.  The Company has entered into arrangements whereby the Company will obtain research reimbursements in the form of funds received to partially reimburse the Company for costs expended.  For the years ended December 31, 2007 and 2006, the Company has recorded reimbursements of  $-0- and $32,875 against research and development expenses, respectively.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in its tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. Upon adoption, there were no unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity.

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

The weighted average estimated fair value of the options granted in 2007 and 2006 was $0.08 and $0.11, respectively, based on the Black-Scholes valuation model using the following assumptions:

	2007	2006

Risk-free interest rate, average	4.81%	4.99%
Dividend	0.00%	0.00%
Expected volatility	75.00%	75.00%
Expected life in years, average	3	3

From time to time, the Company has issued equity awards to non-employees.  In these instances, the Company applies the provisions of SFAS No. 123 and EITF No. 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services which results in the recognition of expense related to these awards over the vesting or service period of an amount equal to the estimated fair value of these awards at their respective measurement dates (see Note 6).

(j)           Restricted Shares

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. During 2007 and 2006 the Company granted 526,316 and 400,000 restricted shares, respectively, to its CEO based on the terms of her employment. The restricted shares are valued based on the closing price on the date of grant and vest over a three-year period based on the continuation of employment.

(k)           Use of Estimates

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

      (l)           Computation of Net Loss Attributable to Common Stockholder per Share

Net loss attributable to common stockholder per share is computed based upon the weighted average number of common shares of outstanding during the period as if the exchange of common shares in the merger between the Company and MGC was in effect at the beginning of all periods presented.

For each period, net loss attributable to common stockholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants and convertible investor bridge loans excluded from the computation because their effect is anti-dilutive.  The Company had 19,242,347 stock options and 44,418,453 warrants outstanding to issue common stock at December 31, 2007.  The Company had 20,452,531 stock options and 48,071,472 warrants outstanding to issue common stock at December 31, 2006.

(m)           Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, loans payable, and other accrued expenses.  The carrying value of these financial instruments approximates their fair values due to the nature and short-term maturity of these instruments.

(n)           Recent Accounting Pronouncements

In February 2007, the FASB Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the effect that SFAS 159 will have on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”).  This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  We do not believe that the adoption of SFAS 160 will have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”).  While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination:  1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and 3) determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008.  We do not believe that the adoption of SFAS 141 (Revised 2007) will have a material effect on our results of operations or financial position.

Note 2 – Collaboration Agreement with Eli Lilly and Company

In November 2006, the Company entered into an agreement with Eli Lilly and Company (“Lilly”) to develop therapeutics to treat AD.  Pursuant to the terms of the agreement, the Company received $2 million in cash, including an equity investment of $500,000, from Lilly, plus it will receive annual research and development support for the duration of the collaboration agreement.  In addition, Lilly will, based on the achievement of certain defined milestones, provide the Company over time with up to $20 million in milestone payments for advancing the Company’s proprietary target to a therapeutic compound.  The collaboration has also made progress on other targets that are part of the collaboration that could provide milestone payments to the Company over time of up to $10 million for advancing each of these other targets to a therapeutic compound.  There is no limit to the number of targets that the Company could receive milestone payments from Lilly.  There are no assurances that any milestones will be met.  Royalties are to be paid to the Company for AD drug compounds brought to market that result from the collaboration.  There is no limit on the number of drug compounds for which royalty payments may be due to the Company.  Lilly received the exclusive worldwide rights to the intellectual property related to the Company’s expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from the collaboration.  The Company recorded $1 million received in 2006 as deferred revenues and is amortizing the deferral over 36 months.  Included in collaboration revenues for 2007 and 2006 is an amortization of these deferred revenues of $333,333 and $31,934, respectively.  Also included in collaboration revenues in 2007 is $500,000 received as research and development support.  In addition, $66,173 of legal fees directly associated with the agreement are included in prepaid assets and are being amortized over 36 months.

Note 3  -  Property and Equipment

Property and equipment consist of the following:

	December 31,2007	December 31, 2006

Equipment	$ 2,071,136	$ 2,066,348
Equipment held under capital lease	11,766	11,766
Leasehold improvements	84,613	84,613
	2,167,515	2,162,727
Less accumulated depreciation and Amortization	(2,140,321)	(2,124,464)

	$ 27,194	$ 38,263

Depreciation and amortization expense amounted to $15,857 and $24,933 for the years ended December 31, 2007 and 2006, respectively.

Note 4  -  Warrants

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

The Company issued 1,250,000 warrants to a board member and a non-employee in September 2003, in lieu of compensation, for fundraising.  Compensation expense related to the issuance of these warrants was $119,053 in 2003.  These warrants have an exercise price of $0.15 per share, and expire in September 2008.

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

The Company issued 300,000 warrants to a consultant in May 2007, as part  of compensation paid to the consultant, for investor relations and business consulting services and included the value of such warrants, $39,491, in general and administrative expenses for the year ended December 31, 2007.  These warrants have an exercise price of $0.305 per share, and expire in May 2012.

The Company issued 6,214,286 warrants to the investor in the September 2007 offering.  These warrants have an exercise price of $0.19 per share, and expire in September 2012.

In 2007, 10,167,305 warrants were exercised.  Net proceeds of $1,697,539 were received by the Company (at an average exercise price of $0.17 per warrant).

As of December 31, 2007, the Company has reserved 44,418,453 shares of Common Stock for the exercise and conversion of the warrants described above.

A summary of the status of, and changes in, the Company’s warrants as of and for the years ended December 31, 2007 and 2006, is presented below for all warrants issued:

	2007		2006
	Warrants	Weighted- Average-Exercise Price	Warrants	Weighted- Average-Exercise Price
Outstanding at beginning of year	48,071,472	$0.29	49,164,642	$0.29
Granted	6,514,286	0.20	922,500	0.0025
Exercised	10,167,305	0.17	2,014,195	0.22
Forfeited	-	-	1,475	0.15
Outstanding at end of year	44,418,453	$0.27	48,071,472	$0.29

The weighted-average remaining contractual life of the warrants outstanding as of December 31, 2007 is 1.7 years.

Note 5  -  Stockholders' Equity

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

In conjunction with the Merger, each outstanding share of MGC Common Stock was exchanged for .658394 shares of APNS Common Stock and each outstanding MGC warrant and stock option was exchanged for ..658394 APNS warrant and stock option.

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

In August 2006, the Company issued 400,000 shares of restricted common stock to the Company’s President and CEO under terms of her employment.  These restricted shares vest over a three-year period.  Expense of $45,804 and $19,100 was included in general and administrative expense in 2007 and 2006, respectively.

In October 2006, the Company issued 271,845 shares of common stock to a consultant, as part of the compensation to the consultant, for executive search services.  Expense of $62,524 was included in general and administrative expenses.

In November 2006, the Company sold 1,116,071 shares of common stock to Eli Lilly and Company for $500,000 (see Note 2).

During 2006, the Company issued 2,014,195 shares of common stock to warrant holders upon exercise of warrants.

During 2006, the Company issued 510,206 shares of common stock to option holders upon exercise of options.

In September 2007, the Company sold 20,714,286 shares of common stock, along with 6,214,286 warrants to purchase shares of common stock) to an investor in the September 2007 Placement for $2,900,000.

During 2007, the Company issued 10,167,305 shares of common stock to warrant holders upon exercise of warrants.

In December 2007, the Company issued 526,316 shares of restricted common stock to the Company’s President and CEO under terms of her employment.  These restricted shares vest over a three-year period.  Expense of $20,761 was included in general and administrative expense in 2007.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, either voluntary or involuntary, the holders of Preferred Stock are entitled to receive a liquidation preference, adjusted for combinations, consolidations, stock splits or certain issuances of Common Stock.  After payment has been made to the holders of Preferred Stock of the full amounts to which they shall be entitled, the holders of the Common Stock shall be entitled to receive ratably, on a per share basis, the remaining assets.  As of December 31, 2007, no Preferred Stock is outstanding.  The Company has reserved 44,418,453 shares of Common Stock for the exercise and conversion warrants, and 19,242,347 shares of Common Stock for the exercise and conversion of stock options.

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

In January 2006, 94,041 options were exercised at an average exercise price of $0.l5 and 676,674 options with exercise prices ranging from $0.15 to $5.30 expired, unexercised.  In May 2006, 42,796 options with an exercise price of $0.15 expired, unexercised.

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

On June 27, 2006, the Board of Directors approved a grant of 600,000 stock options to independent directors or the Company.

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

On October 23, 2007, the Board of Directors approved a grant of 300,000 stock options to a new outside director of the Company.

During 2007, 176,851 stock options expired, unexercised.

On December 7, 2007, the Company’s Chairman stepped down, remaining as a Director, and offered to return to the Company 1,333,333 unvested stock options.  These options were cancelled and the underlying shares are available for future issuance by the Company.

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

As of December 31, 2007, the Company had 10,575,680 outstanding stock options granted under its 2003 stock option plan and had 8,666,667 outstanding stock options granted outside the 2003 stock option plan.  As of December 31, 2007 there was approximately $340,320 of total unrecognized non-cash compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted-average period of 1.89 years.

As of December 31, 2007, 19,242,347 options were outstanding (15,528,374 were fully vested and exercisable) at prices ranging from $0.15 to $2.00 per share.

A summary of the status of, and changes in, the Company’s stock options as of and for the years ended December 31, 2007 and 2006, is presented below for all stock options issued to employees, directors and non-employees:

	2007		2006
	Options	Weighted- Average-Exercise Price	Options	Weighted- Average-Exercise Price
Outstanding at beginning of year	20,452,531	$0.20	14,384,772	$0.22
Granted	300,000	0.19	10,900,000	0.22
Voted against at annual stockholders meeting	-	-	3,602,565	0.29
Exercised	-	-	510,206	0.15
Forfeited	1,510,184	0.21	719,470	0.55
Outstanding at end of year	19,242,347	$0.19	20,452,531	$0.20
Options exercisable at end of year	15,528,374	$0.18	11,746,246	$0.17

    The intrinsic value of options outstanding and options exercisable at December 31, 2007 was $0 and $0, respectively.  No options were exercised during 2007.  The intrinsic value at December 31, 2007 of options expected to vest was $0.

Stock Options as of December 31, 2007
Exercise Price	Number Outstanding at December 31, 2007	Weighted-Average Remaining Contractual Life	Number Exercisable at December 31, 2007
$0.15	8,650,127	4.3 years	8,650,127
0.17	75,000	6.8 years	75,000
0.19	300,000	9.8 years	200,000
0.20	3,166,667	8.5 years	3,166,667
0.23	6,000,000	8.7 years	2,666,670
0.275	300,000	8.7 years	250,000
0.285	722,571	7.3 years	541,928
1.50	14,814	3.1 years	14,814
2.00	13,168	0.3 years	13,168
	19,242,347		15,528,374

Note 7  -  Employee Savings Plan

The Company sponsors a defined contribution benefit plan (the “Savings Plan”) which qualifies under Section 401(k) of the Internal Revenue Code.  The Savings Plan covers all eligible employees who are at least eighteen years of age and have completed six months of service with the Company.  Employee contributions to the Savings Plan are based on percentages of employee compensation plus a discretionary matching contribution by the Company.  Vesting in the Company’s contributions is based on length of service over a five-year period.  The Company amended the Savings Plan, effective January 1, 2001, to increase the Company match from 50% to 100% of the first 5% of an employee’s deferral, subject to certain limitations.  Contributions by the Company for the years ended December 31, 2007 and 2006 were $53,672 and $42,506, respectively.

Note 8  -  Income Taxes

No Federal or state income taxes have been provided for in the accompanying consolidated financial statements because of net operating losses incurred to date and the establishment of a valuation allowance equal to the amount of the Company's deferred tax assets.  At December 31, 2007, the Company has net operating loss and research and development credit carry-forwards for Federal income tax purposes of approximately $39,800,000 and $1,025,000, respectively.  These carry-forwards expire between 2008 and 2027.  In 2007, net operating loss carry-forwards of $892,112 expired and research and development credit carry-forwards of $23,863 expired.  Changes in the Company's ownership may cause annual limitations on the amount of loss and credit carry-forwards that can be utilized to offset income in the future.  Net operating loss and research and development credit carry-forwards, as of December 31, 2007, expiring over the next five years are as follows:

Year Expiring	Net Operating Loss	Research and Development Credit
2008	$4,655,901	$121,653
2009	6,039,518	208,148
2010	2,100,609	31,522
2011	2,003,368	21,454
2012	2,398,264	51,237
Total	$17,197,660	$434,014

The net deferred tax assets as of December 31, 2007 and 2006 are summarized as follows:

	December 31, 2007	December 31, 2006

Deferred tax assets:

Depreciation	$170,000	$190,000
Net operating loss carry-forwards	15,900,000	15,500,000
Tax credit carry-forwards	1,025,000	970,000
	17,095,000	16,660,000
Valuation allowance	(17,095,000)	(16,660,000)
Net deferred income taxes	$-	$-

The net change in the valuation allowance during 2007, after taking into account expiring net operating loss and research and development credit carry-forwards, was an increase of $435,000.  The net change in the valuation allowance during 2006 was an increase of $1,360,000.

Note 9  -  Commitments and Contingencies

Operating Lease
The Company operates out of a laboratory and office facility in Vernon Hills, Illinois.  The original lease term was for sixty-three months through May 14, 2002 and included a renewal option for two additional five-year periods.  In May 2002, the lease was extended for a five-year period, through May 14, 2007.  In April 2007, the lease was extended for a three-year period, through May 14, 2010.

Future minimum lease payments as of December 31, 2007, under the terms of the operating lease for the facility in Vernon Hills, Illinois are as follows:

Year ending December 31,	Amount

2008	$99,375
2009	99,375
2010	37,266

Rental expense, including allocated operating costs and taxes, was $120,038 and $125,995 for the years ended December 31, 2007 and 2006, respectively.

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

    Total expense for these outside research, collaboration and license agreements, included in research and development expenses, was $505,000 and $450,000 for the years ended December 31, 2007 and 2006, respectively.

The Company has a consulting agreement with Dr. Peter Davies, its founding scientist, which has been renewed through November 2008, but in some instances, may be terminated at an earlier date by the Company and the consultant.  Expense for the consulting agreement, included in research and development expenses, was $108,000 and $108,000 for the years ended December 31, 2007 and 2006, respectively.

Future minimum payments, as of December 31, 2007, under the above agreements are as follows:

Year ending December 31,	Collaborations	Consulting

2008	$500,000	$99,000
2009	500,000	-
2010	500,000	-
2011	500,000	-
2012	500,000	-
Total	$2,500,000	$99,000

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

Employment Agreement
Under the terms of her employment agreement, Ellen R. Hoffing, the President and CEO, receives a minimum base salary of $300,000 per year, plus a bonus of up to 40% of Ms. Hoffing’s base salary upon attainment of performance objectives established by the Company’s Board of Directors and acceptable to Ms. Hoffing.  On August 29, 2006, the Company granted Ms. Hoffing a stock option to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.23 (which was the closing price of the common stock on the over-the-counter market on the date of grant).  The option vests as to 1,000,000 shares of common stock on the sixth month anniversary of the grant, and then will vest as to an additional 166,667 shares for each month thereafter until the option is vested in full (which will be on the third anniversary of the date of grant).  On August 29, 2006, the Company also granted Ms. Hoffing 400,000 shares of restricted stock ($100,000 at $0.25 per share, which was the high price of the common stock on the over-the-counter market on the date of the grant), which vests as to 133,334 shares on the first anniversary of the date of grant and 133,333 shares on the second and third anniversaries of the date of grant.  On October 23, 2007, the Company granted Ms. Hoffing 526,316 shares of restricted stock ($100,000 at $0.19, which was the closing price of the common stock on the over-the-counter market on  the date of the grant), which vests as to 175,439 shares on August 29, 2008 and 2009 and 175,438 shares on August 29, 2010.  In addition, Ms. Hoffing will receive $100,000 worth of shares of restricted stock on her two-year anniversary with the Company (August 29, 2008).  If Ms. Hoffing’s employment is terminated by the Company without cause, she is entitled to her base salary and benefits for a period of 12 months after such termination, and the portion of her options and restricted stock that would have vested during the 12 months following such termination will immediately vest.  If Ms. Hoffing’s employment is terminated upon or in connection with a change of control of the Company, then Ms. Hoffing will be paid the equivalent of one year’s base salary and benefits and any unvested shares of restricted stock and stock options will immediately vest in full upon such change in control.

    Prior Employment Agreements

David Ellison, the Chief Financial Officer and Corporate Secretary, was employed pursuant to an agreement through October 31, 2007 that provided for a minimum base salary of $174,000 per year, with an annual cost of living increase.  Mr. Ellison had not received an increase in his base salary since April 2005.  Included in general and administrative expense is $8,672 and $4,529 for 2007 and 2006, respectively, representing his earned cost of living increase from April 2006 to October 2007.  Mr. Ellison’s agreement also provided a minimum monthly non-accountable allowance of $300 for automobile and cell phone expenses.  This allowance was increased to $400 per month in April 2005.  In July 2007, the Company gave Mr. Ellison timely notice that his employment agreement was not being renewed.  On October 31, 2007, the Company paid Mr. Ellison $13,201, representing his earned, but unpaid, cost of living increase for the period April 2006 through October 2007.  Since November 1, 2007, Mr. Ellison has continued in his current position with the Company as an at-will employee with an annual base salary of $205,000.

John F. DeBernardis, Ph.D., the Chief Scientific Officer, was employed pursuant to an agreement through October 31, 2007 that provided for a minimum base salary of $282,000 per year, with an annual cost of living increase.  Dr. DeBernardis had not received an increase in his base salary since April 2005.  Included in research and development expense is $14,026 and $7,326 for 2007 and 2006, respectively, representing his earned cost of living increase from April 2006 to October 2007.  Dr. DeBernardis’s agreement also provided a minimum monthly non-accountable allowance of $1,000 for automobile and cell phone expenses.  This allowance was increased to $1,150 per month in April 2005.  In addition, the Company also provided Dr. DeBernardis, at the Company’s expense, a term life insurance policy in the amount of $600,000.  This term life insurance policy was cancelled in April 2007.  In July 2007, the Company gave Dr. DeBernardis timely notice that his employment agreement was not being renewed.  On October 31, 2007, the Company paid Dr. DeBernardis $21,352, representing his earned, but unpaid, cost of living increase for the period April 2006 through October 2007.  Since November 1, 2007, Dr. DeBernardis has continued in his current position with the Company as an at-will employee with an annual base salary of $185,000.

Daniel J. Kerkman, Ph.D., the Company’s former Vice President of Research and Development, was employed pursuant to an agreement through October 31, 2007 that provided for a minimum base salary of $189,000 per year, with an annual cost of living increase.  Dr. Kerkman had not received an increase in his base salary since April 2005.  Included in research and development expense is $9,382 and $4,901 for 2007 and 2006, respectively, representing his earned cost of living increase from April 2006 to October 2007.  Dr. Kerkman’s agreement also provided a minimum monthly non-accountable allowance of $300 for automobile and cell phone expenses.  This allowance was increased to $400 per month in April 2005.  In July 2007, the Company gave Dr. Kerkman timely notice that his employment agreement was not being renewed.  On October 31, 2007, the Company paid Dr. Kerkman $14,283, representing his earned, but unpaid, cost of living increase for the period April 2006 through October 2007.  Dr. Kerkman’s position was eliminated and his employment ended on October 31, 2007.  Dr. Kerkman received $8,803 in severance in December 2007.  The resources that had been deployed for Dr. Kerkman’s compensation are now being allocated to direct R & D projects and working with outside companies and consultants to access specific expertise and technologies to assist us in advancing our programs.

    Contingencies
The Company does not maintain any product liability insurance for products in development.  The Company believes that even if product liability insurance were obtained, there is no assurance that such insurance would be sufficient to cover any claims.  The Company is unaware of any product liability claims.

The ability to develop the Company’s technologies and to commercialize products will depend on avoiding patents of others.  While the Company is aware of patents issued to competitors, as of December 31, 2007, the Company was not aware of any claim of patent infringement against it.

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

Note 10 – Bridge Funding

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

Pursuant to FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP”), which addresses an issuer’s accounting for registration payment arrangements, the Company concluded that no obligation should be recorded related to the registration rights for the warrants issued.  "

The Company accounted for the warrants issued based on guidance from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force (“EITF”) No. 00-19. Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own stock.  Accordingly, the warrants are classified as equity.

The Company allocated the proceeds from the Bridge Funding of $500,000 between the debt and the warrants based upon the fair value of the debt and warrants at the transaction date.  The warrants were valued using the Black-Scholes pricing model.  This resulted in an increase in additional paid-in capital at the transaction date related to the warrants in the amount of $200,866.  The carrying value of the debt was reduced by the $200,866 and the discount was amortized over the life of the loan (6 months).  During 2007 and 2006, $11,159 and $189,707 of the discount was recognized as interest expense, respectively.  Included in current liabilities as of December 31, 2006, was a bridge loan balance of $488,841, comprised of the $500,000 Bridge Funding proceeds received, net of the unamortized debt discount of $11,159.

The fair value of the warrants issued was determined using the Black-Scholes option pricing model based on the following assumptions: volatility of 75%, expected life of two years, risk free interest rate of 5.14% and no dividends.

Note 11 – Accounts Receivable

Included in accounts receivable at December 31, 2006 is one signed contract for $250,000.  The revenues from this agreement were not  recognized in 2006, and are included in deferred revenues at December 31, 2006, as performance of the agreement had not been completed by either party.  The revenues were recognized in the 2nd quarter of 2007.

Note 12 – Research Agreement with Nanosphere, Inc.

In January 2006, the Company entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist the Company in the development of serum-based diagnostic tests for AD.  The research agreement resulted in Nanosphere and APNS scientists achieving a better understanding of the tools necessary to advance the development of a serum-based AD diagnostic test based on the Company’s scientifically accepted biomarkers.  The Company is currently working on developing additional tools that may enable it to best utilize Nanosphere’s proprietary technology, or other appropriate technologies, to continue to advance its serum diagnostic development work.

Note 13 – Authorized Shares

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 8A. CONTROLS AND PROCEDURES

        (a)    Disclosure Controls and Procedures.   Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described below in the “Report of Management on Applied NeuroSolutions, Inc.’s Internal Control over Financial Reporting”), our chief executive officer and chief financial officer concluded that as of December 31, 2007, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        (b)    Internal Controls Over Financial Reporting.      There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.  Set forth below is the “Report of Management on Applied NeuroSolutions, Inc.’s Internal Control over Financial Reporting”

Report of Management on Applied NeuroSolutions, Inc.’s Internal Control Over Financial Reporting

Our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), as members of management of Applied NeuroSolutions, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal controls and procedures may not prevent or detect misstatements.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The following material weaknesses have been identified by members of our management and reported to the audit committee:

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

•	We use accounting software that has inherent control deficiencies over user access and audit trail capabilities.

As of December 31, 2007, our management, with the participation of our chief executive officer and chief financial officer, documented our control environment, however, management did not assess our internal control over financial reporting based on criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  As a result of the material weaknesses described above, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2007.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors as of December 31, 2007, and their ages as of February 29, 2008, are as follows:

Name	Age	Position
Ellen R. Hoffing	51	President, Chief Executive Officer, Chairman of the Board of Directors & Class II Director
Alan L. Heller (2)(3)	54	Class III Director
Jay B. Langner (1)	78	Class II Director
David C. Tiemeier (3)	61	Class I Director
Robert S. Vaters (1)(2)	47	Class III Director
David Ellison	46	Chief Financial Officer & Corporate Secretary

(1)	Member of the Audit Committee
(2)	Member of the Compensation and Stock Option Committee
(3)	Member of Nominating Committee

Ellen R. Hoffing, a Class II director, was appointed Chairman of the Board of Directors in December 2007 and has been President, Chief Executive Officer and a Director since August 29, 2006.  Since 2005, she has been a consultant to healthcare focused companies.  In 2005, Ms. Hoffing was Vice President, Strategic Planning at American Pharmaceutical Partners, a publicly traded specialty pharmaceutical company focused on injectable oncology, anti-infective and critical care products.  From 2002 to 2005, Ms. Hoffing was Vice President, Renal Pharmaceuticals at Baxter Healthcare, a New York Stock Exchange listed company. From 2001 to 2002, she was Vice President, Strategy and Acquisitions, at Merisant (the maker of Equal®) and from 2000 to 2001, Ms. Hoffing was a strategy and management consultant to healthcare focused companies. Prior to 2000, Ms. Hoffing took on roles of increasing responsibility in her 17 years at the Searle division of Monsanto, which culminated in her position as Vice President, Global Analytics.

Alan L. Heller, a Class III director, has been a director since September 2006.  Since March 2006, Mr. Heller has been an Operating Partner at a private equity firm, Water Street Capital Partners.  Mr. Heller currently serves on the Board of Directors of two public companies: Savient Pharmaceuticals, Inc. and Northfield Laboratories Inc..  From November 2004 to November 2005, Mr. Heller was President and Chief Executive Officer of American Pharmaceutical Partners, Inc., a company that develops, manufactures and markets branded and generic injectable pharmaceutical products.  From January 2004 to November 2004 Mr. Heller served as an investment advisor on life science transactions to One Equity Partners, a private equity arm of JP Morgan Chase.  From 2000 to 2004, Mr. Heller also served as Senior Vice President and President Global Renal operations at Baxter Healthcare Corporation.  Prior to joining Baxter, Mr. Heller spent 23 years at G.D. Searle. He served in several senior level positions including Co-President and Chief Operating Officer, with responsibility for all commercial operations worldwide, and Executive Vice President and President, Searle Operations.

Jay B. Langner, a Class II director, has been a director since July 2005.  Since 1985, Mr. Langner has served as the Chairman of the Board of Trustees of Montefiore Medical Center.  Located in The Bronx, NY, Montefiore Medical Center is the University Hospital for the Albert Einstein College of Medicine (AECOM) and one of the largest health care systems in the United States.  From 1961 to 2003, he served as Chairman and CEO of the Hudson General Corporation, which was sold to Luftansa Airlines in 1999.  Mr. Langner began his career in 1954, serving as president of Langner Leasing Corporation.

David C. Tiemeier, Ph.D., a Class I director, has been a director since October 2007.  He is currently serving as Deputy Director of UChicagoTech, the University of Chicago’s Office of Technology and Intellectual Property.  Previously, Dr. Tiemeier pursued postdoctoral studies in molecular genetics at the National Institutes of Health before joining the faculty of the University of California, Irvine, Medical School.  He joined Monsanto Co. (NYSE:MON) as the head of Molecular Genetics, and continued his career in Monsanto’s pharmaceutical division as Senior Director of Immunoinflammatory and Infectious Diseases and took on roles of increasing responsibility including General Manager of the Global New Business Franchise and Vice President of Global Business Development.  He subsequently held senior positions in Pharmacia Corporation and Pfizer Inc. (NYSE:PFE).  Following his retirement from Pfizer, Dr. Tiemeier held senior management positions with NeoPharm, Inc. (Nasdaq:NEOL), Immtech Pharmaceuticals, Inc. (Amex:IMM) and Kalypsys, Inc.

Robert S. Vaters, a Class III director, has been a Director of the Company since October 2005.  Mr. Vaters was Chairman of the Board of Directors from July 2006 until December 2007.  Mr. Vaters is currently a General partner in Med Opportunity Partners, a New York based private equity firm. Previously, Mr. Vaters was Executive Vice President, Strategy and Corporate Development of Inamed Corporation from November 2004 to March 2006 after serving as Inamed's Chief Financial Officer from August 20, 2002 to November 2004. From September 2001 to August 2002, Mr. Vaters worked on a variety of private merchant banking transactions. He was Executive Vice President and Chief Operating Officer at Arbinet Holdings, Inc., a leading telecom capacity exchange from January 2001 to July 2001. He served as Chief Financial Officer at Arbinet from January 2000 to December 2000. Prior to that he was at Premiere Technologies from July 1996 through January 2000, where he held a number of senior management positions, including Executive Vice President and Chief Financial Officer, Managing Director of the Asia Pacific business based in Sydney, Australia and Chief Financial Officer of Xpedite Systems Inc., formerly an independent public company that was purchased by Premiere. Additional experience includes Senior Vice President, Treasurer of Young and Rubicam Inc., a global communications firm with operations in 64 countries. From 1995 to 1998, Mr. Vaters was also an independent board member and chairman of the audit committee of Rockford Industries, a public company providing healthcare equipment financing.

David Ellison, CPA, has been Chief Financial Officer of the Company since May 1996 and Corporate Secretary since August 1999.  He had been Chief Financial Officer of a long-term care facility specializing in Alzheimer’s care and prior to that he was a senior manager in a Chicago-area public accounting firm.

Board of directors committees and other information

Since April 1999, the Company's Certificate of Incorporation and Bylaws have provided that the Company's Board of Directors is divided into three classes with staggered terms of three years each.  In June 2006, the Company's stockholders voted on initial terms for the three classes of directors as set forth in the Company’s By-laws, because the terms for all classes of directors had expired.  As a result of the election of directors in June 2006, the initial term of the directors of the first class (“Class I”) will expire in 2007, the initial term of the directors of the second class (“Class II”) will expire in 2008 and the initial term of the directors of the third class (“Class III”) will expire in 2009.  In August and September 2006, we appointed Ellen R. Hoffing as a Class II director and Alan L. Heller as a Class III director.  In October 2007, we appointed David C. Tiemeier as a Class I director.  The Company’s By-laws require that directors who are appointed to fill vacancies must stand for election at the next annual meeting of stockholders and thereafter will stand for election with the other directors in their class.  After the expiration of the initial term, all of the Company's directors serve three year terms and hold office until the third annual meeting of stockholders of the Company following their election to the Board and until their respective successors have been qualified and elected.  Officers are elected by, and serve at the discretion of, the Board of Directors.  On April 20, 2007, Michael Sorell, MD, a Class III director since November 2004, passed away.    On January 30, 2007, Bruce N. Barron, a Class I director since 1994, informed the Company that he would not run for re-election at the Company’s next annual meeting of stockholders, due to an increase in Mr. Barron’s external business commitments. On December 7, 2007, Mr. Barron resigned.

Section 16(a) beneficial reporting compliance

The Company's executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock are required under the Exchange Act to file reports of ownership of Common Stock of the Company with the Securities and Exchange Commission.  Copies of those reports must also be furnished to the Company.  The Company believes that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock have been complied with, except (i) Ellen Hoffing (who filed a late Form 4 on October 29, 2007 for a transaction that occurred on October 23, 2007, (ii) David Tiemeier (who filed a late Form 4 on November 1, 2007 for a transaction that occurred on October 23, 2007) and (iii) Michael Roth and Brian Jay Stark (who jointly filed a late Form 3 on October 9, 2007 for two transactions that occurred on September 28, 2007).

Committees

In December 2007, the Board of Directors appointed Robert S. Vaters (Chairman) and Jay B. Langner to the Audit Committee.  The Audit Committee reviews the scope and results of the Company's financial statements conducted by the Company's independent auditors.  The Committee also reviews the scope of other services provided by the Company's independent auditors, proposed changes in the Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to its internal accounting, and auditing and financial controls.  The Committee makes recommendations to the Board of Directors on the engagement of the independent auditors, as well as other matters which may come before it or as directed by the Board of Directors.  Our Board of Directors has determined that Mr. Vaters is an “audit committee financial expert” within the applicable definition of the Securities and Exchange Commission.  Each of Mr. Vaters and Mr. Langner qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

In December 2007, the Board of Directors appointed Alan L. Heller (Chairman) and Robert S. Vaters to the Compensation Committee.  The Compensation Committee makes decisions concerning matters of executive compensation; administers the Company's executive incentive plans; reviews compensation plans, programs and policies; and monitors the performance and compensation of executive officers.  The goal of our Board of Directors executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining senior management. Each of Mr. Heller and Mr. Vaters qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

In December 2007, the Board of Directors appointed David C. Tiemeier (Chairman) and Alan L. Heller to the Nominating Committee.  The Nominating Committee participates in identifying qualified individuals to become directors and determining the composition of the Board and its committees.  Each of Dr. Tiemeier and Mr. Heller qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

Code of Ethics

Effective June 1, 2005, we adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer and chief financial officer, and any person performing similar functions) and employees.  We have made our Code of Ethics available by filing it as Exhibit 14 with our 2005 Annual Report on Form 10-KSB.

ITEM 10.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by, or paid for services in all capacities during 2007 and 2006 by our President and Chief Executive Officer, Chief Financial Officer, and Chief Scientific Officer.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Ellen R. Hoffing President & CEO (1)	2007 2006	$301,250 92,115	$120,000 40,000	$20,761 39,805	$0 718,685	$0 0	$442,011 890,605
David Ellison CFO (2)	2007 2006	$195,339 187,529	$0 0	$0 0	$0 0	$0 0	$195,339 187,529
John F. DeBernardis Chief Scientific Officer (3)	2007 2006	$291,526 303,326	$0 0	$0 0	$0 0	$1,000 4,263	$292,526 307,589

(1)
Ms. Hoffing began employment as President and Chief Executive Officer of the Company in September 2006.  Her minimum annual base salary per her employment agreement is $300,000.  On August 29, 2006, The Company’s Board of Directors approved a grant of 6,000,000 stock options to Ms. Hoffing.  This option grant was made pursuant to her employment agreement and was not made under the Company’s 2003 stock option plan.  On August 29, 2006, the Company granted Ms. Hoffing 400,000 shares of restricted stock.  On October 23, 2007, the Company granted Ms. Hoffing 526,316 shares of restricted stock.  Both restricted stock grants were made pursuant to her employment agreement.  In January 2007, The Company’s Board of Directors approved a $40,000 bonus for 2006 to Ms. Hoffing.  In February 2008, The Company’s Board of Directors approved a $120,000 bonus for 2007 to Ms. Hoffing.  The bonuses were made pursuant to her employment agreement.  In December 2007, Ms. Hoffing was appointed as  Chairman of the Company’s Board of Directors.  Effective December 1, 2007, the Company’s Board of Directors approved an increase in Ms. Hoffing’s annual base salary to $315,000.

(2)
Mr. Ellison was employed as Chief Financial Officer of the Company pursuant to an agreement through October 31, 2007 that provided for a minimum base salary of $174,000 per year, with an annual cost of living increase.  Mr. Ellison had not received an increase in his base salary of $183,000 since April 2005.  Mr. Ellison’s agreement also provided a minimum monthly non-accountable allowance of $300 for automobile and cell phone expenses.  This allowance was increased to $400 per month in April 2005.  In July 2007, the Company gave Mr. Ellison timely notice that his employment agreement was not being renewed.  On October 31, 2007, the Company paid Mr. Ellison $13,201, representing his earned, but unpaid, cost of living increase for the period April 2006 through October 2007.  Since November 1, 2007, Mr. Ellison has continued in his current position with the Company as an at-will employee with an annual base salary of $205,000.

(3)
Dr. DeBernardis was President and CEO of the Company from October 2004 through August 2006.  Dr. DeBernardis was employed as Chief Scientific Officer of the Company pursuant to an agreement through October 31, 2007 that provided for a minimum base salary of $282,000 per year, with an annual cost of living increase.  Dr. DeBernardis had not received an increase in his base salary of $296,000 since April 2005.  Dr. DeBernardis’s agreement also provided a minimum monthly non-accountable allowance of $1,000 for automobile and cell phone expenses.  This allowance was increased to $1,150 per month in April 2005.  Dr. DeBernardis’s employment agreement provided for the Company to pay for a life insurance policy, in addition to the life insurance policy provided through the Company’s group health plan.  The annual premium is included in All Other Compensation.  This additional life insurance policy was cancelled in April 2007.  In July 2007, the Company gave Dr. DeBernardis timely notice that his employment agreement was not being renewed.  On October 31, 2007, the Company paid Dr. DeBernardis $21,352, representing his earned, but unpaid, cost of living increase for the period April 2006 through October 2007.  Since November 1, 2007, Dr. DeBernardis has continued in his current position with the Company as an at-will employee with an annual base salary of $185,000.

           OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ellen R. Hoffing(1)	2,666,670	3,333,330	-	$0.230	8/29/2016	266,666	$27,096	-	$-
						526,316	$79,239

David Ellison	9,876	-	-	$0.150	4/1/2008	-	-	-	$-
	69,132	-	-	$0.150	11/16/2010
	164,599	-	-	$0.150	11/1/2011
	35,656	-	-	$0.150	6/1/2012
	500,000	-	-	$0.150	9/2/2013

John F. DeBernardis	65,840	-	-	$0.150	4/1/2008	-	-	-	$-
	233,731	-	-	$0.150	11/16/2010
	427,957	-	-	$0.150	11/1/2001
	120,402	-	-	$0.150	6/1/2012
	1,500,000	-	-	$0.150	9/2/2013

(1)
Ms. Hoffing’s unexercised stock options as of December 31, 2007 will become exercisable as follows: 166,667 options will become exercisable each month through July 29, 2009 and 166,657 options will become exercisable on August 29, 2009.  Ms. Hoffing’s restricted common stock will become exercisable as follows: 308,772 shares of restricted common stock vests on August 29, 2008, 308,772 shares of restricted common stock vests on August 29, 2009, and 175,438 shares of restricted common stock vests on August 29, 2010.

Employment agreement

Under the terms of her employment agreement, Ellen R. Hoffing, the Chairman, President and CEO, receives a minimum base salary of $300,000 per year, plus a bonus of up to 40% of Ms. Hoffing’s base salary upon attainment of performance objectives established by the Company’s Board of Directors and acceptable to Ms. Hoffing.  On August 29, 2006, the Company granted Ms. Hoffing a stock option to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.23 (which was the closing price of the common stock on the over-the-counter market on the date of grant).  The option vests as to 1,000,000 shares of common stock on the sixth month anniversary of the grant, and then will vest as to an additional 166,667 shares for each month thereafter until the option is vested in full (which will be on the third anniversary of the date of grant).  On August 29, 2006, the Company also granted  Ms. Hoffing 400,000 shares of restricted stock ($100,000 at $0.25 per share, which was the high price of the common stock on the over-the-counter market on the date of grant), which vests as to 133,334 shares on the first anniversary of the date of grant and 133,333 shares on the second and third anniversaries of the date of grant.  On October 23, 2007, the Company granted Ms. Hoffing 526,316 shares of restricted stock ($100,000 at $0.19, which was the closing price of the common stock on the over-the-counter market on the day prior to the grant), which vests as to 175,439 shares on August 29, 2008 and 2009 and 175,438 shares on August 29, 2010.  In addition, Ms. Hoffing will receive $100,000 worth of shares of restricted stock on her two-year anniversary with the Company (August 29, 2008).  If Ms. Hoffing’s employment is terminated by the Company without cause, she is entitled to her base salary and benefits for a period of 12 months after such termination, and the portion of her options and restricted stock that would have vested during the 12 months following such termination will immediately vest.  If Ms. Hoffing’s employment is terminated upon or in connection with a change of control of the Company, then Ms. Hoffing will be paid the equivalent of one year’s base salary and any unvested shares of restricted stock and stock options will immediately vest in full upon such change in control.

Prior employment agreements

David Ellison, the Chief Financial Officer and Corporate Secretary, was employed pursuant to an agreement through October 31, 2007 that provided for a minimum base salary of $174,000 per year, with an annual cost of living increase.  Mr. Ellison had not received an increase in his base salary since April 2005.  Included in general and administrative expense is $8,672 and $4,529 for 2007 and 2006, respectively, representing his earned, but not yet paid, cost of living increase from April 2006 to October 2007.  Mr. Ellison’s agreement also provided a minimum monthly non-accountable allowance of $300 for automobile and cell phone expenses.  This allowance was increased to $400 per month in April 2005.  In July 2007, the Company gave Mr. Ellison timely notice that his employment agreement was not being renewed.  On October 31, 2007, the Company paid Mr. Ellison $13,201, representing his earned, but unpaid, cost of living increase for the period April 2006 through October 2007.  Since November 1, 2007, Mr. Ellison has continued in his current position with the Company as an at-will employee with an annual base salary of $205,000.

John F. DeBernardis, Ph.D., Senior Advisor to the Company’s Chief Executive Officer, was employed pursuant to an agreement through October 31, 2007 that provided for a minimum base salary of $282,000 per year, with an annual cost of living increase.  Dr. DeBernardis had not received an increase in his base salary since April 2005.  Included in research and development expense is $14,026 and $7,326 for 2007 and 2006, respectively, representing his earned, but not yet paid, cost of living increase from April 2006 to October 2007.  Dr. DeBernardis’s agreement also provided a minimum monthly non-accountable allowance of $1,000 for automobile and cell phone expenses.  This allowance was increased to $1,150 per month in April 2005.  In addition, the Company also provided Dr. DeBernardis, at the Company’s expense, a term life insurance policy in the amount of $600,000.  This additional life insurance policy was cancelled in April 2007.  In July 2007, the Company gave Dr. DeBernardis timely notice that his employment agreement was not being renewed.  On October 31, 2007, the Company paid Dr. DeBernardis $21,352, representing his earned, but unpaid, cost of living increase for the period April 2006 through October 2007.  Since November 1, 2007, Dr. DeBernardis has continued in his current position with the Company as an at-will employee with an annual base salary of $185,000.

Compensation of directors

Prior to 2008, Directors received option grants upon becoming directors and received additional option grants from time to time as compensation for their service as members of the board of directors.  In March 2008, the Board of Directors approved a compensation plan for independent Directors effective as of January 1, 2008.  Each independent Director will receive annually a $5,000 cash retainer plus $1,000 for each in-person Board meeting attended, $500 for each telephonic Board meeting attended and $500 for each committee meeting attended.  The total annual cash compensation for each Director cannot exceed $10,000.  In addition, each independent Director will receive an annual stock option grant as of the first Board meeting of the year, valued at $5,000, calculated using a Black-Scholes valuation on the date of the grant.  The stock options will have an exercise price equal to the closing price of the Company’s common stock on the day prior to the grant and will vest on the first business day of January in the following year.  Directors are reimbursed for reasonable out-of-pocket expenses incurred in the performance of their duties and the attendance of board meetings and any meeting of stockholders.  Mr. Barron was paid $38,708 as compensation for services rendered to the Company as Chairman in 2006.  Mr. Barron was compensated as an employee of the Company and received health benefits and participated in the Company’s 401(k) retirement plan in 2006.  In connection with Mr. Barron’s resignation as Chairman in June 2006, the Company and Mr. Barron agreed to reduce the monthly payments that Mr. Barron received under his employment agreement to $2,479.74.  Such payments were made through December 31, 2006, and represent Mr. Barron’s contributions for the coverage of Mr. Barron and his family under the Registrant’s group health insurance plan and Mr. Barron’s contributions to the Registrant’s 401(k) plan.  In the event that the Company during its 2007 fiscal year raised at least $2 million in additional funding, the Company agreed to make six additional payments, each in the amount of $2,479.74 to Mr. Barron.  In September 2007, the Company raised more than $2 million and the Company made the six payments in one lump sum to Mr. Barron in October 2007.  The Company also agreed to convert Mr. Barron’s incentive options into non-qualified options immediately upon his resignation as a Director in December 2007.  Mr. Vaters, who became Chairman in June 2006 and stepped down as Chairman in December 2007, was paid $48,000 and $20,000 for consulting services rendered to the Company as Chairman in 2007 and 2006, respectively.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Robert S. Vaters	$48,000	$-	$-	$-	$-	$-	$48,000

Bruce N. Barron	$14,878	$-	$-	$-	$-	$-	$14,878

Jay B. Langner	$-	$-	$-	$-	$-	$-	$-

Alan L. Heller	$-	$-	$-	$-	$-	$-	$-

David C. Tiemeier	$-	$-	$24,655	$-	$-	$-	$24,655

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our securities as of February 29, 2008, by (a) each person known by the Company to be the beneficial owner of more than 5% of any class of the Company’s securities, (b) the Company’s directors, (c) the Company’s executive officers, and (d) all directors and executive officers as a group.  Except as listed below, the address of all owners listed is c/o Applied NeuroSolutions, Inc., 50 Lakeview Parkway, Suite 111, Vernon Hills, Illinois 60061.  As of February 29, 2008, a total of 130,217,808 shares of the Company’s common stock were outstanding.

Nature of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class (1)

SF Capital Partners Ltd. c/o Stark Offshore Management LLC 235 Pine Street, Suite 1175 San Francisco, CA 94104	26,928,572 (5)	19.7%
Ellen R. Hoffing (2)	4,309,654 (6)	3.2%
Jay B. Langner (3)	600,000 (7)	*
Robert S. Vaters (3)	2,666,667 (8)	2.0%
David Ellison (4)	779,263 (9)	*
Alan L. Heller (3)	350,000 (10)	*
David C. Tiemeier (3)	200,000 (11)	*
Benjamin Family Trusts	8,307,780 (12)	6.4%
All Directors and Officers as a group (6 persons)	8,905,584 (13)	6.5%

  Indicates ownership of less than 1.0%

(1)  Based on 130,217,808 shares of common stock outstanding as of February 29, 2008, plus each person’s warrants or options that are currently exercisable or that will become     exercisable within 60 days of February 29, 2008.
(2)  Director and officer.
(3)      Director.
(4)      Officer.
(5)      Consists of 20,714,286 of common stock and 6,214,286 shares of common stock issuable upon the exercise of warrants held by SF Capital Partners Ltd. (“SF Capital”).  Brian J. Stark and Michael A. Roth (the “Reporting Persons”) are the Managing Members of Stark Offshore Management, LLC, (“Stark Offshore”) which acts as investment manager and has sole power to direct the management of SF Capital.  Through Stark Offshore, the Reporting Persons possess voting and dispositive power over the shares of common stock held by SF Capital.
(6)     Consists of 50,000 shares of common stock, 3,333,338 shares of common stock issuable upon the exercise of currently exercisable stock options and 926,316 shares of restricted stock, of which 133,334 shares have vested as of February 29, 2008.
(7)       Consists of 350,000 shares of common stock and 250,000 shares of common stock issuable upon the exercise of currently exercisable stock options.
(8)       Consists of 2,666,667 shares of common stock issuable upon the exercise of currently exercisable stock options.
(9)       Consists of 779,263 shares of common stock issuable upon the exercise of currently exercisable stock options.
(10)     Consists of 100,000 shares of common stock and 250,000 shares of common stock issuable upon the exercise of currently exercisable stock options.
(11)     Consists of 200,000 shares of common stock issuable upon the exercise of currently exercisable stock options.

(12)    Consists of 8,207,780 shares of common stock held by various family trusts and 100,000 shares of common stock held by a family member.  The trustee of these various family trusts is Bank of America Corporation, 100 North Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, NC 28255.
(13)    Consists of 500,000 shares of common stock, 7,479,268 shares of common stock issuable upon the exercise of currently exercisable stock options, and 926,316 shares of restricted stock, of which 133,334 shares have vested as of February 29, 2008.

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

In 2007, our Compensation Committee approved 300,000 stock options to a director under the Plan.  Additionally, in 2007, our former Chairman returned 1,333,333 unvested stock options that were granted to him in 2006.  These options will be cancelled and the underlying shares will become available for future issuance.

Our only equity compensation plan is the Applied NeuroSolutions, Inc. (formerly Hemoxymed, Inc.) 2003 Stock Option Plan.

The following table summarizes outstanding options under our Stock Option Plan as of December 31, 2007.  Options granted in the future under the Plan and outside of the Plan are within the discretion of our Compensation Committee and therefore cannot be ascertained at this time.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities Reflected in column (a))
Equity compensation plans approved by security holders	10,575,680	$0.171	914,114
Equity compensation plans not approved by security holders	8,666,667(1)	$0.221	-
Total	19,242,347	$0.193	914,114

(1)  Consists of an option exercisable to purchase 6,000,000 shares of our common stock that was granted to Ellen R. Hoffing in connection with her employment as our President and Chief Executive Officer and an option to purchase 4,000,000 shares of common stock that was granted to Robert S. Vaters in connection with his appointment as Chairman of our Board of Directors.  In December 2007, Mr. Vaters stepped down as Chairman, while continuing as a Director of the Company, and returned to the Company 1,333,333 unvested options from this grant.  A description of the material terms of the option granted to Ms. Hoffing is set forth in Part III, Item 10 of this Annual Report.  The option granted to Mr. Vaters is now exercisable for a ten-year period to purchase 2,666,667 shares of common stock at an exercise price of $0.20 per share (which was the closing price of our common stock on the OTC Bulletin Board on June 23, 2006).  Mr. Vaters remaining 2,666,667 options are fully exercisable as of December 31, 2007.

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

The following consolidated financial statements of Applied NeuroSolutions, Inc. and Report of Virchow Krause & Company, LLP, Independent Registered Public Accounting Firm, are included in this report:
•	Report of Virchow Krause & Company, LLP, Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2007 and 2006
•	Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and for the period from March 14, 1992 (inception) to December 31, 2007
•	Consolidated Statements of Stockholders’ Equity/(Deficit) for the years ended December 31, 2007 and 2006 and for the period from March 14, 1992 (inception) to December 31, 2007
•	Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the period from March 14, 1992 (inception) to December 31, 2007
•	Notes to Consolidated Financial Statements for the years ended December 31, 2007 and 2006 and for the period from March 14, 1992 (inception) to December 31, 2007

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

Number	Description
3.1	Certificate of Incorporation, filed as Exhibit C to the Company Proxy Statement on Schedule 14A filed on February 23, 1999 (the "Proxy Statement") and incorporated herein by reference.
3.1.1	Certificate of Amendment of Certificate of Incorporation, filed as Exhibit A to the Company's Proxy Statement on Schedule 14A, filed on June 29, 1999 and incorporated herein by reference.
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

4.4	Form of Warrant Agreement filed as Exhibit 4.4 to Amendment No. 4 to the 1998 Registration Statement filed on January 29, 2004 and incorporated herein by reference.
4.5	Specimen Unit Certificate filed as Exhibit 4.5 to Amendment No. 5 to the 1998 Registration Statement filed on February 5, 1998 and incorporated herein by reference.
4.6	Hemoxymed, Inc. 2003 Stock Option Plan filed as Appendix B to the Company’s definitive revised information statement on Schedule 14C filed on August 29, 2003 and incorporated herein by reference.#
4.7	Form of warrant agreement, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2007, and incorporated herein by reference.
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

10.9	Form of Registration rights Agreement, filed as Exhibit 4.4 to the Company's February 2004 8-K and incorporated herein by reference.
10.10	Form of Warrant, filed as Exhibit 4.5 to the Company's February 2004 8-K and incorporated herein by reference.
10.11	Placement Agent Warrant, filed as Exhibit 4.6 to the Company's February 2004 8-K and incorporated herein by reference.
10.12
Collaboration Agreement, dated November 27, 2006, between Applied NeuroSolutions, Inc. and Eli Lilly and Company, filed as Exhibit 10.22 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.13
Agreement and Plan of Merger, dated as of April 27, 2006, by and between Applied NeuroSolutions, Inc. and APNS Merger Corp., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 25, 2006, filed on May 1, 2006 and incorporated herein by reference.

10.14
Letter Agreement, dated as of January 25, 2007, between Applied NeuroSolutions, Inc. and Bruce N. Barron filed as Exhibit 10.26 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference.

10.15
Third Amendment Agreement, dated October 30, 2006 between Applied NeuroSolutions, Inc. and Albert Einstein College of Medicine, filed as Exhibit 10.27 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference.

10.16	Lease Extension, dated April 23, 2007, between Applied NeuroSolutions, Inc. and Arthur J. Rogers & Co. *
10.17	Employment Agreement, dated as of March 17, 2008 but effective as of August 29, 2006, between Applied NeuroSolutions, Inc. and Ellen R. Hoffing. # *
10.18
Form of letter agreement between Applied NeuroSolutions, Inc. and certain warrant holders filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2007 and incorporated herein by reference.

10.19
Purchase Agreement, dated September 28, 2007, by and between Applied NeuroSolutions, Inc. and  SF Capital Partners Ltd., filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2007, and incorporated herein by reference.

10.20
Registration Rights Agreement, dated September 28, 2007, by and between Applied NeuroSolutions, Inc. and SF Capital Partners Ltd., filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2007, and incorporated herein by reference.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Virchow, Krause & Company, LLP for professional services rendered for the fiscal years ended December 31, 2007 and 2006:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit Fees	$ 76,800	$ 72,500
Audit Related Fees	1,920	2,460
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$ 78,720	$ 74,960

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by Virchow, Krause & Company, LLP in connection with statutory and regulatory filings or engagements.

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

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

The Audit Committee has adopted a policy that requires advance approval of all audits, audit-related, tax, and other services performed by our independent registered public accounting firm.  The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services.  Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it.  The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted service, provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting.  All of the services performed by our independent registered public accounting firm during 2007 and 2006 were pre-approved by the Audit Committee.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NEUROSOLUTIONS, INC.

Dated: March 19, 2008
By: /s/ DAVID ELLISON
Chief Financial Officer
(Principal Financial
and Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

March 19, 2008                                                                                               By: /s/ Ellen R. Hoffing
       Ellen R. Hoffing
       President, Chief Executive Officer
       Chairman & Director
       (Principal Executive Officer)

March 19, 2008                                                                                               By: /s/ David Ellison
                                     David Ellison
       Chief Financial Officer
       (Principal Financial and
        Accounting Officer)

March 19, 2008                                                                                               By: /s/ Alan L. Heller
       Alan L. Heller
       Director

March 19, 2008                                                                                               By: /s/ Jay B. Langner
       Jay B. Langner
        Director

March 19, 2008                                                                                               By: /s/ David C. Tiemeier
       David C. Tiemeier
       Director

March 19, 2008                                                                                               By: /s/ Robert S. Vaters
       Robert S. Vaters
       Director