Form 10-Q
period 2008-03-31
APPLIED NEUROSOLUTIONS INC
filed 2008-05-15
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934	for the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  001-13835

APPLIED NEUROSOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	39-1661164
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Lakeview Parkway, Suite 111, Vernon Hills, IL  60061
(Address of principal executive offices)

(847) 573-8000
(Registrant’s telephone number)

Indicate by check mark whether the registrant:  (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated file                                           ☐                                Accelerated file                                                      ☐
Non-accelerated filer                                            ☐                                Smaller reporting company                                  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [X]

The number of shares of issuer’s outstanding common stock, $0.0025 par value, as of May 14, 2008 was 130,217,808.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash	$2,561,093	$2,960,141
Prepaids and other current assets	146,938	73,615
Total current assets	2,708,031	3,033,756
Property and equipment:
Equipment and leaseholds	2,168,498	2,167,515
Accumulated depreciation and amortization	(2,144,461)	(2,140,321)
Net property and equipment	24,037	27,194
Other assets:
Prepaids	14,768	20,124
Deposits	8,281	8,641
Total other assets	23,049	28,765
Total assets	$2,755,117	$3,089,715

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$116,363	$74,170
Deferred revenues	708,333	333,333
Accrued consultant fees	-	4,800
Accrued wages	-	120,000
Accrued vacation wages	37,301	39,060
Accrued 401k match	12,396	53,672
Other accrued expenses	15,924	28,797
Total current liabilities	890,317	653,832

Deferred revenues, net of current portion	218,066	301,399
Total long-term liabilities	218,066	301,399

Stockholders’ equity:
Preferred stock, $0.0025 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0025 par value; 200,000,000 shares Outstanding; 130,217,808 shares issued and outstanding	325,547	325,547
Treasury stock; 23,294 shares, at cost	(10,614)	(10,614)
Additional paid-in capital	49,961,725	49,850,566
Deficit accumulated during the development stage	(48,629,924)	(48,031,015)
Total stockholders’ equity	1,646,734	2,134,484
Total liabilities and stockholders’ equity	$2,755,117	$3,089,715

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Period from March 14, 1992 (inception) to
	2008	2007	March 31, 2008

Research agreement revenues	$-	$-	$1,702,700
Collaboration revenues	208,333	208,333	1,073,600
Grant revenues	-	-	669,022
Total revenues	208,333	208,333	3,445,322

Operating expenses:
Research and development	350,960	425,220	31,391,628
General and administrative	477,294	498,244	16,931,634
Loss on impairment of intangible assets	-	-	411,016
Loss on writedown of leasehold improvements	-	-	1,406,057
Total operating expenses	828,254	923,464	50,140,335

Operating loss	(619,921)	(715,131)	(46,695,013)

Other (income) expense:
Interest expense	-	12,159	716,344
Interest income	(21,313)	(8,533)	(899,828)
Amortization of debt discount	-	-	272,837
Beneficial conversion of debt to equity	-	-	274,072
Inducement to convert debt to equity	-	-	1,631,107
Cost of fund raising activities	-	-	62,582
Loss on extinguishments of debt	-	-	4,707,939
Gain on derivative instrument, net	-	-	(4,894,163)
Net other (income) expense	-	-	63,720
Total other (income) expense	(21,313)	3,626	1,934,610

Net loss	(598,608)	(718,757)	(48,629,623)

Less: Deemed dividend to common stockholders	-	-	(391,312)
Less: Fair value of induced preferred stock conversion	-	-	(1,866,620)
Net loss attributable to common stockholders	$(598,608)	$(718,757)	$(50,887,555)

Basic and diluted loss per common share:
Net loss attributable to common stockholders per share	$(0.00)	$(0.01)	$(1.46)
Weighted average shares outstanding	130,217,808	98,409,901	34,794,093

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Period from March 14, 1992 (inception) to
	2008	2007	March 31, 2008

Cash flows from operating activities
Net loss	$(598,608)	$(718,757)	$(48,629,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,140	4,920	2,629,554
Non-cash expense for equity compensation	-	-	2,379,241
Non-cash (income) expense for equity compensation to employees and directors	111,159	108,673	2,694,827
Non-cash interest expense	-	11,159	334,912
Amortization of deferred financing costs	-	-	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non-cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishment of debt	-	-	4,707,939
Non-cash income for gain on derivative instrument	-	-	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold improvements	-	-	1,406,057
Loss in impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	-	62,582
Changes in assets and liabilities:
Accounts receivable	-	250,000	203,290
Prepaids and other assets	(67,607)	(45,552)	(155,269)
Accounts payable	42,193	(52,204)	212,967
Deferred revenues	291,667	291,666	926,399
Accrued wages	(120,000)	(34,415)	-
Accrued consultant fees	(4,800)	(15,800)	25,000
Accrued vacation wages	(1,759)	4,591	37,301
Other accrued expenses	(54,450)	(62,649)	151,168
Net cash used in operating activities	(398,065)	(258,368)	(35,152,061)

Cash flows from investing activities
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold Improvements	(983)	(708)	(4,045,511)
Net cash used in investing activities	(983)	(708)	(4,385,340)

APPLIED NEUROSOLUTIONS, INC. (a development stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Period from March 14, 1992 (inception) to
	2008	2007	March 31, 2008
Cash flows from financing activities
Proceeds from issuance of preferred stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	-	-	22,433,555
Proceeds from exercise of warrants	-	-	2,818,128
Proceeds from exercise of options	-	-	76,531
Proceeds from issuance (repayment) of debt	-	(500,000)	-
Deferred financing costs incurred	-	-	(111,000)
Advances from (repayments to) director and Shareholders	-	-	120,000
Principal payments under capital lease	-	-	(11,766)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement Penalties	-	-	(84,000)
Payments to repurchase common stock	-	-	(10,614)
Payments received for employee stock purchase notes receivable	-	-	235,610
Net cash provided by (used in) financing activities	-	(500,000)	42,098,494

Net increase (decrease) in cash	(399,048)	(759,076)	2,561,093

Cash at beginning of period	2,960,141	1,433,250	-

Cash at end of period	$2,561,093	$674,174	$2,561,093

Supplemental cash flow information
Cash paid for interest	$-	$30,000	$72,090

Supplemental disclosure of non-cash investing and financing activities
Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired for accounts payable	$-	$-	$31,649
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$-	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$-	$136,188

See accompanying notes to consolidated financial statements.

 APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.                      BUSINESS

Applied NeuroSolutions, Inc. (“APNS” or “the Company”) is a development stage biopharmaceutical company focused on the development of products for the early diagnosis and treatment of Alzheimer's disease (“AD”).

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

Our core technology in the AD field is based on exclusive licenses with Albert Einstein College of Medicine (“AECOM”) covering all diagnostic and therapeutic applications in the field of neurodegenerative disease discovered in the AECOM laboratories of Peter Davies, Ph.D.  Dr. Davies, the Company’s founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at AECOM, has focused his research primarily on Alzheimer’s disease and the roll of certain proteins, primarily hyperphosphorylated tau, which are involved in the formation of neurofibrillary tangles within neurons (nerve cells).  Excessive phosphorylation of tau (the addition of one or more phosphate groups, which are comprised of phosphorous and oxygen, to a molecule) prevents it from stabilizing microtubules, thereby causing the breakdown of the transit system of the nerve cell.  This internal neuronal damage leads to the development of the paired helical filaments and neurofibrillary tangles which are contributing factors to the eventual death of the neurons related to Alzheimer’s disease.  Tau in this abnormally phosphorylated form is the building block for the paired helical filaments and the neurofibrillary tangles (“NFTs”); one of the hallmark pathologies associated with AD.  There is a high correlation among the presence of hyperphosphorylated tau, NFTs and AD.  Thus, it is believed that the hyperphosphorylated tau represents an early abnormality in the progression of Alzheimer’s disease.  Research described in numerous articles published in peer-reviewed scientific journals demonstrates that abnormal tau represents an appropriate target for research on neurodegenerative diseases, such as Alzheimer’s disease.  Dr. Davies has been applying his expertise in research directed towards abnormal tau for many years and, together with Applied NeuroSolutions scientists, has developed a large number of proprietary antibodies and tools which are being used in the development of our diagnostic pipeline to detect AD, and targets directed at AD therapeutic solutions.

    In a collaboration with Eli Lilly and Company (“Lilly”), we are involved in the discovery and development of novel therapeutics for the development of treatments for Alzheimer’s disease based upon a concept developed by  Dr. Davies.  As a result of Dr. Davies’ research, we and Lilly are focused on discovery of unique therapeutics that may be involved in a common intracellular phosphorylation pathway leading to the development of the abnormal, destructive brain structures, amyloid plaques and neurofibrillary tangles, that are characteristic of Alzheimer’s disease.  We have identified various biomarkers that we believe will aid in the development of diagnostics and drug specific markers that could also play a role in the development of new AD treatments.

In November 2006, we entered into an agreement with Eli Lilly and Company (“Lilly”) to develop therapeutics to treat AD.  Lilly received the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles in the development of AD therapeutics.  Pursuant to the terms of the agreement, we received $2 million in cash, including an equity investment of $500,000, from Lilly, plus we will receive annual research and development support for the duration of the collaboration agreement.  In addition, Lilly will, based on the achievement of certain defined milestones, provide us over time with up to $20 million in milestone payments for advancing our proprietary target to a therapeutic compound.  The collaboration has also made progress on other targets that are part of the collaboration that could provide milestone payments to us over time of up to $10 million for advancing each of these other targets to a therapeutic compound.  There is no limit to the number of targets for which we could receive milestone payments from Lilly.  Royalties are to be paid to us for AD drug compounds brought to market that result from the collaboration.  There is no limit on the number of drug compounds for which royalty payments may be due to us.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from our collaboration.

Since the start of our collaboration with Lilly, the collaboration management structure, working teams and external resources have become fully operational.  The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS.  Key in-vivo models have been established with the goal to validate our tau-based target.  Our collaboration with Lilly has made good progress on the milestones established by the program management for the proprietary tau-related APNS target.  The APNS proprietary tau-related target has now achieved two significant unpaid program milestones, the first one in the second quarter of 2007 and the second one in the first quarter of 2008.  The next milestone, if achieved, represents a paid milestone for APNS.  Our first paid milestone is targeted for achievement in late 2008 to early 2009.  Our collaboration with Lilly continues to make good progress toward additional tau-based targets with an additional target being screened and validation studies underway for other targets.

We have also been working on both cerebrospinal fluid (“CSF”)-based and serum-based tests to detect AD at an early stage.  In a research setting, our CSF-based test, which detects P-Tau 231, has demonstrated an ability to differentiate AD patients from those with other diseases that have similar symptoms. This test is based on extensive testing in our lab, utilizing in excess of 2,000 CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as age-matched healthy controls.  The data generated from the broad range of studies performed by both U.S. and international academic researchers have been published in 21 peer-reviewed articles in leading neurology and other scientific journals.  The CSF-based P-Tau 231 test has demonstrated, based on published research validation studies, overall sensitivity and specificity in the range of 85% to 95%.

Given the strong body of scientific data available for our P-Tau 231 test, coupled with the growing number of clinical trials directed at creating improved therapeutic solutions for AD patients, APNS has initiated a business development program to offer to pharmaceutical, biotechnology, imaging and other clinical trial support companies the opportunity to use our CSF-based P-Tau 231 test as a cost-effective tool to help optimize their programs.  Revenue we may generate by performing our test for interested customers could be deployed to continue progress toward our goal of delivering a serum-based test for the early diagnosis of AD.

We are utilizing the knowledge gained during the development of our CSF-based diagnostic test to develop two types of serum-based tests to detect Alzheimer’s disease: one to “rule out” AD and one, utilizing our P-Tau 231 biomarker, to support the diagnosis of AD.  In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of a serum-based diagnostic test for AD.  Work performed during the research agreement culminated in Nanosphere and APNS scientists achieving a better understanding (in January 2007) of the tools necessary to advance the development of a serum-based AD diagnostic test with APNS' scientifically accepted biomarkers.  APNS established a project plan and began developing these key tools in early 2007.  We established a first quarter 2008 milestone to identify our first tools to meet our new criteria for potential use in serum diagnostic development.  The first of these tools to meet our criteria was identified in the first quarter of 2008.

In 2007, we secured additional expertise and resources by conducting a scientific advisory board meeting that brought together APNS scientists, Dr. Davies and three outside diagnostic experts to assist us in assessing the most effective approaches and resources to advance our diagnostic development programs.  Through 2007, we followed our work plans to develop program related tools and we achieved a key milestone in the first quarter of 2008 by identifying several tools that meet our requirements.  These tools will support advancing development of a “rule out” serum based test for AD.  Additional tool options to support a “rule out” test are also in development.  In addition, tools directed toward the development of a P-Tau 231 biomarker test in serum that could support the early identification of AD are targeted for completion in the second quarter 2008.  These new P-Tau related tools may also allow us to improve our CSF-based test by reducing its incubation time.

Throughout the tool development process we have been identifying specialized technologies that we believe are necessary to advance our serum diagnostic development programs.  Technology assessments and discussions with companies for initial collaborations are underway.  The goal of collaboration would be to bring together a company’s proprietary technology and related know-how with APNS’s new proprietary tools and extensive knowledge of the protein tau, and determine the opportunity for a joint effort to develop a serum-based diagnostic test.

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

History
On September 10, 2002, Hemoxymed, Inc. and Molecular Geriatrics Corporation (“MGC”) established a strategic alliance through the closing of a merger (the “Merger”).  The Merger Agreement provided that the management team and Board of Directors of MGC took over control of the merged company.  The transaction was tax-free to the shareholders of both companies.  In October 2003, we changed our name to Applied NeuroSolutions, Inc. (“APNS”).  The Merger transaction has been accounted for as a reverse merger.  For financial reporting purposes, MGC (now APNS) is continuing as the primary operating entity under the Company’s name, and its historical financial statements have replaced those of the Company.  Thus, all financial information prior to the Merger date is the financial information of MGC only.

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

We are subject to risks and uncertainties common to small-cap and micro-cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations.  We have experienced significant operating losses since our inception.  As of March 31, 2008, we had an accumulated deficit of approximately $48.6 million.  Notwithstanding payments that we may receive under our collaboration agreement with Eli Lilly and Company, we expect to incur operating losses over the next several years as our research and development efforts continue.  We need to raise additional capital prior to the end of the first quarter 2009 to continue our operations.

We currently have no regulatory approved therapeutic or diagnostic products on the market and have not received any commercial revenues from the sale or license of any such products.

NOTE 2.                      BASIS OF PRESENTATION

The consolidated financial statements include the accounts of APNS and its wholly-owned subsidiaries prior to the Company dissolving its subsidiaries in 2004.  All significant intercompany balances and transactions have been eliminated.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission regulations for interim financial information.  These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is presumed that users of this interim financial information have read or have access to the audited financial statements of APNS contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

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

The financial statements are prepared assuming that we would continue as a going concern.  We have had recurring net losses and we have an accumulated deficit of approximately $48.6 million as of March 31, 2008.  These conditions raise substantial doubt about our ability to continue as a going concern.  We anticipate that our cash balances at March 31, 2008, coupled with our annual R & D support from Eli Lilly and Company, should be sufficient to fund operations through the first quarter of 2009.  We will need additional funding prior to the end of the first quarter of 2009 in order to continue our research, product development and our operations.  Since we do not expect to generate any material revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital prior to the end of the first quarter 2009, either through some form of collaboration or joint venture or debt or equity financing, which may include the exercise of outstanding stock options and/or warrants.  If we are unable to raise additional capital, we may be forced to discontinue our business.

NOTE 3.                      STOCK BASED COMPENSATION

On March 7, 2008, the Board of Directors approved a grant of 117,185 stock options to each of the four outside directors of the Company (468,740 stock options in total) as part of each outside director’s compensation per the director compensation program.  The value of these options was calculated based on the Black-Scholes valuation model using the following assumptions; risk free interest rate 1.53%; dividend 0.00%; expected volatility 246.38%; and expected life 2 years.  The total value of these options, $43,113, is being amortized, and included in general and administrative expense, over the vesting life of the options.

No options were granted in the three months ended March 31, 2007.  As of March 31, 2008, 19,711,087 options were outstanding.  11,044,420 outstanding stock options were granted under the Company’s 2003 stock option plan and 8,666,667 outstanding stock options were granted outside the 2003 stock option plan.  As of March 31, 2008, there was approximately $298,150 of total unrecognized non-cash compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted-average period of 1.54 years.

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

For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants, restricted stock and convertible investor bridge loans excluded from the computation because their effect is antidilutive.  The Company had 19,711,087 stock options and 44,418,453 warrants outstanding to issue common stock at March 31, 2008.  The Company had 20,452,531 stock options and 48,071,472 warrants outstanding to issue common stock at March 31, 2007.

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

Future minimum payments, as of March 31, 2008, under the above agreements are as follows:

Year-ending December 31,	Collaborations	Consulting
2008-remainder of year	$ 287,500	$99,000
2009	500,000	-
2010	500,000	-
2011	500,000	-
2012	500,000	-
Total	$ 2,287,500	$ 99,000

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

OVERVIEW

Our business strategy is to build on our strong scientific research, and commitment to develop a range of solutions to meet the unmet needs of the growing number of Alzheimer patients. Through our tau based approach we continue to develop proprietary technology, know-how and tools. We are seeking to offer options for early diagnosis and high impact therapeutic solutions that will enhance the physicians’ ability to effectively manage their patient’s treatment.  We recently initiated a business development program to offer to pharmaceutical, biotechnology, imaging and other clinical trial support companies the opportunity to use our CSF-based P-Tau 231 test as a cost-effective tool to help optimize their clinical trial programs.

Our unique science, stemming from the work of our founding scientist, Peter Davies, Ph.D., is focused on developing a range of diagnostic tests.  In addition, through our collaboration with a top tier Pharmaceutical company, Eli Lilly and Company, our tau-based science is the foundation of the development and commercialization of novel therapeutics to modify the course of AD.  During the first quarter of 2008, we achieved two important program milestones; we passed a significant unpaid program milestone in our therapeutic program collaboration with Eli Lilly and Company, and we identified tools that meet our requirements to advance our serum diagnostic development programs.  Our principal development programs, and plan of operation for each, are as follows:

•
AD Therapeutic Program – We are involved in the discovery and development of novel therapeutic targets for the development of treatments for Alzheimer’s disease based upon a concept developed by Dr. Davies, the Company’s founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at AECOM.  As a result of Dr. Davies’ research, and the Company’s expertise, we are focused on discovery of unique therapeutics that may be involved in a common intracellular phosphorylation pathway leading to the development of the abnormal, destructive brain structures, amyloid plaques and neurofibrillary tangles, that are characteristic of Alzheimer’s disease.  A patent application was filed in 2005 covering Dr. Davies work relative to the therapeutic work.  In November 2006, we entered into an agreement with Eli Lilly and Company to develop therapeutics to treat AD.  The agreement forms a collaboration that combines the expertise, research tools and tau-based approach advanced by Dr. Davies and our team at APNS, with the scientists, therapeutic development expertise and financial resources at Eli Lilly and Company.  The agreement calls for Lilly to receive the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from our collaboration.  Since the start of our collaboration with Lilly, the collaboration management structure, working teams and external resources have become fully operational.  The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS.  Key in-vivo models have been established with the goal to validate our tau-based target.  Our collaboration with Lilly has made good progress on the milestones established by the program management for the proprietary tau-related APNS target.  The APNS proprietary tau-related target has now achieved two significant unpaid program milestones, the first one in the second quarter of 2007 and the second one in the first quarter of 2008.  The next milestone, if achieved, represents a paid milestone for APNS.  Our first paid milestone is targeted for achievement in late 2008 to early 2009.  Our collaboration with Lilly continues to make good progress toward additional tau-based targets with an additional target being screened and validation studies underway for other targets.

•
AD Diagnostic Program –Our diagnostic program is based on Dr. Davies’ research of the tau pathology, and revolves around developing a pipeline of diagnostic tests that could include: (i) the detection of hyperphosphorylated tau in CSF, (ii) a screening test to rule out AD in serum, and (iii) the detection of hyperphosphorylated tau in serum.  Our product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD.  This diagnostic, based upon the detection of a certain AD associated protein found in the CSF of AD patients (P-Tau 231), has demonstrated, based on published research validation studies, an overall sensitivity and specificity in the range of 85% to 95% (depending on patient diagnosis).  This test is based on extensive testing in our lab, utilizing in excess of 2,000 CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as age-matched healthy controls.  We are continuing development of our P-Tau 231 CSF-based diagnostic to reduce the tests incubation time. Our most recent research has sought to further substantiate the utility of the test in the mild cognitive impairment ("MCI") population.  Two studies published in 2007 show the ability of our CSF-based test to be a strong predictor of the decline from MCI to AD.  The September 2007 online edition of Neurobiology of Aging presented a study comparing five of the best-known CSF biomarkers for AD.  Our P-Tau 231 biomarker was the strongest predictor of the decline from MCI to AD.  The December 2007 issue of Neurology published an internationally based multi-center study that demonstrated our P-Tau 231 biomarker was a significant predictor of the decline from MCI to AD in a clinically useful time period of 1.5 years.  Studies published in the December 2005 edition of Neuroscience Letters and in the March 2006 journal Neurobiology of Aging support the use of our P-Tau 231 CSF-based diagnostic test in identifying individuals with MCI who, over time, are most likely to develop AD.  Current data seems to suggest that 60% to 80% of individuals with MCI will eventually progress to AD.  As a neurodegenerative disease, it is theorized that early detection of AD could greatly enhance the ability of current and future therapies to better manage the disease.  A study published in the January 2004 edition of Archives of General Psychiatry has shown that detecting phosphorylated tau (“P-Tau”) proteins in CSF comes closest to fulfilling the criteria of a biological marker for AD.  This publication reported that our P-Tau 231 CSF-based test exceeded standards for an AD diagnostic test established by the National Institute of Aging and the Ronald and Nancy Reagan Research Institute of the Alzheimer’s Association in a 1998 published “Consensus Report”.  It was determined by that group that a successful biological marker would be one that had a sensitivity level and specificity level of at least 80%.  A Position Paper, “Research Criteria for the Diagnosis of Alzheimer’s Disease: Revising the NINCDS-ADRDA Criteria”, was published in the August 2007 edition of Lancet Neurology that describes suggested revisions to the criteria for the diagnosis of Alzheimer’s disease, including the use of CSF biomarkers, specifically referencing our P-Tau 231 CSF-based test.

We are utilizing the knowledge gained during the development of our CSF-based diagnostic test to develop two types of serum-based tests to detect Alzheimer’s disease: one to “rule out” AD and one, utilizing our P-Tau 231 biomarker, to support the diagnosis of AD.  In January 2006, we entered into a research agreement with Nanosphere, Inc., a nanotechnology-based molecular diagnostics company, to assist us in the development of a serum-based diagnostic test for AD.  Work performed during the research agreement culminated in Nanosphere and APNS scientists achieving a better understanding (in January 2007) of the tools necessary to advance the development of a serum-based AD diagnostic test with APNS' scientifically accepted biomarkers.  APNS established a project plan and began developing these key tools in early 2007.    We established a first quarter 2008 milestone to identify our first tools to meet our new criteria for potential use in serum diagnostic development.  The first of these tools to meet our criteria was identified in the first quarter of 2008.

In 2007, we secured additional expertise and resources by conducting a scientific advisory board meeting that brought together APNS scientists, Dr. Davies and three outside diagnostic experts to assist us in assessing the most effective approaches and resources to advance our diagnostic development programs.  Through 2007, we followed our work plans to develop program related tools and we achieved a key milestone in the first quarter of 2008 by identifying tools that meet our requirements.  These tools will support advancing development of a “rule out” serum based test for AD.  Additional tool options to support a “rule out” test are also in development.  In addition, tools directed toward the development of a P-Tau 231 biomarker based test in serum that could support the early identification of AD are targeted for completion in the second quarter 2008.  These new P-Tau related tools may also allow us to improve our CSF-based test by reducing its incubation time.

Given the strong body of scientific data available for our P-Tau 231 test, coupled with the growing number of clinical trials directed at creating improved therapeutic solutions for AD patients, APNS has initiated a business development program to offer to pharmaceutical, biotechnology, imaging and other clinical trial support companies the opportunity to use our CSF-based P-Tau 231 test as a cost-effective tool to help optimize their programs.  Revenue we may generate by performing our test for interested customers could be deployed to continue progress toward our goal of delivering a serum-based test for the early diagnosis of AD.

Throughout the tool development process we have been identifying specialized technologies that we believe are necessary to advance our serum diagnostic development programs.  Technology assessments and discussions with companies for initial collaborations are underway.  The goal of collaboration would be to bring together a company’s proprietary technology and related know-how with APNS’ new proprietary tools and extensive knowledge of the protein tau, and determine the opportunity for a joint effort to develop a serum-based diagnostic test.

•
Transgenic Mice –  Dr. Peter Davies, through collaboration with a researcher at Nathan Klein Institute (“NKI”), has developed a transgenic mouse containing the human tau gene that develops human paired helical filaments, the building blocks of the neurofibrillary tangles, which are known to be involved in the pathology of Alzheimer’s disease. The pathology in these mice is Alzheimer-like, with hyperphosphorylated tau accumulating in cell bodies and dendrites as neurofibrillary tangles.  In addition, these transgenic mice have exhibited extensive neuronal death that accompanies the tau pathology.  These transgenic mice could be used for testing the efficacy of therapeutic compounds.  To date, no widely accepted animal model that exhibits both AD pathologies has been developed.  AECOM and the New York State Office of Mental Health, the agency that oversees NKI, each have an interest in these transgenic mice.  Through our agreements with AECOM, we have license rights to AECOM’s interest in these transgenic mice.  In 2006, we entered into additional license agreements that provide us with the exclusive rights to sell these mice.  The mice are currently available through Jackson Laboratories.  In December 2006, we entered into an agreement to sell a breeding pair of these mice.

    As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

Liquidity and Capital Resources

As of March 31, 2008, we had a cash balance of $2,561,093.  We anticipate that our cash balance at March 31, 2008, coupled with our annual R & D support from Eli Lilly and Company, should be sufficient to fund our current planned development activities and operating expenses through the first quarter of 2009.  We will need additional funding during the first quarter of 2009 to continue our research, product development and our operations.  We intend to seek such additional funding through private and/or public financing, through exercise of currently outstanding stock options and warrants or through collaborative or other arrangements with partners.  If we need to sell additional shares of common stock in order to raise such additional funding, we will in all likelihood amend our certificate of incorporation to increase the number of authorized shares of common stock.  This amendment would require the approval of our stockholders.  The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.

Recent Accounting Pronouncements

Our “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods.  We have identified the following as our critical accounting policies: revenue recognition, research and development, equity compensation, net deferred tax asset valuation allowance, and accounting for derivative financial instruments.  For a discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

RESULTS OF OPERATIONS – THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

REVENUES

We recognized $208,333 of revenues in each of the three-month periods ended March 31, 2008 and March 31, 2007 from the recognition of part of our initial funds and annual research and development support received from our collaboration with Eli Lilly and Company.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding for research & development programs, funding of research related to license agreements, scientific consultant expenses and overhead costs.  Research and development expenses for the three-month period ended March 31, 2008 decreased 17% or $74,260 to $350,960 from $425,220 for the three-month period ended March 31, 2007.  Below is a summary of our research and development expenses:

	For the three months ended March 31,		Increase/
	2008	2007	(Decrease)
Compensation, taxes and benefits	$119,988	$222,781	$(102,793)
Program R & D funding, license fees and consulting	192,987	162,607	30,380
Rent, telephone and utilities	27,954	26,596	1,358
Stock option compensation expense	-	3,145	(3,145)
Other research and development expenses	10,031	10,091	(60)
Total Research and Development Expenses	$350,960	$425,220	$(74,260)

This decrease was primarily due to a decrease in compensation related expenses caused by a restructuring of our VP – R & D position in the fourth quarter of 2007.  This decrease was partially offset by an increase in our program R & D funding.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value.  Non-cash expense for all stock based payments in 2008 was $0 and in 2007 was $3,145. We estimate that we may incur costs of approximately $120,000 to $150,000 per month on research and development activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, our development schedule, and our progress.  Results of preclinical studies, clinical trials, regulatory decisions and competitive developments for our diagnostic programs may significantly increase the amount of our research and development expenditures.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, legal and accounting expenses, and occupancy related expenses.  General and administrative expenses for the three-month period ended March 31, 2008 decreased 4% or $20,950 to $477,294 from $498,244 for the three-month period ended March 31, 2007.  Below is a summary of our general and administrative expenses:

	For the three months ended March 31,		Increase/
	2008	2007	(Decrease)
Compensation, taxes and benefits	$180,399	$167,385	$13,014
Consulting	26,175	42,925	(16,750)
Professional fees	108,866	106,652	2,214
Rent, telephone and utilities	10,964	11,361	(397)
Stock option compensation expense	111,159	105,528	5,631
Other general and administrative expenses	39,731	64,393	(24,662)
Total General and Administrative Expenses	$477,294	$498,244	$(20,950)

This decrease is primarily due to a decrease in consulting costs and other general and administrative costs due to a reduction in IR/PR expense.  The decrease was partially offset by increases in non-cash stock option compensation expense and an increase in compensation costs.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value.  Non-cash expense for all stock based payments in 2008 was $111,159 and in 2007 was $105,528.  The increase in compensation related expense is primarily due to increases in officer compensation and an increase in the cost of benefits.  We estimate that we may incur costs of approximately $120,000 to $150,000 per month on general and administrative activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, SEC requirements, and our development schedule.

OTHER (INCOME) EXPENSE

We did not incur any interest expense for the three-month period ended March 31, 2008.  Interest expense for the three-month period ended March 31, 2007 was $12,159, primarily due to $11,159 non-cash amortization of debt discount and $1,000 accrued interest related to the bridge loan.  Interest income for the three-month period ended March 31, 2008 increased 150% or $12,780, to $21,313 from $8,533 for the three-month period ended March 31, 2007.  The increase is primarily due to higher average invested balances and a higher rate of return.

We currently do not hedge foreign exchange transaction exposures.  Our assets and liabilities denominated in foreign currencies are immaterial.

ITEM 4.	CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007 and updated the evaluation as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described in the December 31, 2007 “Report of Management on Applied NeuroSolutions, Inc.’s Internal Control over Financial Reporting” which was filed in our annual report on Form 10-KSB for the year ended December 31, 2007), our chief executive officer and chief financial officer concluded that as of March 31, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)    Internal Controls Over Financial Reporting.    There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NEUROSOLUTIONS, INC.

Dated: May 14, 2008
By: /s/ DAVID ELLISON
Chief Financial Officer
(Principal Financial
and Accounting Officer)