Form 10-Q
period 2008-06-30
APPLIED NEUROSOLUTIONS INC
filed 2008-08-14
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934	for the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  001-13835

APPLIED NEUROSOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	39-1661164
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Lakeview Parkway, Suite 111, Vernon Hills, IL  60061
(Address of principal executive offices)

(847) 573-8000
(Registrant’s telephone number)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

The number of shares of issuer’s outstanding common stock, $0.0025 par value, as of August 12, 2008 was 130,217,808.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash	$1,990,178	$2,960,141
Prepaids and other current assets	51,759	73,615
Total current assets	2,041,937	3,033,756
Property and equipment:
Equipment and leaseholds	2,168,498	2,167,515
Accumulated depreciation and amortization	(2,148,601)	(2,140,321)
Net property and equipment	19,897	27,194
Other assets:
Prepaids	9,254	20,124
Deposits	8,281	8,641
Total other assets	17,535	28,765
Total assets	$2,079,369	$3,089,715

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$89,254	$74,170
Deferred revenues	583,333	333,333
Accrued consultant fees	50,000	4,800
Accrued wages	-	120,000
Accrued vacation wages	42,044	39,060
Accrued 401k match	22,896	53,672
Other accrued expenses	22,170	28,797
Total current liabilities	809,697	653,832

Deferred revenues, net of current portion	134,732	301,399
Total long-term liabilities	134,732	301,399

Stockholders’ equity:
Preferred stock, $0.0025 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0025 par value; 200,000,000 shares authorized; 130,217,808 shares issued and outstanding	325,547	325,547
Treasury stock; 23,294 shares, at cost	(10,614)	(10,614)
Additional paid-in capital	50,035,453	49,850,566
Deficit accumulated during the development stage	(49,215,446)	(48,031,015)
Total stockholders’ equity	1,134,940	2,134,484
Total liabilities and stockholders’ equity	$2,079,369	$3,089,715

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30		Period from March 14, 1992 (inception) to
	2008	2007	2008	2007	June 30, 2008

Research agreement revenues	$-	$250,000	$-	$250,000	$1,702,700
Collaboration revenues	208,333	208,333	416,667	416,667	1,281,934
Grant revenues	-	-	-	-	669,022
Total revenues	208,333	458,333	416,667	666,667	3,653,656

Operating expenses:
Research and development	360,513	500,746	711,525	925,991	31,752,193
General and administrative	444,758	494,857	922,001	993,077	17,376,341
Loss on impairment of intangible assets	-	-	-	-	411,016
Loss on writedown of leasehold improvements	-	-	-	-	1,406,057
Total operating expenses	805,271	995,603	1,633,526	1,919,068	50,945,607

Operating loss	(596,938)	(537,270)	(1,216,859)	(1,252,401)	(47,291,951)

Other (income) expense:
Interest expense	-	-	-	12,159	716,344
Interest income	(11,116)	(12,959)	(32,428)	(21,492)	(910,943)
Amortization of debt discount	-	-	-	-	272,837
Beneficial conversion of debt to equity	-	-	-	-	274,072
Inducement to convert debt to equity	-	-	-	-	1,631,107
Cost of fund raising activities	-	-	-	-	62,582
Loss on extinguishments of debt	-	-	-	-	4,707,939
Gain on derivative instrument, net	-	-	-	-	(4,894,163)
Net other (income) expense	-	-	-	-	63,720
Total other (income) expense	(11,116)	(12,959)	(32,428)	(9,333)	1,923,495

Net loss	(585,822)	(524,311)	(1,184,431)	(1,243,068)	(49,215,446)

Less: Deemed dividend to common stockholders	-	(391,312)	-	(391,312)	(391,312)
Less: Fair value of induced preferred stock conversion	-	-	-	-	(1,866,620)
Net loss attributable to common stockholders	$(585,822)	$(915,623)	$(1,184,431)	$(1,634,380)	$(51,473,378)

Basic and diluted loss per common share:
Net loss attributable to common stockholders per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)	$(1.42)
Weighted average shares outstanding	130,217,808	108,884,956	130,217,808	103,647,429	36,254,660

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Period from March 14, 1992 (inception) to
	2008	2007	June 30, 2008

Cash flows from operating activities
Net loss	$(1,184,431)	$(1,243,068)	$(49,215,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,280	9,840	2,633,694
Non-cash expense for equity compensation	4,500	-	2,383,741
Non-cash (income) expense for equity compensation to employees and directors	180,386	256,727	2,764,054
Non-cash interest expense	-	11,159	334,912
Amortization of deferred financing costs	-	-	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non-cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishment of debt	-	-	4,707,939
Non-cash income for gain on derivative instrument	-	-	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold improvements	-	-	1,406,057
Loss in impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	-	62,582
Changes in assets and liabilities:
Accounts receivable	-	250,000	203,290
Prepaids and other assets	33,086	(50,899)	(54,576)
Accounts payable	15,084	(108,200)	185,858
Deferred revenues	83,333	(166,667)	718,065
Accrued wages	(120,000)	(23,060)	-
Accrued consultant fees	45,200	(8,600)	75,000
Accrued vacation wages	2,984	3,304	42,044
Other accrued expenses	(37,402)	(48,296)	168,216
Net cash used in operating activities	(968,980)	(1,117,760)	(35,722,976)

Cash flows from investing activities
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	(983)	(708)	(4,045,511)
Net cash used in investing activities	(983)	(708)	(4,385,340)

APPLIED NEUROSOLUTIONS, INC. (a development stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Period from March 14, 1992 (inception) to
	2008	2007	June 30, 2008
Cash flows from financing activities
Proceeds from issuance of preferred stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	-	-	22,433,555
Proceeds from exercise of warrants	-	1,697,308	2,818,128
Proceeds from exercise of options	-	-	76,531
Proceeds from issuance (repayment) of debt	-	(500,000)	-
Deferred financing costs incurred	-	-	(111,000)
Advances from (repayments to) director and shareholders	-	-	120,000
Principal payments under capital lease	-	-	(11,766)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement penalties	-	-	(84,000)
Payments to repurchase common stock	-	-	(10,614)
Payments received for employee stock purchase notes receivable	-	-	235,610
Net cash provided by (used in) financing activities	-	1,197,308	42,098,494

Net increase (decrease) in cash	(969,963)	78,840	1,990,178

Cash at beginning of period	2,960,141	1,433,250	-

Cash at end of period	$1,990,178	$1,512,090	$1,990,178

Supplemental cash flow information
Cash paid for interest	$-	$30,000	$72,090

Supplemental disclosure of non-cash investing and financing activities
Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired for accounts payable	$-	$-	$31,649
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$-	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$-	$136,188

See accompanying notes to consolidated financial statements.

 APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.                      BUSINESS

Applied NeuroSolutions, Inc. (“APNS” or “the Company”) is a development stage biotechnology company focused on the development of products for the early diagnosis and treatment of Alzheimer's disease (“AD”).

Alzheimer’s disease is the most common cause of dementia among people age 65 and older.  Dementia is the loss of memory, reason, judgment and language to such an extent that it interferes with a person’s daily life and activities.  Currently it is estimated that over five million people in the U.S., and almost 30 million worldwide, have Alzheimer’s disease and the national cost of caring for people with Alzheimer’s is estimated to exceed $148 billion annually.  By 2050, it is estimated that 16 million people in the U.S. will have Alzheimer’s, and the  global prevalence of Alzheimer’s is expected to be greater than 100 million.

The Company’s core technology in the AD field is based on exclusive licenses with Albert Einstein College of Medicine (“AECOM”) covering all diagnostic and therapeutic applications in the field of neurodegenerative disease discovered in the AECOM laboratories of Peter Davies, Ph.D.  Dr. Davies, the Company’s founding scientist, is  the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at AECOM, and was the recipient of the Lifetime Achievement Award in Alzheimer’s Disease at the Alzheimer’s Association’s 11th International Conference on Alzheimer’s Disease (“ICAD”) held in Chicago in July 2008.  Dr. Davies has focused his research primarily on Alzheimer’s disease and the roll of certain proteins, primarily hyperphosphorylated tau, which are involved in the formation of neurofibrillary tangles within neurons (nerve cells).  Excessive phosphorylation of tau (the addition of one or more phosphate groups, which are comprised of phosphorous and oxygen, to a molecule) prevents it from stabilizing microtubules, thereby causing the breakdown of the transit system of the nerve cell.  This internal neuronal damage leads to the development of the paired helical filaments and neurofibrillary tangles which are contributing factors to the eventual death of the neurons related to Alzheimer’s disease.  Tau in this abnormally phosphorylated form is the building block for the paired helical filaments and the neurofibrillary tangles (“NFTs”); one of the hallmark pathologies associated with AD.  There is a high correlation among the presence of hyperphosphorylated tau, NFTs and AD.  Thus, it is believed that the hyperphosphorylated tau represents an early abnormality in the progression of Alzheimer’s disease.  Research described in numerous articles published in peer-reviewed scientific journals demonstrates that abnormal tau represents an appropriate target for research on neurodegenerative diseases, such as Alzheimer’s disease.  Dr. Davies has been applying his expertise in research directed towards abnormal tau for many years and, together with Applied NeuroSolutions scientists, has developed a large number of proprietary antibodies and tools which are being used in the development of our diagnostic pipeline to detect AD, and targets directed at AD therapeutic solutions.

In November 2006, APNS entered into a collaboration agreement with Eli Lilly and Company (“Lilly”).   APNS and Lilly are engaged in the discovery and development of novel therapeutics for the development of treatments for Alzheimer’s disease based upon an approach developed by Dr. Davies.  As a result of Dr. Davies’ research, APNS and Lilly are focused on discovery of unique therapeutics that may be involved in a common intracellular phosphorylation pathway leading to the development of the abnormal, destructive brain structures, amyloid plaques and neurofibrillary tangles, that are characteristic of Alzheimer’s disease.  APNS has identified various biomarkers that the Company believes will aid in the development of diagnostics and drug specific diagnostic markers that could also play a role in the development of new AD treatments.

Pursuant to the collaboration agreement,  Lilly received the exclusive worldwide rights to the intellectual property related to APNS’s expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles in the development of AD therapeutics.  Pursuant to the terms of the agreement, APNS received $2 million in cash, including an equity investment of $500,000, from Lilly, plus APNS is receiving annual research and development support for the duration of the collaboration agreement.  In addition, Lilly will, based on the achievement of certain defined milestones, provide APNS over time with up to a total sum of  $20 million in milestone payments for advancing the APNS proprietary target to a therapeutic compound.  The collaboration has also made progress on other targets that are part of the collaboration that could provide milestone payments to APNS over time of up to a total sum of $10 million for advancing each of these other targets to a therapeutic compound.  There is no limit to the number of targets for which APNS could receive milestone payments from Lilly.  Royalties are to be paid to APNS for AD drug compounds brought to market that result from the collaboration.  There is no limit on the number of drug compounds for which royalty payments may be due to APNS.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from this collaboration.

Since the start of APNS’s collaboration with Eli Lilly & Company, the collaboration management structure, working teams and external resources have become fully operational.  The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS.  Key in-vivo models have been established with the goal to validate APNS’s proprietary tau-based target.  The collaboration with Lilly has made good progress on the milestones established by the program management for the proprietary  APNS target.  The APNS proprietary tau-based target has now achieved two significant unpaid program milestones: the first one in the second quarter of 2007 and the second one in the first quarter of 2008.  The next milestone, if achieved, would be the first milestone for which APNS receives a cash payment from Lilly.  This first paid milestone is targeted for achievement in late 2008 to early 2009.  APNS’s collaboration with Lilly continues to make good progress toward additional tau-based targets with an additional target being screened and validation studies underway for other targets.

APNS has also been developing both cerebrospinal fluid (“CSF”)-based and serum-based tests to detect AD at an early stage.  In a research setting, the Company’s CSF-based test, which detects P-Tau 231, has demonstrated an ability to differentiate AD patients from those with other diseases that have similar symptoms. This test is based on extensive testing in the APNS lab, utilizing in excess of 2,000 CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as age-matched healthy controls.  The data generated from the broad range of studies performed by both U.S. and international academic researchers have been published in 21 peer-reviewed articles in leading neurology and other scientific journals.  The CSF-based P-Tau 231 test has demonstrated, based on published research validation studies, overall sensitivity and specificity in the range of 85% to 95%.

Given the strong body of scientific data available for APNS’s P-Tau 231 test as a viable biomarker for Alzheimer’s disease, coupled with the growing number of clinical trials directed at creating improved therapeutic solutions for AD patients, APNS has initiated a business development program to offer to pharmaceutical, biotechnology, imaging and other clinical trial support companies the opportunity to use its CSF-based P-Tau 231 test as a cost-effective tool to help optimize their programs.  APNS and Dr. Davies met with companies that had expressed an interest in utilizing the P-Tau 231 diagnostic test.  The meetings took place at the July 2008 International Conference on Alzheimer’s Disease (“ICAD”) meeting in Chicago.  Net revenue that may be generated by performing this test for interested customers could be deployed to continue progress toward the Company’s goal of developing a serum-based test for the early diagnosis of AD.

APNS is utilizing the knowledge gained during the development of its CSF-based diagnostic test to develop two types of serum-based tests to detect Alzheimer’s disease: one to “rule out” AD and one, utilizing the Company’s P-Tau 231 biomarker, to support the diagnosis of AD.  Throughout 2006,  APNS scientists, working with external technical expertise, developed an important understanding of the tools necessary to advance the development of a serum-based AD diagnostic test with scientifically accepted tau-based biomarkers.  This resulted in APNS creating a robust project plan.  The Company began developing these key tools in early 2007 and established 2008 milestones for the development of serum-based diagnostic tests.

As part of the Company’s project plan, in 2007, APNS secured additional expertise and resources by conducting a scientific advisory board meeting that brought together APNS scientists, Dr. Davies and three outside diagnostic experts to assist the Company in assessing the most effective approaches and resources to advance its diagnostic development programs.  Through 2007, APNS followed its work plans to develop program related tools and achieved a key milestone in the first quarter of 2008 by identifying several tools that met its requirements.  These tools will support advancing development of a “rule out” serum based test for AD.  Additional tool options to support a “rule out” test are also in development.  APNS successfully met its next key milestone in the second quarter of 2008 through the creation of proprietary tau-based tools required for the development of a serum-based test to support the early diagnosis of AD, utilizing the Company’s P-Tau 231 biomarker.  These new P-Tau related tools may also allow the Company to enhance the commercial viability of its CSF-based test.

Throughout the tool development process APNS has been identifying specialized technologies that the Company believes are necessary to advance its serum diagnostic development programs.  The goal of collaboration is to bring together a company’s proprietary technology and related know-how with APNS’ new proprietary tools and extensive knowledge of the protein tau, and determine the opportunity for a joint effort to develop a serum-based diagnostic test.  Technology assessments and discussions with companies for initial collaborations led to the establishment of key working arrangements with a number of specialized technology companies, putting APNS on track to establish feasibility for its serum-based diagnostic tests by year end 2008.

In order to maximize the value, and minimize the time to commercialization, of its diagnostic programs, APNS is exploring additional partnerships, including collaborations, strategic and technical alliances and/or licensing arrangements.  The Company is having discussions with experts and companies regarding various approaches, technologies and opportunities for collaboration and to advance the development of its diagnostic tests towards commercialization.

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

After the Merger, APNS had two wholly-owned operating subsidiaries, which were dissolved during 2004.  The assets of these dissolved subsidiaries were transferred to APNS.

One of the wholly-owned operating subsidiaries dissolved was MGC, a development stage biopharmaceutical company incorporated in November 1991, with operations commencing in March 1992, to develop diagnostics to detect AD, and therapeutic targets directed at AD solutions.

The other wholly-owned operating subsidiary dissolved was Hemoxymed Europe, SAS, a development stage biopharmaceutical company incorporated in February 1995 to develop therapies aimed at improving tissue oxygenation by increasing oxygen release from hemoglobin to provide therapeutic value to patients with serious, medical needs.  The Company is not currently funding the development of this technology.

The Company is subject to risks and uncertainties common to small-cap and micro-cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations.  The Company has experienced significant operating losses since its inception.  As of June 30, 2008, the Company has an accumulated deficit of approximately $49.2 million.  Notwithstanding payments that APNS may receive under its collaboration agreement with Eli Lilly and Company, the Company expects to incur operating losses over the next several years as its research and development efforts continue.  The Company needs to raise additional capital prior to the end of the first quarter 2009 to continue its operations.

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

The financial statements are prepared assuming that the Company would continue as a going concern.  The Company has had recurring net losses and has an accumulated deficit of approximately $49.2 million as of June 30, 2008.  These conditions raise substantial doubt about its ability to continue as a going concern.  The Company anticipates that its cash balances at June 30, 2008, coupled with its annual R & D support from Eli Lilly and Company, should be sufficient to fund operations through the first quarter of 2009.  The Company will need additional funding prior to the end of the first quarter of 2009 in order to continue its research, product development and operations.  Since the Company does not expect to generate any material revenues for the foreseeable future, its ability to continue as a going concern depends, in large part, on its ability to raise additional capital prior to the end of the first quarter 2009, either through some form of collaboration or joint venture or debt or equity financing, which may include the exercise of outstanding stock options and/or warrants.  If the Company is unable to raise additional capital, it may be forced to discontinue its business.

NOTE 3.                      STOCK BASED COMPENSATION

On March 7, 2008, the Board of Directors approved a grant of 117,185 stock options to each of the four outside directors of the Company (468,740 stock options in total) as part of each outside director’s compensation per the director compensation program.  The value of these options was calculated based on the Black-Scholes valuation model using the following assumptions; risk free interest rate 1.53%; dividend 0.00%; expected volatility 246.38%; and expected life 2 years.  The total value of these options, $43,113, will be amortized, and included in general and administrative expense, over the vesting life of the options.

No options were granted in the three months ended June 30, 2008 and 2007.  319,820 options expired, unexercised during the three months ended June 30, 2008 and 136,851 options expired, unexercised, during the three months ended June 30, 2007.  As of June 30, 2008, 19,391,267 options were outstanding.  10,724,600 outstanding stock options were granted under the Company’s 2003 stock option plan and 8,666,667 outstanding stock options were granted outside the 2003 stock option plan.  As of June 30, 2008, there was approximately $228,923 of total unrecognized non-cash compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted-average period of 1.30 years.

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

For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants, restricted stock and convertible investor bridge loans excluded from the computation because their effect is antidilutive.  The Company had 19,391,267 stock options and 44,523,903 warrants outstanding to issue common stock at June 30, 2008.  The Company had 20,315,680 stock options and 38,296,417 warrants outstanding to issue common stock at June 30, 2007.

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

Future minimum payments, as of June 30, 2008, under the above agreements are as follows:

Year-ending December 31,	Collaborations	Consulting
2008-remainder of year	$ 250,000	$ 45,000
2009	500,000	-
2010	500,000	-
2011	500,000	-
2012	500,000	-
Total	$ 2,250,000	$ 45,000

The Company is obligated to pay AECOM $500,000 each year subsequent to 2007 that the AECOM agreements are still in effect.  In addition, the Company is obligated to pay AECOM a percentage of all revenues received from selling and/or licensing aspects of the AD technology licensed from AECOM that exceeds the minimum obligations reflected in the annual license maintenance payments.  The Company can terminate the Agreements at any time with sixty days written notice, but would be required to return all rights granted under the Agreements to AECOM and reimburse AECOM for any salary obligations undertaken by AECOM for the research projects covered by the Agreements for up to one year from the termination date.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.

OVERVIEW

Our business strategy is to build on our strong scientific research, and commitment to develop a range of solutions to meet the unmet needs of the growing number of Alzheimer patients. Through our tau based approach we continue to develop proprietary technology, know-how and tools. We are seeking to offer options for early diagnosis and high impact therapeutic solutions that will enhance the physicians’ ability to effectively manage their patient’s treatment.  We have recently initiated a business development program to offer to pharmaceutical, biotechnology, imaging and other clinical trial support companies the opportunity to use our CSF-based P-Tau 231 test as a cost-effective tool to help optimize their clinical trial programs.

Our unique science, stemming from the work of our founding scientist, Peter Davies, Ph.D., is focused on developing a range of diagnostic tests.  In addition, through our collaboration with a top tier Pharmaceutical company, Eli Lilly and Company, our tau-based science is the foundation of the development and commercialization of novel therapeutics to modify the course of AD.  During the first half of 2008, we achieved three important program milestones; we passed a significant unpaid program milestone in our therapeutic program collaboration with Eli Lilly and Company, we identified tools that meet our requirements to advance our serum diagnostic development program to “rule out” AD, and we created proprietary tau-based tools required for the development of a serum-based test to support the early diagnosis of AD, utilizing our P-Tau 231 biomarker.  Our principal development programs, and plan of operation for each, are as follows:

•
AD Therapeutic Program – We are involved in the discovery and development of novel therapeutic targets for the development of treatments for Alzheimer’s disease based upon a concept developed by Dr. Davies, the Company’s founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at AECOM.  As a result of Dr. Davies’ research, and the Company’s expertise, we are focused on discovery of unique targets that may be involved in a common intracellular phosphorylation pathway leading to the development of the abnormal, destructive brain structures, amyloid plaques and neurofibrillary tangles, that are characteristic of Alzheimer’s disease.  A patent application was filed in 2005 covering Dr. Davies work relative to the therapeutic work.  In November 2006, we entered into an agreement with Eli Lilly and Company to develop therapeutics to treat AD.  The agreement forms a collaboration that combines the expertise, research tools and tau-based approach advanced by Dr. Davies and our team at APNS, with the scientists, therapeutic development expertise and financial resources at Eli Lilly and Company.  The agreement calls for Lilly to receive the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from our collaboration.

Since the start of our collaboration with Lilly, the collaboration management structure, working teams and external resources have become fully operational.  The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS.  Key in-vivo models have been established with the goal to validate our proprietary target.  Our collaboration with Lilly has made good progress on the milestones established by the program management for the proprietary APNS target.  The APNS proprietary target has now achieved two significant unpaid program milestones, the first one in the second quarter of 2007 and the second one in the first quarter of 2008.  The next milestone, if achieved, would be the first milestone for which APNS receives a cash payment from Lilly.  Our first paid milestone is targeted for achievement in late 2008 to early 2009.  Our collaboration with Lilly continues to make good progress toward additional tau-based targets with an additional target being screened and validation studies underway for other targets.

•
AD Diagnostic Program – Our diagnostic program is based on Dr. Davies’ research of the tau pathology, and revolves around developing a pipeline of diagnostic tests that could include: (i) the detection of hyperphosphorylated tau in CSF, (ii) a screening test to rule out AD in serum, and (iii) the detection of hyperphosphorylated tau in serum.  Our product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD.  This diagnostic, based upon the detection of a certain AD associated protein found in the CSF of AD patients (P-Tau 231), has demonstrated, based on published research validation studies, an overall sensitivity and specificity in the range of 85% to 95% (depending on patient diagnosis).  This test is based on extensive testing in our lab, utilizing in excess of 2,000 CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as age-matched healthy controls.  We are continuing development of our P-Tau 231CSF-based diagnostic test to enhance its commercial viability.

CSF-Based Diagnostic - Our most recent research has sought to further substantiate the utility of the test in the mild cognitive impairment (“MCI”) population.  Two studies published in 2007 show the ability of our CSF-based test to be a strong predictor of the decline from MCI to AD.  The September 2007 online edition of Neurobiology of Aging presented a study comparing five of the best-known CSF biomarkers for AD.  Our P-Tau 231 biomarker was the strongest predictor of the decline from MCI to AD.  The December 2007 issue of Neurology published an internationally based multi-center study that demonstrated our P-Tau 231 biomarker was a significant predictor of the decline from MCI to AD in a clinically useful time period of 1.5 years.  Studies published in the December 2005 edition of Neuroscience Letters and in the March 2006 journal Neurobiology of Aging support the use of our P-Tau 231 CSF-based diagnostic test in identifying individuals with MCI who, over time, are most likely to develop AD.  Current data seems to suggest that 60% to 80% of individuals with MCI will eventually progress to AD.  As a neurodegenerative disease, it is theorized that early detection of AD could greatly enhance the ability of current and future therapies to better manage the disease.  A study published in the January 2004 edition of Archives of General Psychiatry has shown that detecting phosphorylated tau (“P-Tau”) proteins in CSF comes closest to fulfilling the criteria of a biological marker for AD.  This publication reported that our P-Tau 231 CSF-based test exceeded standards for an AD diagnostic test established by the National Institute of Aging and the Ronald and Nancy Reagan Research Institute of the Alzheimer’s Association in a 1998 published “Consensus Report”.  It was determined by that group that a successful biological marker would be one that had a sensitivity level and specificity level of at least 80%.  A Position Paper, “Research Criteria for the Diagnosis of Alzheimer’s Disease: Revising the NINCDS-ADRDA Criteria”, was published in the August 2007 edition of Lancet Neurology that describes suggested revisions to the criteria for the diagnosis of Alzheimer’s disease, including the use of CSF biomarkers, specifically referencing our P-Tau 231 CSF-based test.

Serum-Based Diagnostic - We are utilizing the knowledge gained during the development of our CSF-based diagnostic test to develop two types of serum-based tests to detect Alzheimer’s disease: one to “rule out” AD and one, utilizing our P-Tau 231 biomarker, to support the diagnosis of AD.  Throughout 2006, APNS scientists, working with external technical expertise, developed an important understanding of the tools necessary to advance the development of a serum-based AD diagnostic test with scientifically accepted tau-based biomarkers.  This resulted in APNS creating a robust project plan.  We began developing these key tools in early 2007 and established 2008 milestones for the development of serum-based diagnostic tests.

As part of our project plan, in 2007, we secured additional expertise and resources by conducting a scientific advisory board meeting that brought together APNS scientists, Dr. Davies and three outside diagnostic experts to assist us in assessing the most effective approaches and resources to advance our diagnostic development programs.  Through 2007, we followed our work plans to develop program related tools.  We achieved a key milestone in the first quarter of 2008 by identifying several tools that meet our requirements.  These tools will support advancing development of a “rule out” serum based test for AD.  Additional tool options to support a “rule out” test are also in development.  We successfully met our next key milestone in the second quarter of 2008 through the creation of proprietary tau-based tools required for the development of a serum-based test to support the early diagnosis of AD, utilizing our P-Tau 231 biomarker.  These new P-Tau related tools may also allow us to enhance the commercial viability of our CSF-based test.

Throughout the tool development process we have been assessing specialized technologies that we believe are necessary to advance our serum diagnostic development programs.  The goal of collaboration is to bring together a company’s proprietary technology and related know-how with APNS’ new proprietary tools and extensive knowledge of the protein tau, and determine the opportunity for a joint effort to develop a serum-based diagnostic test.  Technology assessments and discussions with companies for initial collaborations led to the establishment of key working arrangements with a number of specialized technology companies, putting us on track to establish feasibility for our serum-based diagnostic tests by year end 2008.

CSF-Based Diagnostic Test Business Development Program - Given the strong body of scientific data available for our P-Tau 231 test, coupled with the growing number of clinical trials directed at creating improved therapeutic solutions for AD patients, APNS has initiated a business development program to offer to pharmaceutical, biotechnology, imaging and other clinical trial support companies the opportunity to use our CSF-based P-Tau 231 test as a cost-effective tool to help optimize their programs.  APNS and Dr. Davies met with companies that had expressed an interest in utilizing the P-Tau 231 diagnostic test.  The meetings took place at the July 2008 International Conference on Alzheimer’s Disease (“ICAD”) meeting in Chicago.  Net revenue we may generate by performing our test for interested customers could be deployed to continue progress toward our goal of developing a serum-based test for the early diagnosis of AD.

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

Liquidity and Capital Resources

As of June 30, 2008, we had a cash balance of $1,990,178.  We anticipate that our cash balance at June 30, 2008, coupled with our annual R & D support from Eli Lilly and Company, should be sufficient to fund our current planned development activities and operating expenses through the first quarter of 2009.  We will need additional funding during the first quarter of 2009 to continue our research, product development and our operations.  We intend to seek such additional funding through private and/or public financing, through exercise of currently outstanding stock options and warrants or through collaborative or other arrangements with partners.  If we need to sell additional shares of common stock in order to raise such additional funding, we will in all likelihood amend our certificate of incorporation to increase the number of authorized shares of common stock that are available to issue in a future funding.  This amendment would require the approval of our stockholders.  The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.

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

RESULTS OF OPERATIONS – THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

REVENUES

We recognized $208,333 of revenues in each of the three-month periods ended June 30, 2008 and June 30, 2007 from the recognition of part of our initial funds and annual research and development support received from our collaboration with Eli Lilly and Company.  In addition, we recognized $250,000 of revenues from a research agreement in the three-month period ended June 30, 2007.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding for research & development programs, funding of research related to license agreements, scientific consultant expenses and overhead costs.  Research and development expenses for the three-month period ended June 30, 2008 decreased 28%, or $140,233, to $360,513 from $500,746 for the three-month period ended June 30, 2007.  Below is a summary of our research and development expenses:

	For the three months ended June 30,		Increase/
	2008	2007	(Decrease)
Compensation, taxes and benefits	$111,920	$217,457	$(105,537)
Program R & D funding, license fees and consulting	206,685	244,857	(38,172)
Rent, telephone and utilities	28,108	27,425	683
Stock option compensation expense	-	92	(92)
Other research and development expenses	13,800	10,915	2,885
Total Research and Development Expenses	$360,513	$500,746	$(140,233)

This decrease was primarily due to a decrease in compensation related expenses caused by a restructuring of our R & D management in the fourth quarter of 2007 that was partially offset by an increase in the cost of existing employee benefits.  The decrease in program R & D funding, license fees and consulting was primarily due to a $78,989 decrease in license fees and other costs related to the sale of transgenic mice that was  partially offset by an increase in our program R & D funding of $40,817.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value.  Non-cash expense for all stock based payments in 2008 was $0 and in 2007 was $92. We estimate that we may incur costs of approximately $120,000 to $150,000 per month on research and development activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, our development schedule, and our progress.  Results of preclinical studies, clinical trials, regulatory decisions and competitive developments for our diagnostic programs may significantly increase the amount of our research and development expenditures.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes; public company compliance expenses, including legal and accounting expenses; and occupancy related expenses.  General and administrative expenses for the three-month period ended June 30, 2008 decreased 10%, or $50,099, to $444,758 from $494,857 for the three-month period ended June 30, 2008.  Below is a summary of our general and administrative expenses:

	For the three months ended June 30,		Increase/
	2008	2007	(Decrease)
Compensation, taxes and benefits	$178,789	$161,479	$17,310
Consulting	64,875	32,000	32,875
Professional fees	75,399	88,978	(13,579)
Rent, telephone and utilities	10,765	11,567	(802)
Stock option compensation expense	73,727	147,961	(74,234)
Other general and administrative expenses	41,203	52,872	(11,669)
Total General and Administrative Expenses	$444,758	$494,857	$(50,099)

This decrease is primarily due to a decrease in non-cash stock option compensation expense.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value.  Non-cash expense for all stock based payments in 2008 was $73,727 and in 2007 was $147,961.  The decrease in this non-cash compensation expense is primarily due to the reduction in the amortization of larger option grants from 2006 and the expense from a warrant grant in 2007, which was partially offset by the amortization of new option grants and new restricted stock grants in the second half of 2007 and the first half of 2008.  This decrease was partially offset by an increase in consulting expense and compensation related expenses.  The consulting increase is due to new diagnostic and business development consulting contracts in the second quarter.  The increase in compensation related expense is primarily due to increases in the cost of employee compensation and existing benefits.  We estimate that we may incur costs of approximately $120,000 to $150,000 per month on general and administrative activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, SEC requirements, and our development schedule.

OTHER (INCOME) EXPENSE

We did not incur any interest expense for the three-month periods ended June 30, 2008 and June 30, 2007.    Interest income for the three-month period ended June 30, 2008 decreased 14%, or $1,843, to $11,116 from $12,959 for the three-month period ended June 30, 2007.  The decrease is primarily due to a lower rate of return.

RESULTS OF OPERATIONS – THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

REVENUES

We did not complete any research agreements in the six-month period ended June 30, 2008.  We completed one research agreement in the six-month period ended June 30, 2007 and recognized $250,000 of revenue.  We recognized $416,667 of revenues in the each of the six-month periods ended June 30, 2008 and 2007 from the recognition of part of our initial funds and annual research and development support received from our collaboration with Eli Lilly and Company.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding for research & development programs, funding of research related to license agreements, scientific consultant expenses and overhead costs.  Research and development expenses for the six-month period ended June 30, 2008 decreased 23%, or $214,466, to $711,525 from $925,991 for the six-month period ended June 30, 2007.  Below is a summary of our research and development expenses:

	For the six months ended June 30,		Increase/
	2008	2007	(Decrease)
Compensation, taxes and benefits	$231,887	$440,261	$(208,374)
Program R & D funding, license fees and consulting	399,670	407,465	(7,795)
Rent, telephone and utilities	56,063	54,021	2,042
Stock option compensation expense	-	3,238	(3,238)
Other research and development expenses	23,905	21,006	2,899
Total Research and Development Expenses	$711,525	$925,991	$(214,466)

This decrease is primarily due to a decrease in compensation related expenses caused by a restructuring of our R & D management in the fourth quarter of 2007 that was partially offset by an increase in the cost of existing employee benefits.  The decrease in program R & D funding, license fees and consulting was primarily due to an $81,489 decrease in license fees and other costs related to the sale of transgenic mice.  This decrease was partially offset by an increase in our program R & D funding of $73,694.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Non-cash expense for all stock based payments was $0 in 2008 and was $3,238 in 2007.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes; public company compliance expenses, including legal and accounting expenses; and occupancy related expenses.  General and administrative expenses for the six-month period ended June 30, 2008 decreased 7%, or $71,076, to $922,001 from $993,077 for the six-month period ended June 30, 2007.  Below is a summary of our general and administrative expenses:

	For the six months ended June 30,		Increase/
	2008	2007	(Decrease)
Compensation, taxes and benefits	$359,209	$328,841	$30,368
Consulting	90,000	74,925	15,075
Professional fees	185,315	195,631	(10,316)
Rent, telephone and utilities	21,729	22,928	(1,199)
Stock option compensation expense	184,886	253,489	(68,603)
Other general and administrative expenses	80,862	117,263	(36,401)
Total General and Administrative Expenses	$922,001	$993,077	$(71,076)

This decrease is primarily due to a decrease in non-cash costs associated with expensing stock options and warrants and a decrease in other G & A expenses that is partially offset by an increase in compensation costs.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Non-cash expense for all stock option based payments and warrant based payments in 2008 was $184,886 and in 2007 was $253,489.  The decrease in this non-cash compensation expense is primarily due to the reduction in the amortization of larger option grants from 2006 and the expense from a warrant grant in 2007, which was partially offset by the amortization of new option grants and new restricted stock grants in the second half of 2007 and the first half of 2008.  The decrease in other G & A expenses is primarily due to a $15,261 decrease in D & O insurance due to rate reductions and an $18,513 decrease in travel related expenditures.  The increase in compensation related expense is primarily due to increases in employee compensation and existing benefits.

OTHER (INCOME) EXPENSE

We did not incur any interest expense for the six-month period ended June 30, 2008.  Interest expense for the six-month period ended June 30, 2007 was $12,159, primarily due to $11,159 non-cash amortization of debt discount and $1,000 accrued interest related to the bridge loan.  Interest income for the six-month period ended June 30, 2008 increased 51%, or $10,936, to $32,428 from $21,492 for the six-month period ended June 30, 2007.  This increase was due to higher average invested balances and a higher rate of return.

We currently do not hedge foreign exchange transaction exposures.  Our assets and liabilities denominated in foreign currencies are immaterial.

ITEM 4.	CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007 and updated the evaluation as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described in the December 31, 2007 “Report of Management on Applied NeuroSolutions, Inc.’s Internal Control over Financial Reporting” which was filed in our annual report on Form 10-KSB for the year ended December 31, 2007), our chief executive officer and chief financial officer concluded that as of June 30, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Dated: August 12, 2008
By: /s/ DAVID ELLISON
Chief Financial Officer
(Principal Financial
and Accounting Officer)