Form 10-Q
period 2008-09-30
APPLIED NEUROSOLUTIONS INC
filed 2008-11-13
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934	for the quarterly period ended September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  001-13835

APPLIED NEUROSOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	39-1661164
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Lakeview Parkway, Suite 111, Vernon Hills, IL  60061
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

Large accelerated filer                                          ☐                                Accelerated filer                                                     ☐
Non-accelerated filer                                            ☐                                Smaller reporting company                                   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [X]

The number of shares of issuer’s outstanding common stock, $0.0025 par value, as of November 12, 2008 was 130,217,808.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash	$1,178,192	$2,960,141
Prepaids and other current assets	135,296	73,615
Total current assets	1,313,488	3,033,756
Property and equipment:
Equipment and leaseholds	2,168,498	2,167,515
Accumulated depreciation and amortization	(2,152,741)	(2,140,321)
Net property and equipment	15,757	27,194
Other assets:
Prepaids	3,739	20,124
Deposits	8,281	8,641
Total other assets	12,020	28,765
Total assets	$1,341,265	$3,089,715

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$78,784	$74,170
Deferred revenues	458,333	333,333
Accrued consultant fees	-	4,800
Accrued wages	30,000	120,000
Accrued vacation wages	40,559	39,060
Accrued 401k match	33,396	53,672
Other accrued expenses	28,641	28,797
Total current liabilities	669,713	653,832

Deferred revenues, net of current portion	51,399	301,399
Total long-term liabilities	51,399	301,399

Stockholders’ equity:
Preferred stock, $0.0025 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0025 par value; 200,000,000 shares authorized; 130,217,808 shares issued and outstanding	325,547	325,547
Treasury stock; 23,294 shares, at cost	(10,614)	(10,614)
Additional paid-in capital	50,099,812	49,850,566
Deficit accumulated during the development stage	(49,794,592)	(48,031,015)
Total stockholders’ equity	620,153	2,134,484
Total liabilities and stockholders’ equity	$1,341,265	$3,089,715

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30		Period from March 14, 1992 (inception) to September 30,
	2008	2007	2008	2007	2008

Research agreement revenues	$-	$-	$-	$250,000	$1,702,700
Collaboration revenues	208,333	208,333	625,000	625,000	1,490,267
Grant revenues	-	-	-	-	669,022
Total revenues	208,333	208,333	625,000	875,000	3,861,989

Operating expenses:
Research and development	384,449	438,081	1,095,829	1,364,090	32,136,497
General and administrative	410,331	422,350	1,332,478	1,415,409	17,786,818
Loss on impairment of intangible assets	-	-	-	-	411,016
Loss on writedown of leasehold improvements	-	-	-	-	1,406,057
Total operating expenses	794,780	860,431	2,428,307	2,779,499	51,740,388

Operating loss	(586,447)	(652,098)	(1,803,307)	(1,904,499)	(47,878,399)

Other (income) expense:
Interest expense	-	-	-	12,159	716,344
Interest income	(7,301)	(10,003)	(39,730)	(31,495)	(918,245)
Amortization of debt discount	-	-	-	-	272,837
Beneficial conversion of debt to equity	-	-	-	-	274,072
Inducement to convert debt to equity	-	-	-	-	1,631,107
Cost of fund raising activities	-	-	-	-	62,582
Loss on extinguishments of debt	-	-	-	-	4,707,939
Gain on derivative instrument, net	-	-	-	-	(4,894,163)
Net other (income) expense	-	-	-	-	63,720
Total other (income) expense	(7,301)	(10,003)	(39,730)	(19,336)	1,916,193

Net loss	(579,146)	(642,095)	(1,763,577)	(1,885,163)	(49,794,592)

Less: Deemed dividend to common stockholders	-	-	-	(391,312)	(391,312)
Less: Fair value of induced preferred stock conversion	-	-	-	-	(1,866,620)
Net loss attributable to common stockholders	$(579,146)	$(642,095)	$(1,763,577)	$(2,276,475)	$(52,052,524)

Basic and diluted loss per common share:
Net loss attributable to common stockholders per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)	$(1.38)
Weighted average shares outstanding	130,217,808	115,789,718	130,217,808	107,694,858	37,671,190

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		Period from March 14, 1992 (inception) to September 30,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(1,763,577)	$(1,885,163)	$(49,794,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,420	14,760	2,637,834
Non-cash expense for equity compensation	4,500	-	2,383,741
Non-cash expense for equity compensation to employees and directors	244,746	354,364	2,828,414
Non-cash interest expense	-	11,159	334,912
Amortization of deferred financing costs	-	-	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non-cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishment of debt	-	-	4,707,939
Non-cash income for gain on derivative instrument	-	-	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold improvements	-	-	1,406,057
Loss in impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	-	62,582
Changes in assets and liabilities:
Accounts receivable	-	250,000	203,290
Prepaids and other assets	(44,936)	(63,953)	(132,598)
Accounts payable	4,614	(146,897)	175,388
Deferred revenues	(125,000)	(375,001)	509,732
Accrued wages	(90,000)	(11,705)	30,000
Accrued consultant fees	(4,800)	1,600	25,000
Accrued vacation wages	1,499	(1,526)	40,559
Other accrued expenses	(20,432)	(21,924)	185,186
Net cash used in operating activities	(1,780,966)	(1,874,286)	(36,534,962)

Cash flows from investing activities
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	(983)	(1,740)	(4,045,511)
Net cash used in investing activities	(983)	(1,740)	(4,385,340)

APPLIED NEUROSOLUTIONS, INC. (a development stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		Period from March 14, 1992 (inception) to September 30,
	2008	2007	2008
Cash flows from financing activities
Proceeds from issuance of preferred stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	-	2,900,000	22,433,555
Proceeds from exercise of warrants	-	1,697,308	2,818,128
Proceeds from exercise of options	-	-	76,531
Proceeds from issuance (repayment) of debt	-	(500,000)	-
Deferred financing costs incurred	-	-	(111,000)
Advances from (repayments to) director and shareholders	-	-	120,000
Principal payments under capital lease	-	-	(11,766)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement penalties	-	-	(84,000)
Payments to repurchase common stock	-	-	(10,614)
Payments received for employee stock purchase notes receivable	-	-	235,610
Net cash provided by financing activities	-	4,097,308	42,098,494

Net increase (decrease) in cash	(1,781,949)	2,221,282	1,178,192

Cash at beginning of period	2,960,141	1,433,250	-

Cash at end of period	$1,178,192	$3,654,532	$1,178,192

Supplemental cash flow information
Cash paid for interest	$-	$30,000	$72,090

Supplemental disclosure of non-cash investing and financing activities
Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired for accounts payable	$-	$-	$31,649
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$-	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$-	$136,188

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

Since the start of APNS’s collaboration with Eli Lilly & Company, the collaboration management structure, working teams and external resources have become fully operational.  The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS.  Key in-vivo models have been established with the goal to validate APNS’s proprietary tau-based target.  The collaboration with Lilly has established criteria that provide the team with a clearly mandated and coordinated work plan that will enable them to generate the data to validate the proprietary APNS target.  The APNS proprietary tau-based target has already achieved two significant unpaid program milestones: the first one in the second quarter of 2007 and the second one in the first quarter of 2008.  The next milestone, if achieved, would be the first milestone for which APNS receives a cash payment from Lilly.  The achievement of the first paid milestone is targeted for review by Lilly’s program management team in late March 2009.  APNS’s collaboration with Lilly continues to make progress toward additional tau-based targets with an additional target being screened and validation studies underway for other targets.

APNS has also been developing both cerebrospinal fluid (“CSF”)-based and serum-based tests to detect AD at an early stage.  In a research setting, the Company’s CSF-based test, which detects a certain AD associated protein found in the CSF of AD patients (“P-Tau 231”), has demonstrated an ability to differentiate AD patients from those with other diseases that have similar symptoms. This test is based on extensive testing in the APNS lab, utilizing in excess of 2,000 CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as age-matched healthy controls.  The data generated from the broad range of studies performed by both U.S. and international academic researchers have been published in 21 peer-reviewed articles in leading neurology and other scientific journals.  The CSF-based P-Tau 231 test has demonstrated, based on published research validation studies, overall sensitivity and specificity in the range of 85% to 95%.

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

Throughout the tool development process APNS has been identifying specialized technologies that the Company believes are necessary to advance its serum diagnostic development programs.  The goal of collaboration is to bring together a company’s proprietary technology and related know-how with APNS’ new proprietary tools and extensive knowledge of the protein tau, and determine the opportunity for a joint effort to develop a serum-based diagnostic test.  Technology assessments and discussions with companies for initial collaborations led to the establishment of key working arrangements with specialized technology companies, putting APNS on track to establish feasibility for its serum-based diagnostic tests by year end 2008.

In order to maximize the value, and minimize the time to commercialization, of its diagnostic programs, APNS is exploring additional partnerships, including collaborations, strategic and technical alliances and/or licensing arrangements.  The Company is having discussions with experts and companies regarding various approaches, technologies and opportunities for collaboration and to advance the development of its diagnostic tests towards commercialization.  In September 2008, APNS announced it has engaged William Blair & Company to work with management to identify strategic opportunities to strengthen APNS’s competitive position and advance its AD diagnostic programs by identifying and assessing potential strategic partners and other interested parties.

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

The Company is subject to risks and uncertainties common to small-cap and micro-cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations.  The Company has experienced significant operating losses since its inception.  As of September 30, 2008, the Company has an accumulated deficit of approximately $49.8 million.  If the Company is successful in achieving its next milestone to establish the feasibility of the Company’s serum-based diagnostic test, the Company believes it could begin generating revenue from its serum diagnostic program in late 2009 to mid 2010 under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”).  Under CLIA, companies can supply either “investigational use only” or “research use only” tests, which do not require FDA approval, but are subject to certain regulatory conditions.  In order to sell its serum-based diagnostic test under CLIA, the Company needs to contract or partner with a CLIA certified lab.  Since the Company does not expect to generate significant revenues from the sales of its serum-based diagnostic test under CLIA until late 2009 to mid 2010, the Company needs to raise additional capital prior to the end of the first quarter 2009 to continue its operations.

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

The financial statements have been prepared assuming that the Company would continue as a going concern.  The Company has had recurring net losses and has an accumulated deficit of approximately $49.8 million as of September 30, 2008.  These conditions raise substantial doubt about its ability to continue as a going concern.  The Company anticipates that its cash balances at September 30, 2008, coupled with its annual R & D support from Eli Lilly and Company, should be sufficient to fund operations through the first quarter of 2009.  The Company will need additional funding prior to the end of the first quarter of 2009 in order to continue its research, product development and operations.  If the Company is successful in achieving its next milestone to establish the feasibility of the Company’s serum-based diagnostic test, the Company believes it could begin generating revenue from its serum diagnostic program in late 2009 to mid 2010 under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”).  Under CLIA, companies can supply either “investigational use only” or “research use only” tests, which do not require FDA approval, but are subject to certain regulatory conditions.  In order to sell its serum-based diagnostic test under CLIA, the Company needs to contract or partner with a CLIA certified lab.  Since the Company does not expect to generate significant revenues from the sales of its serum-based diagnostic test under CLIA until late 2009 to mid 2010, its ability to continue as a going concern depends, in large part, on its ability to raise additional capital prior to the end of the first quarter 2009, either through some form of collaboration or joint venture or debt or equity financing, which may include the exercise of outstanding stock options and/or warrants.  If the Company is unable to raise additional capital, it may be forced to discontinue its business.

NOTE 3.                      STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations.  The current forfeiture rate is based on a reasonable estimate by management.  Expected dividend yield is based upon the Company's historical and projected dividend activity and the risk free interest rate is based upon US Treasury rates appropriate for the expected term of the options. The expected term is based on estimates regarding projected stock option holder exercise behavior.  On March 7, 2008, the Board of Directors approved a grant of 117,185 stock options to each of the four outside directors of the Company (468,740 stock options in total) as part of each outside director’s compensation per the director compensation program.  The weighted average fair value of these options was $0.09, calculated based on the Black-Scholes valuation model using the following assumptions; risk free interest rate 1.53%; dividend 0.00%; expected volatility 246.38%; and expected life 2 years.  The total value of these options, $43,113, will be amortized, and included in general and administrative expense, over the vesting life of the options.

No options were granted, expired or exercised in the three months ended September 30, 2008 and 2007.    As of September 30, 2008, 19,391,267 options were outstanding.  10,724,600 outstanding stock options were granted under the Company’s 2003 stock option plan and 8,666,667 outstanding stock options were granted outside the 2003 stock option plan.  As of September 30, 2008, there was approximately $164,564 of total unrecognized non-cash compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted-average period of 1.09 years.

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

For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants, restricted stock and convertible investor bridge loans excluded from the computation because their effect is antidilutive.  The Company had 19,391,267 stock options and 43,273,903 warrants outstanding to issue common stock at September 30, 2008.  The Company had 20,315,680 stock options and 44,510,703 warrants outstanding to issue common stock at September 30, 2007.

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

Future minimum payments, as of September 30, 2008, under the above agreements are as follows:

Year-ending December 31,	Collaborations	Consulting
2008-remainder of year	$37,500	$18,000
2009	500,000	-
2010	500,000	-
2011	500,000	-
2012	500,000	-
Total	$ 2,037,500	$ 18,000

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

OVERVIEW

Our business strategy is to build on our strong scientific research, and commitment to develop a range of solutions to meet the unmet needs of the growing number of Alzheimer patients.  Through our tau based approach we continue to develop proprietary technology, know-how and tools.  We are seeking to offer options for early diagnosis and disease modifying therapeutic solutions that will enhance the physicians’ ability to effectively manage their patient’s treatment.  We have initiated a business development program to offer to pharmaceutical, biotechnology, imaging and other clinical trial support companies the opportunity to use our CSF-based P-Tau 231 test as a cost-effective tool to help optimize their clinical trial programs.  We have initiated work with two pharmaceutical companies and continue to seek additional companies that would benefit from access to our CSF-based P-Tau 231 test.

Our unique science, stemming from the work of our founding scientist, Peter Davies, Ph.D., is focused on developing a range of diagnostic tests.  In addition, through our collaboration with a top tier Pharmaceutical company, Eli Lilly and Company, our tau-based science is the foundation of the development and commercialization of novel therapeutics to modify the course of AD.  During the first half of 2008, we achieved three important program milestones; we passed a significant unpaid program milestone in our therapeutic program collaboration with Eli Lilly and Company, we identified tools that meet our requirements to advance our serum diagnostic development program to “rule out” AD, and we created proprietary tau-based tools required for the development of a serum-based test to support the early diagnosis of AD, utilizing our P-Tau 231 biomarker.  To achieve our next diagnostic program milestones, during the quarter ended September 30, 2008 we established key working arrangements with specialized technology companies.  Utilizing our newly developed proprietary tools with these specialized technology companies, we are advancing the development of our serum diagnostic development programs.  Our principal development programs, and plan of operation for each, are as follows:

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

Since the start of our collaboration with Lilly, the collaboration management structure, working teams and external resources have become fully operational.  The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS.  Key in-vivo models have been established with the goal to validate our proprietary tau-based target.  Our collaboration with Lilly has established criteria that provide the team with a clearly mandated and coordinated work plan that will enable them to generate the data to validate the proprietary APNS target.  The APNS proprietary tau-based target has already achieved two significant unpaid program milestones: the first one in the second quarter of 2007 and the second one in the first quarter of 2008.  The next milestone, if achieved, would be the first milestone for which APNS receives a cash payment from Lilly.  The achievement of the first paid milestone is targeted for review by Lilly’s program management team in late March 2009.  Our collaboration with Lilly continues to make progress toward additional tau-based targets with an additional target being screened and validation studies underway for other targets.

•
AD Diagnostic Program – Our diagnostic program is based on Dr. Davies’ research of the tau pathology, and revolves around developing a pipeline of diagnostic tests that could include: (i) the detection of hyperphosphorylated tau in CSF, (ii) the detection of hyperphosphorylated tau in serum, and (iii) a screening test to rule out AD in serum.  Our product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD.  This diagnostic, based upon the detection of a certain AD associated protein found in the CSF of AD patients (P-Tau 231), has demonstrated, based on published research validation studies, an overall sensitivity and specificity in the range of 85% to 95% (depending on patient diagnosis).  This test is based on extensive testing in our lab, utilizing in excess of 2,000 CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as age-matched healthy controls.  We are continuing development of our P-Tau 231CSF-based diagnostic test to enhance its commercial viability.

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

Throughout the tool development process we have been assessing specialized technologies that we believe are necessary to advance our serum diagnostic development programs.  The goal of collaboration is to bring together a company’s proprietary technology and related know-how with APNS’ new proprietary tools and extensive knowledge of the protein tau, and determine the opportunity for a joint effort to develop a serum-based diagnostic test.  Technology assessments and discussions with companies for initial collaborations led to the establishment of key working arrangements with specialized technology companies, putting us on track to establish feasibility for our serum-based diagnostic test by year end 2008.

CSF-Based Diagnostic Test Business Development Program - Given the strong body of scientific data available for our P-Tau 231 test, coupled with the growing number of clinical trials directed at creating improved therapeutic solutions for AD patients, APNS has initiated a business development program to offer to pharmaceutical, biotechnology, imaging and other clinical trial support companies the opportunity to use our CSF-based P-Tau 231 test as a cost-effective tool to help optimize their programs.  APNS and Dr. Davies met with companies that had expressed an interest in utilizing the P-Tau 231 diagnostic test.  The meetings took place at the July 2008 International Conference on Alzheimer’s Disease (“ICAD”) meeting in Chicago.  We have recently initiated work with two pharmaceutical companies and continue to seek additional companies that would benefit from access to our CSF-based P-Tau 231 test.  Net revenue we may generate by performing our test for interested customers could be deployed to continue progress toward our goal of developing a serum-based test for the early diagnosis of AD.

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

Liquidity and Capital Resources

As of September 30, 2008, we had a cash balance of $1,178,192.  We anticipate that our cash balance at September 30, 2008, coupled with our annual R & D support from Eli Lilly and Company, should be sufficient to fund our current planned development activities and operating expenses through the first quarter of 2009.  The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.  We will need additional funding during the first quarter of 2009 to continue our research, product development and our operations.  We intend to seek such additional funding through private and/or public financing, through exercise of currently outstanding stock options and warrants or through collaborative or other arrangements with partners.  As of September 30, 2008, we had 7,117,022 authorized shares of common stock available to issue in a future funding.  34,690,824 warrants, with an exercise price of $0.30, expire on February 6, 2009.  These warrants, if unexercised, will be added back to our authorized shares of common stock available to issue in a future funding upon expiration.  In September 2008, our stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock at any time prior to June 30, 2009 at a ratio between 1-for-20 and 1-for-30 as determined by the Company’s Board of Directors and to decrease the Company’s authorized common stock from 200 million shares to 100 million shares.  After the reverse stock split and the change in authorized shares of common stock have occurred, we will have sufficient available authorized shares of common stock to issue in a funding and for other uses as deemed appropriate by our Board of Directors.

We currently do not have any approved products in the marketplace.   If we are successful in achieving our next milestone to establish the feasibility of our serum-based diagnostic test, we believe we could begin generating revenue from our serum diagnostic program in late 2009 to mid 2010 under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”).  Under CLIA, companies can supply either “investigational use only” or “research use only” tests, which do not require FDA approval but are subject to certain regulatory conditions.  In order to sell our serum-based diagnostic test under CLIA, we need to contract or partner with a CLIA certified lab.

In September 2008, we announced we have engaged William Blair & Company to work with our management to identify and develop strategic opportunities to strengthen our competitive position and advance our AD diagnostic programs by identifying and assessing potential strategic partners and other interested parties.

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

RESULTS OF OPERATIONS – THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

We recognized $208,333 of revenues in each of the three-month periods ended September 30, 2008 and September 30, 2007 from the recognition of part of our initial funds and annual research and development support received from our collaboration with Eli Lilly and Company.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding for research & development programs, funding of research related to license agreements, scientific consultant expenses and overhead costs.  Research and development expenses for the three-month period ended September 30, 2008 decreased 12%, or $53,632, to $384,449 from $438,081 for the three-month period ended September 30, 2007.  Below is a summary of our research and development expenses:

	For the three months ended September 30,		Increase/
	2008	2007	(Decrease)
Compensation, taxes and benefits	$108,060	$213,605	$(105,545)
Program R & D funding, license fees and consulting	234,698	188,864	45,834
Rent, telephone and utilities	28,719	26,178	2,541
Stock option compensation expense	-	92	(92)
Other research and development expenses	12,972	9,342	3,630
Total Research and Development Expenses	$384,449	$438,081	$(53,632)

This decrease was primarily due to a decrease in compensation related expenses caused by a restructuring of our R & D management in the fourth quarter of 2007 that was partially offset by an increase in the cost of existing employee benefits.  The increase in program R & D funding, license fees and consulting was primarily due to an increase in our program R & D funding to advance our serum-based diagnostic programs for Alzheimer’s disease.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value.  Non-cash expense for all stock based payments in 2008 was $0 and in 2007 was $92. We estimate that we may incur costs of approximately $120,000 to $150,000 per month on research and development activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, our development schedule, and our progress.  Results of preclinical studies, clinical trials, regulatory decisions and competitive developments for our diagnostic programs may significantly increase the amount of our research and development expenditures.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes; public company compliance expenses, including legal and accounting expenses; and occupancy related expenses.  General and administrative expenses for the three-month period ended September 30, 2008 decreased 3%, or $12,019, to $410,331 from $422,350 for the three-month period ended September 30, 2007.  Below is a summary of our general and administrative expenses:

	For the three months ended September 30,		Increase/
	2008	2007	(Decrease)
Compensation, taxes and benefits	$202,341	$159,023	$43,318
Consulting	1,772	26,400	(24,628)
Professional fees	57,646	84,939	(27,293)
Rent, telephone and utilities	11,079	11,298	(219)
Stock option compensation expense	64,359	97,546	(33,187)
Other general and administrative expenses	73,134	43,144	29,990
Total General and Administrative Expenses	$410,331	$422,350	$(12,019)

This decrease is primarily due to a decrease in non-cash stock option compensation expense and decreases in consulting and professional fees.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value.  Non-cash expense for all stock based payments in 2008 was $64,359 and in 2007 was $97,546.  The decrease in this non-cash compensation expense is primarily due to the reduction in the amortization of larger option grants from 2006 and the expense from a warrant grant in 2007, which was partially offset by the amortization of new option grants and new restricted stock grants in the second half of 2007 and the first half of 2008.  The consulting decrease is due to IR and business consulting agreements from 2007 that were not in place in 2008.  The decrease in professional fees is primarily due to a decrease in corporate legal fees in 2008.  In 2007, additional legal costs were incurred for fund raising activities.  The decrease was partially offset by an increase in compensation costs and other expenses.  The increase in compensation costs is primarily due to an accrual for estimated year-end bonuses and increases in employee compensation and existing benefits.  The increase in other expenses is primarily due to costs related to the annual shareholder’s meeting held at the end of the third quarter 2008.  We estimate that we may incur costs of approximately $105,000 to $130,000 per month on general and administrative activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, SEC requirements, and our development schedule.

OTHER (INCOME) EXPENSE

We did not incur any interest expense for the three-month periods ended September 30, 2008 and September 30, 2007.  Interest income for the three-month period ended September 30, 2008 decreased 27%, or $2,702, to $7,301 from $10,003 for the three-month period ended September 30, 2007.  The decrease is primarily due to a lower rate of return.

RESULTS OF OPERATIONS – THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

We did not complete any research agreements in the nine-month period ended September 30, 2008.  We completed one research agreement in the nine-month period ended September 30, 2007 and recognized $250,000 of revenue.  We recognized $625,000 of revenues in the each of the nine-month periods ended September 30, 2008 and 2007 from the recognition of part of our initial funds and annual research and development support received from our collaboration with Eli Lilly and Company.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding for research & development programs, funding of research related to license agreements, scientific consultant expenses and overhead costs.  Research and development expenses for the nine-month period ended September 30, 2008 decreased 20%, or $268,261, to $1,095,829 from $1,364,090 for the nine-month period ended September 30, 2007.  Below is a summary of our research and development expenses:

	For the nine months ended September 30,		Increase/
	2008	2007	(Decrease)
Compensation, taxes and benefits	$339,878	$653,884	$(314,006)
Program R & D funding, license fees and consulting	634,368	596,329	38,039
Rent, telephone and utilities	84,783	80,199	4,584
Stock option compensation expense	-	3,330	(3,330)
Other research and development expenses	36,800	30,348	6,452
Total Research and Development Expenses	$1,095,829	$1,364,090	$(268,261)

This decrease is primarily due to a decrease in compensation related expenses caused by a restructuring of our R & D management position in the fourth quarter of 2007 that was partially offset by an increase in the cost of existing employee benefits.  The increase in program R & D funding, license fees and consulting was primarily due to an increase in our program R & D funding of $38,039 to advance our serum-based diagnostic programs for Alzheimer’s disease.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Non-cash expense for all stock based payments was $0 in 2008 and was $3,330 in 2007.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes; public company compliance expenses, including legal and accounting expenses; and occupancy related expenses.  General and administrative expenses for the nine-month period ended September 30, 2008 decreased 6%, or $82,931, to $1,332,478 from $1,415,409 for the nine-month period ended September 30, 2007.  Below is a summary of our general and administrative expenses:

	For the nine months ended September 30,		Increase/
	2008	2007	(Decrease)
Compensation, taxes and benefits	$561,620	$487,846	$73,774
Consulting	92,897	101,325	(8,428)
Professional fees	241,836	280,571	(38,735)
Rent, telephone and utilities	32,809	34,226	(1,417)
Stock option compensation expense	249,246	351,034	(101,788)
Other general and administrative expenses	154,070	160,407	(6,337)
Total General and Administrative Expenses	$1,332,478	$1,415,409	$(82,931)

This decrease is primarily due to a decrease in non-cash costs associated with expensing stock options and warrants and a decrease in professional fees that is partially offset by an increase in compensation costs.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Non-cash expense for all stock option based payments and warrant based payments in 2008 was $249,246 and in 2007 was $351,034.  The decrease in this non-cash compensation expense is primarily due to the reduction in the amortization of larger option grants from 2006 and the expense from a warrant grant in 2007, which was partially offset by the amortization of new option grants and new restricted stock grants in the second half of 2007 and the first half of 2008.  The decrease in professional fees is primarily due to a decrease in corporate legal fees in 2008.  In 2007, additional legal costs were incurred for fund raising activities.  The increase in compensation related expense is primarily due to an accrual for estimated year-end bonuses and increases in employee compensation and existing benefits.

OTHER (INCOME) EXPENSE

We did not incur any interest expense for the nine-month period ended September 30, 2008.  Interest expense for the nine-month period ended September 30, 2007 was $12,159, primarily due to $11,159 non-cash amortization of debt discount and $1,000 accrued interest related to the bridge loan.  Interest income for the nine-month period ended September 30, 2008 increased 26%, or $8,235, to $39,730 from $31,495 for the nine-month period ended September 30, 2007.  This increase was primarily due to higher average invested balances.

We currently do not hedge foreign exchange transaction exposures.  Our assets and liabilities denominated in foreign currencies are immaterial.

ITEM 4.	CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007 and updated the evaluation as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described in the December 31, 2007 “Report of Management on Applied NeuroSolutions, Inc.’s Internal Control over Financial Reporting” which was filed in our annual report on Form 10-KSB for the year ended December 31, 2007), our chief executive officer and chief financial officer concluded that as of September 30, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The annual meeting of stockholders of Applied NeuroSolutions, Inc. (the “Company”) was held on Tuesday, September 16, 2008.  Each matter voted upon and the results for each matter are listed below:

1.
To elect four directors to serve staggered terms of office, and until there successors are duly elected and qualified.  Robert S. Vaters, a Class III director, was not up for election.

All nominees were elected with “votes for” totals greater than 95%.
David C. Tiemeier, Ph.D. was elected as a Class I director with 98,990,691 votes for and 4,168,100 votes withheld.
Ellen R. Hoffing was elected as a Class II director with 98,827,424 votes for and 4,331,367 votes withheld.
Jay B. Langner was elected as a Class II director with 99,001,832 votes for and 4,156,959 votes withheld.
Alan L. Heller was elected as a Class III director with 99,077,832 votes for and 4,080,959 votes withheld.

2.
To approve an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock at any time prior to June 30, 2009 at a ratio between 1-for-20 and 1-for-30 as determined by the Company’s Board of Directors and to decrease the Company’s authorized common stock from 200 million shares to 100 million shares.

This proposal required greater than 50% of the outstanding shares of common stock to vote in favor of it for approval.  78,351,083 shares of common stock voted For this proposal; 24,592,951 voted Against, and 214,756 Abstained.  This proposal was approved with 60% of the outstanding shares voted in favor of the proposal.

3.
To ratify the appointment of Virchow, Krause & Company, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008.

This proposal required greater than 50% of the shares of common stock to vote in favor of it for approval.  101,129,684 shares of common stock voted For this proposal; 1,745,203 voted Against, and 283,903 Abstained.    Greater than 98% of the shares of common stock to vote, voted for this proposal.

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

Dated: November 12, 2008
By: /s/ DAVID ELLISON
Chief Financial Officer
(Principal Financial
and Accounting Officer)