Form 10-K
period 2008-12-31
APPLIED NEUROSOLUTIONS INC
filed 2009-03-30
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
 (Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Common Stock, $0.0025 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   [   ]No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   [   ]No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                           [   ]                                Accelerated filer                                                        [   ]
Non-accelerated filer                                             [   ]                                Smaller reporting company                                      [X]

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [X]

As of June 30, 2008, the aggregate market value of voting common stock held by non-affiliates of the Registrant (99,769,426 shares) was approximately $5,986,166.  The aggregate market value was computed by reference to the last sale price of such common equity as of that date.

As of March 26, 2009, the issuer had 130,217,808 shares of Common Stock outstanding.

Documents Incorporated by Reference:                                                                           None

ii

  ii

PART I

This Form 10-K contains forward-looking statements.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms.  In evaluating these forward-looking statements, you should consider various factors, including those listed below under the heading “Item 1A.  Risk factors”.  The Company’s actual results may differ significantly from the results projected in the forward-looking statements.  The Company assumes no obligation to update forward-looking statements.

As used in this Form 10-K, references to “APNS,” the “Company,” the “Registrant,” “we,” “our,” or “us” refer to Applied NeuroSolutions, Inc. unless the context otherwise indicates.

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

Our core technology in the AD field is based on exclusive licenses with Albert Einstein College of Medicine (“AECOM”) covering all diagnostic and therapeutic applications in the field of neurodegenerative disease discovered in the AECOM laboratories of  Peter Davies, Ph.D.  Dr. Davies, the Company’s founding scientist, is the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at AECOM, and was the recipient of the Lifetime Achievement Award in Alzheimer’s Disease at the Alzheimer’s Association’s 11th International Conference on Alzheimer’s Disease (“ICAD”) held in Chicago in July 2008.  Dr. Davies has focused his research primarily on Alzheimer’s disease and the roll of certain proteins, primarily hyperphosphorylated tau, which are involved in the formation of neurofibrillary tangles within neurons (nerve cells).  Excessive phosphorylation of tau (the addition of one or more phosphate groups, which are comprised of phosphorous and oxygen) prevents it from stabilizing microtubules, thereby causing the breakdown of the transit system of the nerve cell.  This internal neuronal damage leads to the development of the paired helical filaments and neurofibrillary tangles which are contributing factors to the eventual death of the neurons related to Alzheimer’s disease.  Tau in this abnormally phosphorylated form is the building block for the paired helical filaments and the neurofibrillary tangles (“NFTs”); one of the hallmark pathologies associated with AD.  There is a high correlation among the presence of hyperphosphorylated tau, NFTs and AD.  Thus, it is believed that the hyperphosphorylated tau represents an early abnormality in the progression of Alzheimer’s disease.  Research described in numerous articles published in peer-reviewed scientific journals demonstrates that abnormal tau represents an appropriate target for research on neurodegenerative diseases, such as Alzheimer’s disease.  Dr. Davies has been applying his expertise in research directed towards abnormal tau for many years and, together with Applied NeuroSolutions scientists, has developed a large number of proprietary antibodies and tools which are being used in the development of APNS’s diagnostic pipeline to detect AD, and targets directed at AD therapeutic solutions.

In November 2006, we entered into a collaboration agreement with Eli Lilly and Company (“Lilly”).  APNS and Lilly are engaged in the discovery and development of novel therapeutics for the development of treatments for Alzheimer’s disease based upon an approach developed by Dr. Davies.  As a result of Dr. Davies’ research, APNS and Lilly are focused on discovery of unique therapeutics that may be involved in a common intracellular phosphorylation pathway leading to the development of the abnormal, destructive brain structures, amyloid plaques and neurofibrillary tangles, that are characteristic of Alzheimer’s disease.  APNS has identified various biomarkers that we believe will aid in the development of diagnostics and drug specific diagnostic markers that could also play a role in the development of new AD treatments.

Pursuant to the collaboration agreement, Lilly received the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles in the development of AD therapeutics.  We received $2 million in cash, including an equity investment of $500,000, from Lilly, plus we are receiving annual research and development support for the duration of the collaboration agreement.  In addition, Lilly will, based on the achievement of certain defined milestones, provide us over time with up to a total sum of $20 million in milestone payments for advancing the APNS proprietary target to a therapeutic compound.  The collaboration has also made progress on other targets that are part of the collaboration that could provide milestone payments to us over time of up to a total sum of $10 million for advancing each of these other targets to a therapeutic compound.  There is no limit to the number of targets for which we could receive milestone payments from Lilly.  Royalties are to be paid to us for AD drug compounds brought to market that result from the collaboration.  There is no limit on the number of drug compounds for which royalty payments may be due to us.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from this collaboration.

Since the start of our collaboration with Eli Lilly & Company, the collaboration management structure, working teams and external resources have become fully operational.  The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS.  Key in-vivo models have been established with the goal to validate our proprietary tau-based target.  The collaboration with Lilly has established criteria that provide the team with a clearly mandated and coordinated work plan that will enable them to generate the data to validate the proprietary APNS target.  The APNS proprietary tau-based target has already achieved two significant unpaid program milestones: the first one in the second quarter of 2007 and the second one in the first quarter of 2008.  The next milestone, if achieved, would be the first milestone for which we receive a cash payment from Lilly.  The achievement of the first paid milestone was targeted for review by Lilly’s program management team in late March 2009.  Prior to the review by Lilly’s program management team, the joint Lilly/APNS collaboration management team deferred formal review pending the completion of the milestone requirements.  Lilly remains fully committed to the collaboration with resources focused on program progress and milestone achievement.  The collaboration continues to make progress toward additional tau-based targets with various screens established and studies underway for identifying other tau-based targets.  We anticipate providing an update on the progress of the collaboration with Lilly late second quarter 2009.

We have also been developing both cerebrospinal fluid (“CSF”)-based and serum-based tests to detect AD at an early stage.  In a research setting, our CSF-based test, which detects a certain AD associated protein found in the CSF of AD patients (“P-Tau 231”), has demonstrated an ability to differentiate AD patients from those with other diseases that have similar symptoms. This test is based on extensive testing in the APNS lab, utilizing in excess of 2,000 CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as age-matched healthy controls.  The data generated from the broad range of studies performed by both U.S. and international academic researchers have been published in 22 peer-reviewed articles in leading neurology and other scientific journals.  The CSF-based P-Tau 231 test has demonstrated, based on published research validation studies, overall sensitivity and specificity in the range of 85% to 95%.  Our most recent research has sought to further substantiate the utility of the test in the mild cognitive impairment (“MCI”) population, as evidenced by reports published in Neurobiology of Aging in September 2007, Neurology in December 2007 and Journal of Alzheimer’s Disease in February 2009.

Given the strong body of scientific data available for APNS’s P-Tau 231 test as a viable biomarker for Alzheimer’s disease, coupled with the growing number of clinical trials directed at creating improved therapeutic solutions for AD patients, we initiated a business development program to offer to pharmaceutical, biotechnology, imaging and other clinical trial support companies the opportunity to use its CSF-based P-Tau 231 test as a cost-effective tool to help optimize their programs.  APNS and Dr. Davies met with companies that had expressed an interest in utilizing the P-Tau 231 diagnostic test.  The meetings took place at the July 2008 International Conference on Alzheimer’s Disease (“ICAD”) meeting in Chicago.  We have performed initial studies for two major pharmaceutical companies and have had discussions with other interested parties.  Net revenue that may be generated by performing this test for interested customers could be deployed to continue progress toward our goal of developing a serum-based test for the early diagnosis of AD.  We are actively continuing our efforts and are in discussions with companies that may utilize our CSF-based diagnostic test.

We are utilizing the knowledge gained during the development of our CSF-based diagnostic test to develop two types of serum-based tests to detect Alzheimer’s disease: one to “rule out” AD and one, utilizing the Company’s P-Tau 231 biomarker, to support the diagnosis of AD.  Throughout 2006, APNS scientists, working with external technical expertise, developed an important understanding of the tools necessary to advance the development of a serum-based AD diagnostic test with scientifically accepted tau-based biomarkers.  This resulted in our creation of a robust project plan.  We began developing these key tools in early 2007 and established 2008 milestones for the development of serum-based diagnostic tests.

As part of our project plan, in 2007, we secured additional expertise and resources by conducting a scientific advisory board meeting that brought together APNS scientists, Dr. Davies and three outside diagnostic experts to assist us in assessing the most effective approaches and resources to advance our diagnostic development programs.  Through 2007, we followed our work plans to develop program related tools, primarily antibodies, that met our scientific criteria.  We achieved a key milestone in the first quarter of 2008 by identifying several antibodies that met our requirements.  These antibodies support advancing development of a “rule out” serum based test for AD.  We successfully met our next key milestone in the second quarter of 2008 through the creation of proprietary tau-based  antibodies required for the development of a serum-based test to support the early diagnosis of AD, utilizing our P-Tau 231 biomarker (the “P-Tau test”).   These new P-Tau related antibodies may also support enhancing the commercial viability of our CSF-based test.

Throughout the antibody development process we have been assessing specialized technologies that we believe are necessary to advance our serum diagnostic development programs.  The goal of collaboration is to bring together a company’s proprietary technology and related know-how with APNS’ new proprietary antibodies and extensive knowledge of the protein tau, and determine the opportunity for a joint effort to develop a serum-based diagnostic test.  Technology assessments and discussions with companies for initial collaborations led to the establishment of key working arrangements with several specialized technology companies.  We began working with these specialized technology companies throughout the second half of 2008.  The primary focus of the initial work was to determine feasibility of our proprietary P-Tau test in serum with a supportive technology.  The results to date from one of these technology companies have produced variable data that do not provide clear-cut feasibility for our P-Tau serum-based diagnostic test in development with their proprietary technology.  Additional antibodies were developed in the fourth quarter of 2008 and the first quarter of 2009 that potentially could be utilized to address the issues connected with the development of the P-Tau test with this specialized technology company.  Our work to establish feasibility for a P-Tau test is ongoing with the other companies.

Additional antibodies to support a serum-based “rule out” test were developed in the fourth quarter of 2008 and the first quarter of 2009.  In early 2009, we expanded on our initial work with the specialized technology companies to determine feasibility for a “rule out” test.   In addition, we began work in-house on a total tau “rule out” serum-based test, to support the external efforts.  Our current plans target the feasibility of both the P-Tau test and the “rule out” test in the middle of the second quarter of 2009.

We are currently focused on establishing feasibility for our serum-diagnostic tests in development.  In order to maximize the value, and minimize the time to commercialization, of our diagnostic programs, we are exploring additional partnerships, including collaborations, strategic and technical alliances, and/or licensing arrangements.

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

After the Merger, we had two wholly-owned operating subsidiaries, which were dissolved during 2004.  The assets of these dissolved subsidiaries were transferred to us.

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

We are subject to risks and uncertainties common to small-cap and micro-cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations.  We have experienced significant operating losses since our inception.  As of December 31, 2008, we had an accumulated deficit of approximately $50.3 million.  Notwithstanding payments that we may receive under our collaboration agreement with Eli Lilly and Company, we expect to incur operating losses over the next several years as our research and development efforts continue.  At our current level of operations, our funds will last into the middle of the third quarter 2009.  We need to raise additional capital prior to the middle of the third quarter 2009 to continue our operations.

We currently have no regulatory approved therapeutic or diagnostic products on the market and have not received any commercial revenues from the sale or license of any such products.

Alzheimer's Disease Background

Alzheimer’s disease is the most common cause of dementia among people age 65 and older.  Dementia is the loss of memory, reason, judgment and language to such an extent that it interferes with a person’s daily life and activities.  Currently it is estimated that over five million people in the U.S., and almost 30 million worldwide, have Alzheimer’s disease and the national cost of caring for people with Alzheimer’s is estimated to exceed $148 billion annually.  By 2050, it is estimated that 16 million people in the U.S. will have Alzheimer’s, and the global prevalence of Alzheimer’s is expected to be greater than 100 million.  The market for AD therapy is expected to grow, based on the aging demographic of the seven major pharmaceutical markets (USA, France, Germany, Italy, Spain, U.K. and Japan).  Currently there are only five drugs approved in the U.S. to treat AD.  Four are primarily acetylcholinesterase inhibitors; and one is an NMDA antagonist.  All are only beneficial in treating symptoms associated with AD in a minority of AD patients for a very limited time period.

Alzheimer’s disease is an intractable, chronic and progressively incapacitating disease characterized by the degeneration and death of several types of neurons in certain regions of the brain.  Patients affected by the disease initially suffer loss of memory, then a decline of intellectual abilities severe enough to interfere with work and activities of daily living, followed by severe dementia and, finally, death.  This illness, currently estimated to affect over five million people in the United States, and almost 30 million people worldwide, is a leading cause of death behind cardiovascular disease and cancer.  While the disease is most common in the elderly, affecting nearly 10% of people age 65 and older and up to 50% of people age 85 and older, it has been diagnosed in patients in their 40’s and 50’s.  Alzheimer’s disease, at present, can be conclusively diagnosed only by histological examination of the brain by biopsy or autopsy.  The diagnosis of patients suspected of having AD is therefore typically made through a process of elimination, by conducting neurological and psychiatric examinations, extensive laboratory tests and brain imaging to rule out other conditions (such as stroke, brain tumor, or depression) that may exhibit similar symptoms.

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

Therapeutic Program

We are working to discover and develop novel therapeutic targets for the development of treatments for AD.  The basis for this work is Dr. Davies discovery of a novel initiation point that we believe is common to the ultimate development of both the neurofibrillary tangles and amyloid plaques.  A patent application was filed in 2006 covering Dr. Davies work relative to this area.  In November 2006, we entered into an agreement with Eli Lilly and Company to develop therapeutics to treat AD.  In conjunction with Lilly, we are developing novel therapeutics for the treatment of Alzheimer’s disease based upon a concept developed by Dr. Davies.  The agreement forms a collaboration that will combine the expertise, research tools and tau-based approach advanced by Dr. Davies and our team at APNS with the scientists, therapeutic development expertise and financial resources at Eli Lilly and Company.  Lilly has an exclusive world-wide license to manufacture, market and sell any AD therapeutic that comes to market from our collaboration agreement.

The market potential for a drug to effectively treat Alzheimer’s disease is extremely large.  Currently there are only five drugs approved in the U.S. to treat AD.  Four are primarily acetylcholinesterase inhibitors; and one is an NMDA antagonist.  All are only beneficial in treating symptoms associated with AD in a minority of AD patients.  Despite the cost, and problems with the currently approved therapeutics, market research data indicate that these drugs sold nearly $4.5 billion in the U.S during 2007.  The therapeutic market has been estimated to be in excess of $6 billion for effective therapeutics by 2010 in the U.S.

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

APNS’s diagnostic program is based on Dr. Davies’ research of the tau pathology, and revolves around developing a pipeline of diagnostic tests that could include: (i) the detection of hyperphosphorylated tau in CSF, (ii) the detection of hyperphosphorylated tau in serum, and (iii) a screening test to rule out AD in serum.  Our product farthest along in development is a CSF-based diagnostic test to detect whether a person has AD.  This diagnostic, based upon the detection of a certain AD associated protein found in the CSF of AD patients (P-Tau 231), has demonstrated, based on published research validation studies, an overall sensitivity and specificity in the range of 85% to 95% (depending on patient diagnosis).  This test is based on extensive testing in the APNS lab, utilizing in excess of 2,000 CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as age-matched healthy controls.  We are continuing development of our P-Tau 231CSF-based diagnostic test to enhance its commercial viability.

  We currently have 22 peer-reviewed publications that report the performance of our CSF-based test in various patient populations, including AD, mild cognitive impairment (“MCI”), depression, other neurological disorders and normal controls.  The studies have been published in prestigious, peer reviewed scientific journals such as Neuroscience Letters, Archives of Neurology, and American Journal of Psychiatry.  We have shown with our test that phosphotau concentrations in CSF correlate well with the degree of cognitive impairment.  A study published in 2001 in Annals of Neurology addressed the relationship between phosphotau levels in CSF and natural AD progression.  In addition, a report published in the November 2006 edition of Brain describes a study utilizing our CSF-based test that importantly shows statistically significant correlations of phosphotau 231 levels from 26 living patients with the neurofibrillary pathology subsequently observed in those 26 patients upon autopsy.

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

Studies published in the December 2005 edition of Neuroscience Letters and in the March 2006 journal Neurobiology of Aging support the use of our CSF-based diagnostic test in identifying individuals with mild cognitive impairment (“MCI”) who, over time, are most likely to develop AD.  Two studies published in 2007 show the ability of our CSF-based test to be a strong predictor of the decline from MCI to AD.  The September 2007 online edition of Neurobiology of Aging presented a study comparing five of the best-known CSF biomarkers for AD.  Our ptau biomarker was the strongest predictor of the decline from MCI to AD.  The December 2007 issue of Neurology published an internationally based multi-center study that demonstrated our ptau biomarker was a significant predictor of the decline from MCI to AD in a clinically useful time period of 1.5 years. The February 2009 issue of Journal of Alzheimer’s Disease showed the added value of our ptau biomarker when used in conjunction with an MRI.

We are utilizing the knowledge gained during the development of our CSF-based diagnostic test to develop two types of serum-based tests to detect Alzheimer’s disease: one to “rule out” AD and one, utilizing our P-Tau 231 biomarker, to support the diagnosis of AD.  Throughout 2006, APNS scientists, working with external technical expertise, developed an important understanding of the tools necessary to advance the development of a serum-based AD diagnostic test with scientifically accepted tau-based biomarkers.  This resulted in our creation of a robust project plan.  We began developing these key tools in early 2007 and established 2008 milestones for the development of serum-based diagnostic tests.

As part of our project plan, in 2007, we secured additional expertise and resources by conducting a scientific advisory board meeting that brought together APNS scientists, Dr. Davies and three outside diagnostic experts to assist us in assessing the most effective approaches and resources to advance our diagnostic development programs.  Through 2007, we followed our work plans to develop program related tools, primarily antibodies, that met our scientific criteria.  We achieved a key milestone in the first quarter of 2008 by identifying several antibodies that met our requirements.  These antibodies support advancing development of a “rule out” serum based test for AD.  We successfully met our next key milestone in the second quarter of 2008 through the creation of proprietary tau-based  antibodies required for the development of a serum-based test to support the early diagnosis of AD, utilizing our P-Tau 231 biomarker (the “P-Tau test”).   These new P-Tau related antibodies may also support enhancing the commercial viability of our CSF-based test.

Throughout the antibody development process we have been assessing specialized technologies that we believe are necessary to advance our serum diagnostic development programs.  The goal of collaboration is to bring together a company’s proprietary technology and related know-how with APNS’ new proprietary antibodies and extensive knowledge of the protein tau, and determine the opportunity for a joint effort to develop a serum-based diagnostic test.  Technology assessments and discussions with companies for initial collaborations led to the establishment of key working arrangements with several specialized technology companies.  We began working with these specialized technology companies throughout the second half of 2008.  The primary focus of the initial work was to determine feasibility of our proprietary P-Tau test in serum with a supportive technology.  The results to date from one of these technology companies have produced variable data that do not provide clear-cut feasibility for our P-Tau serum-based diagnostic test in development with their proprietary technology.  Additional antibodies were developed in the fourth quarter of 2008 and the first quarter of 2009 that potentially could be utilized to address the issues connected with the development of the P-Tau test with this specialized technology company.  Our work to establish feasibility for a P-Tau test is ongoing with the other companies.

Additional antibodies to support a serum-based “rule out” test were developed in the fourth quarter of 2008 and the first quarter of 2009.  In early 2009, we expanded on our initial work with the specialized technology companies to determine feasibility for a “rule out” test.   In addition, we began work in-house on a total tau “rule out” serum-based test, to support the external efforts.  Our current plans target the feasibility of both the P-Tau test and the “rule out” test in the middle of the second quarter of 2009.

Given the strong body of scientific data available for our P-Tau 231 test, coupled with the growing number of clinical trials directed at creating improved therapeutic solutions for AD patients, we initiated a business development program to offer to pharmaceutical, biotechnology, imaging and other clinical trial support companies the opportunity to use our CSF-based P-Tau 231 test as a cost-effective tool to help optimize their programs.  APNS and Dr. Davies met with companies that had expressed an interest in utilizing the P-Tau 231 diagnostic test.  The meetings took place at the July 2008 International Conference on Alzheimer’s Disease (“ICAD”) meeting in Chicago.  We have performed initial studies for two major pharmaceutical companies and have had discussions with other interested parties.  Net revenue we may generate by performing our test for interested customers could be deployed to continue progress toward our goal of developing a serum-based test for the early diagnosis of AD.  We are actively continuing our efforts and are in discussions with companies that may utilize our CSF-based diagnostic test.  Currently there is no FDA-approved diagnostic test to detect AD.  Before approval by the FDA for general sale, under certain conditions, companies can supply either “investigational use only” or “research use only” assay kits under the Clinical Laboratory Improvement Amendment (“CLIA”) of 1988.  As part of our plan to seek commercialization opportunities for our proposed diagnostic products, we may pursue some form of agreement with a reference lab.

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

Research and Product Development

If we are able to fund our operations, we expect to continue to spend a significant amount of our financial resources on research and development activities.  We incurred costs of approximately $1,472,000 in 2008 and $1,659,000 in 2007 on research and development activities.  Since we are not yet engaged in the commercial distribution of any diagnostic or therapeutic products and we have no revenues from the sale of any such products, these research and development costs must be funded through equity or debt financing or payments received from collaborators.  Throughout our collaboration with Eli Lilly and Company, Lilly will provide annual research and development support that partially offsets these expenses.  We estimate that we will incur costs of approximately $120,000 to $150,000 per month on research and development activities over the next twenty-four months.  This excludes the non-cash charges resulting from accounting for equity instruments included in such monthly expenditures.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available and our development schedule.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from our collaboration.  If we were to conduct diagnostic validation and proof of concept work, and/or diagnostic clinical trials, our research and development expenditures would most likely increase significantly.  In addition, regulatory decisions and competitive developments may significantly influence the amount of our research and development expenditures.

Sales and Marketing

We do not have marketing and sales expertise or personnel.  As we currently do not intend to develop a marketing and sales force, we will depend on arrangements with corporate partners or other entities for the marketing and sale of our proposed products.  Under our agreement with Eli Lilly and Company, Lilly has an exclusive world-wide license to market and sell any AD therapeutic, if any, that comes to market from our collaboration agreement.  We do not currently have any agreements with partners or other entities to provide sales and marketing services for our proposed diagnostic products, but would seek those arrangements at the appropriate time.

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

Therapeutics

The only products with FDA approved label claims for pharmaceutical management of AD in the U.S. provide symptomatic treatment through the use of acetylcholinesterase (“AchE”) inhibitors, of which there are four: Aricept/donepezil (Pfizer and Esai), Exelon/rivastigmine (Novartis), Razadyne/galantamine (Johnson & Johnson), and Cognex/tacrine (Pfizer); or through the use of NMDA antagonists, of which there is one:  Namenda/memantine (Forest Labs).  Despite limited clinical effectiveness and a poor safety and side effect profile, sales of these drugs in 2007 were nearly $4.5 billion, according to CNN.com.

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

Alzheimer's disease technology license

We have various License and Collaborative Research Agreements (the "Agreements") with Albert Einstein College of Medicine ("AECOM").  These Agreements grant us the exclusive rights to neurodegenerative disease technology, primarily Alzheimer's disease technology for diagnostic and therapeutic applications from Dr. Peter Davies’ lab at AECOM.  These Agreements were amended in March 2002, in September 2002,  in October 2006, and again in December 2008 and remain effective on an evergreen basis.  The minimum annual payments to be made to AECOM, which consist of payments due for support of research conducted in Dr. Davies' lab and for annual license maintenance, are as follows:

Year	Amount

2008 and each subsequent year	$500,000

As part of the December 2008 amendment, AECOM has agreed to defer the 2009 semi-annual maintenance payments until the earlier of December 31, 2009 or a fund raise at least equal to $3,500,000. In exchange for this deferral, we agreed to prepay the quarterly funding payments that are due in February 2009, May 2009 and August 2009.  This prepayment of $112,500 was made in December 2008.  We are obligated to continue to pay AECOM $500,000 for each year after 2008 in which the Agreements are still in effect.  In addition, we are obligated to pay AECOM a percentage of all revenues we receive from selling and/or licensing aspects of the AD technology licensed under the Agreements that exceeds the minimum obligations reflected in the annual license maintenance payments.

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

Diagnostic

In vitro diagnostic products have a different path to regulatory approval, i.e., the Premarket Approval Application (“PMA”) process regulated by the Office of In Vitro Diagnostic Device and Safety (“OIVD”) of the FDA.  The regulatory process leading to a submission of an in vitro diagnostic device PMA for FDA approval to market involves a multistage process including: (1) a Pre-Investigational Device Exemption (“Pre-IDE”) program in which preliminary information is submitted to the FDA for review and guidance on, and acceptance of, the test protocol and proposed clinical trial to evaluate the safety and effectiveness of an in vitro diagnostic product followed by, (2) an Investigational Device Exemption (“IDE”) submission for approval to allow the investigational diagnostic device to be used in a clinical study in order to (3) collect safety and effectiveness data required to support a PMA to receive FDA approval to market a device.  Data from a clinical trial is used to evaluate the clinical performance of the diagnostic test.  Before FDA approval for general sale, under certain conditions, companies can supply either “investigational use only” or “research use only” assays under the Clinical Laboratory Improvement Amendment (“CLIA”) of 1988.  Whether we will be able to market kits under these regulatory categories, or obtain final approval for a kit for specific claims, is uncertain given changing regulatory environments in most major markets.

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

Employees

As of February 27, 2009 we had six full-time employees, two of whom have advanced scientific degrees.  None of our employees are covered by a collective bargaining agreement and we believe all relations with our employees are satisfactory.  In addition, to complement our internal expertise, we have license agreements with AECOM that provide access to Dr. Peter Davies and the academic researchers in his lab and we may contract with other academic research laboratories, outside organizations with specific expertise and scientific consultants that provide pertinent expertise with therapeutic and diagnostic development.  In the future, we may hire additional research, development and other personnel in addition to utilizing outside organizations and consultants.

ITEM 1A.                      RISK FACTORS

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

Our cash balances, coupled with our R & D support from Eli Lilly and Company for 2009, should be sufficient to fund our current planned development activities into the middle of the third quarter of 2009.  We will need to raise funds prior to the middle of the third quarter of 2009 in order to continue operations and we may have to amend our charter to increase our authorized shares of common stock in order to raise adequate capital and we may have difficulty raising capital.

As of December 31, 2008, we had cash of $1,045,020.  We anticipate that our cash balances at December 31, 2008, coupled with our R & D support for 2009 from Eli Lilly and Company, should be sufficient to fund our current level of operations through the middle of the third quarter of 2009.  We will need additional funding prior to the middle of the third quarter of 2009 in order to continue our research, product development and our operations.  The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.  Since we do not expect to generate significant revenues from operations in 2009 and 2010, we will be required to raise additional capital in financing transactions or through some form of collaborative partnership in order to satisfy our expected cash expenditures after the middle of the third quarter of 2009.  We expect to raise such additional capital by selling shares of our capital stock, proceeds from exercises of existing warrants and/or stock options and/or by borrowing money.  However, such additional capital may not be available to us at acceptable terms or at all.  As of March 26, 2009, we have 48,411,861 authorized shares of common stock available for issuance.  In September 2008, at our annual stockholders meeting, the stockholders approved a proposal to amend our certificate of incorporation to effect a reverse stock split of our common stock at any time prior to June 30, 2009 at a ratio between 1-for-20 and 1-for-30 as determined by our Board of Directors and to decrease our authorized common stock from 200 million shares to 100 million shares.  The proposal required the affirmative vote of a majority of the outstanding shares of common stock, and 78,351,083 shares of common stock, or 60.2% of the outstanding shares of common stock, voted to approve the proposal.  After the reverse stock split and the change in authorized shares of common stock have occurred, we will have sufficient available authorized shares of common stock to issue in a funding and for other uses as deemed appropriate by our Board of Directors.  Further, if we sell additional shares of our capital stock, current ownership positions in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to further reduce key operating expenditures or to cease operations altogether.

Our financial statements have been prepared assuming that we would continue as a going concern.  We have had recurring net losses, including net losses for each of the years ended December 31, 2008 and 2007, and have an accumulated deficit of approximately $50.3 million as of December 31, 2008.  In the view of our independent registered public accountants, these conditions raise substantial doubt about our ability to continue as a going concern.  We anticipate that our cash balances at December 31, 2008, coupled with our R & D support from Eli Lilly and Company for 2009, should be sufficient to fund our current level of operations into the middle of the third quarter of 2009.  We will need additional funding prior to the middle of the third quarter of 2009 in order to continue our research, product development and operations.  If we are successful in achieving our next milestone to establish the feasibility of the Company’s serum-based diagnostic test, we believe the Company could begin generating revenue from our serum diagnostic program in late 2010 to mid 2011 under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”).  Under CLIA, companies can supply either “investigational use only” or “research use only” tests, which do not require FDA approval, but are subject to certain regulatory conditions.  In order to sell our serum-based diagnostic test under CLIA, we would need to contract or partner with a CLIA certified lab.  Since we do not expect to generate significant revenues from the sales of our serum-based diagnostic test under CLIA until 2011, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital prior to the middle of the third quarter 2009, either through some form of collaboration or joint venture or debt or equity financing, which may include the exercise of outstanding stock options and/or warrants.  If we are unable to raise additional capital, we may be forced to discontinue our business.

We are a development stage company without any products currently being validated under CLIA regulations or in FDA clinical trials.

We are a development stage company.  Our product furthest along is a diagnostic test which detects Alzheimer’s disease utilizing cerebrospinal fluid (CSF).  Our other potential diagnostic and therapeutic products and technologies are early in the research and development phase, and product revenues may not be realized from the sale of any such products for at least the next several years, if at all.  Our proposed products will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval, whether under CLIA regulations, or under the FDA approval process.  There can be no assurances that our research and development efforts will be successful, that our potential products will prove to be safe and effective in clinical trials or that we will develop any commercially successful products.  We currently have no approved products on the market and have not received any commercial revenues from the sale or license of any diagnostic or therapeutic products.

We have a history of operating losses and expect to sustain losses in the future.

We have experienced significant operating losses since our inception.  As of December 31, 2008, we had an accumulated deficit of approximately $50.3 million.  We expect to incur operating losses over the next several years as our research and development efforts continue.  Our ability to achieve profitability depends in part upon our ability, alone or with or through others, to raise additional capital to execute our business plan, to advance development of our proposed products, to obtain required regulatory approvals, to manufacture and market our products, and to successfully commercialize our approved products.

We need to raise additional capital by the middle of the third quarter of 2009, however, we may not be able to raise such capital, or we may only be able to raise capital on unfavorable terms.

Our operations to date have consumed substantial amounts of cash. Our development of our technologies and potential products will require substantial funds to conduct the costly and time-consuming activities necessary to research, develop and optimize our technologies, and ultimately, to establish manufacturing and marketing capabilities.  Our future capital requirements will depend on many factors including:

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

We anticipate that our cash balances at December 31, 2008, coupled with our R & D support from Eli Lilly and Company for 2009, should be sufficient to fund our current level of operations through the middle of the third quarter of 2009.  We will need additional funding prior to the middle of the third quarter of 2009 in order to continue our research, product development and our operations.  The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.  If additional funding is not obtained, we will not be able to continue funding the costs of any programs, and we may have to significantly minimize or eliminate our programs, and possibly discontinue all our product development and/or our operations.  We are currently evaluating our options to maximize the value of our diagnostic technology, including seeking partnerships and licensing arrangements.

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

Diagnostic products have a different path to regulatory approval than the path for pharmaceutical products. Before approval by the FDA for general sale, under certain conditions, companies can supply either “investigational use only” or “research use only” assay kits under the Clinical Laboratory Improvement Amendment (“CLIA”) of 1988.  In vitro diagnostic products have a different path to FDA regulatory approval, i.e., the Premarket Approval Application (PMA) process regulated by the Office of In Vitro Diagnostic Device and Safety (OIVD) of the FDA.  The regulatory process leading to a submission of an in vitro diagnostic device PMA for FDA approval to market involves a multistage process including: (1) a Pre-Investigational Device Exemption (Pre-IDE) program in which preliminary information is submitted to the FDA for review and guidance on, and acceptance of, the test protocol and proposed clinical trial to evaluate the safety and effectiveness of an in vitro diagnostic product followed by, (2) an Investigational Device Exemption (IDE) submission for approval to allow the investigational diagnostic device to be used in a clinical study in order to (3) collect safety and effectiveness data required to support a PMA to receive FDA approval to market a device.

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

Our technologies are subject to licenses and termination of any of those licenses would seriously harm our business.

We have exclusive licenses with Albert Einstein College of Medicine ("AECOM") covering virtually all of our Alzheimer's disease technology, including virtually all our AD related diagnostic and therapeutic products currently in development.  We depend on these licensing arrangements to maintain rights to our products under development.  These agreements require us to make payments in order to maintain our rights.  The agreements also generally require us to pay royalties on the sale of products developed from the licensed technologies, fees on revenues from sublicensees, where applicable, and the costs of filing and prosecuting patent applications.  We are currently in compliance with our license agreements, however, we will need to raise additional capital prior to the middle of the third quarter of 2009 in order to meet our ongoing obligations to AECOM.  If we fail to raise sufficient funds, and consequently default on our obligations to AECOM, our licenses could terminate, and we could lose the rights to our proprietary technologies. Such a loss would have a material adverse effect on our operations and prospects.

Our collaboration agreement with Eli Lilly and Company may not provide the future payments we anticipate over the course of the agreement, or may not provide the future payments in a time frame consistent with our expectations, which could result in the termination of our operations

In November 2006, we entered into an agreement with Eli Lilly and Company to develop therapeutics to treat AD.  Lilly received the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.  Lilly may not advance any of the technology under the agreement as fast, or as far, as we would anticipate, if at all, to provide us with the milestone and royalty payments we expected when we signed the agreement.  In addition, Lilly may decide to allocate internal resources to other projects and slow down, or stop the work, under our collaboration agreement for a period of time, which could cause our technology under the agreement not to be advanced at the rate we expected, or not be advanced at all.  Such a situation could have a material adverse effect on our operations and prospects and we may have to shut down, or scale back, our operations unless we could enter into a new partnership arrangement or raise capital.

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

The value of our research could diminish if we cannot protect, enforce and maintain our intellectual property rights adequately

The pharmaceutical and diagnostic industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes, and where possible, we actively pursue both domestic and foreign patent protection for our proprietary products and technologies. Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. When patent protection is available, it is our policy to file patent applications in the United States and selected foreign jurisdictions. During our review of our patent portfolio in 2007 and 2008, we stopped maintaining some older method patents that we determined did not have the potential for any future benefit. We currently hold and maintain 4 issued United States patents and various related foreign patents.  One of the issued United States patents is for our Alzheimer's diagnostic technology, two of the issued United States patents are for our Alzheimer's therapeutic technology and one of the issued United States patents relates to transgenic animals.  One of the patents, issued in October 2007, relates to a gene that is nested within the tau gene that in turn creates the tau protein.  One of the issued AD patents is assigned to AECOM and is licensed to us, and two of the issued AD patents are assigned to us.  We currently have three patent applications filed, one has Alzheimer's diagnostic applications, one has Alzheimer's therapeutic applications, and one has both Alzheimer's diagnostic and therapeutic applications.  The issued United States Alzheimer's technology patents expire between 2014 and 2023.  No assurance can be given that our issued patents will provide competitive advantages for our technologies or will not be challenged or circumvented by competitors. With respect to already issued patents, there can be no assurance that any patents issued to us will not be challenged, invalidated, circumvented or that the patents will provide us proprietary protection or a commercial advantage. We also rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality agreements with employees, consultants, collaborative partners and others. There can be no assurance that these agreements will not be breached.

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

    We do not have the ability to conduct clinical trials independently.  We intend to rely on our partners, clinical investigators and third-party clinical research organizations to perform a significant portion of these functions.  There can be problems with using third-party clinical research organizations such as:

•	we are not able to locate acceptable contractors to run this portion of our clinical trials;

•	we can not enter into favorable agreements with them;

•	third parties may not successfully carryout their contractual duties; and/or

•	third parties may not meet expected deadlines

If any of these problems occur, we will be unable to obtain required regulatory approvals and will be unable to commercialize our products on a timely basis, if at all.

We are dependent on our key employees and consultants, who may not readily be replaced

We are highly dependent upon the principal members of our management team, especially Ellen R. Hoffing, Chairman, President and Chief Executive Officer, and Peter Davies, Ph.D., our founding scientist, as well as our other officers and directors.  Ms. Hoffing’s employment agreement is effective through August 29, 2009.  Our consulting agreement with Dr. Davies was renewed in November 2008 and is effective through November 2011.  We do not have employment agreements with John DeBernardis, Ph.D., Chief Scientific Officer, and David Ellison, Chief Financial Officer and Corporate Secretary.  We do not currently maintain key-man life insurance and the loss of any of these persons' services, and the resulting difficulty in finding sufficiently qualified replacements, could adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.

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

We derive significant support and benefit from research collaborators and other expertise that we utilize.  These collaborators are not our employees and operate under consulting agreements that are subject to termination provisions.  Our core technology in the AD field is based on exclusive licenses with AECOM covering virtually all of our diagnostic and therapeutic applications in the field of neurodegenerative diseases.  We therefore cannot control the explicit amount of time or output that is derived from our collaborators through our agreements.  Dr. Davies is currently actively deploying the time and resources at his lab at AECOM that is necessary to advance our collaboration agreement with Eli Lilly and Company as well as providing support to our diagnostic development programs.  We may not derive any new or additional tools or technologies from our relationship with Dr. Davies at AECOM, that would be appropriate for us to develop, or that fall outside of the rights of the Lilly collaboration.

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

Our stock price may fluctuate significantly due to reasons unrelated to our operations, our products or our financial results.  Our stock price may decrease if we have to issue a large number of shares of common stock in order to raise the additional funds needed prior to the middle of the third quarter of 2009.

Stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating performance or new product or service announcements.  Broad market fluctuations, earnings and other announcements of other companies, general economic conditions or other matters unrelated to us or our operations and outside our control also could affect the market price of the Common Stock.  During the  2008 fiscal year, the highest closing price of our stock was $0.13 and the lowest closing price of our stock during the same period was $0.02.  At our current level of operations, we have sufficient cash to last into the middle of the third quarter of 2009, and we will need to raise additional funds prior to the middle of the third quarter of 2009.  In order to raise additional funds, we may have to sell a significant number of shares of our common stock and/or issue warrants exercisable to purchase shares of our common stock.  While the inflow of additional funds may cause our stock price to increase, the prospect of issuing, or the actual issuance of, a substantial number of additional shares of common stock may cause our stock price to decrease.

We will need to increase the number of our authorized shares of common stock in order to raise a meaningful amount of capital through the sale of equity securities.  Such increase has been approved by our stockholders.

We have 200,000,000 authorized shares of common stock.  As of December 31, 2008, we had 130,217,808 shares of common stock issued and outstanding, and we have reserved (i) 43,273,903 shares of common stock for issuance upon the exercise of outstanding warrants and (ii) 19,430,497 shares of common stock for issuance upon the exercise of outstanding options.  In January 2009, 234,370 stock options expired, unexercised.  In February 2009, 34,690,824 warrants expired, unexercised and 799,752 options were issued.  In March 2009, we had a stock option exchange program that resulted in a net decrease of 7,208,627 stock options outstanding.  As of March 26, 2009, we have 48,411,861 shares of common stock available for issuance in any capital raising transaction.  Because we may have to issue warrants in any equity deal to raise capital, we could have significantly less than 48.4 million shares to sell, which reduces the amount of capital we could raise.  In order to be able to raise a significant amount of capital for future operations, we will need to increase our available shares of authorized common stock.  In September 2008, at our annual stockholders meeting, the stockholders approved a proposal to amend our certificate of incorporation to effect a reverse stock split of our common stock at any time prior to June 30, 2009 at a ratio between 1-for-20 and 1-for-30 as determined by our Board of Directors and to decrease our authorized common stock from 200 million shares to 100 million shares. After the reverse stock split and the change in authorized shares of common stock have occurred, we will have sufficient available authorized shares of common stock to issue in a funding and for other uses as deemed appropriate by our Board of Directors.

Our share price may decline due to a large number of shares of our common stock eligible for sale in the public markets and a large number of shares of our common stock that could be issued upon the exercise of warrants and options should our stock price increase to a level above the exercise price of the warrants and options

As of March 26, 2009, we had outstanding 130,217,808 shares of Common Stock, without giving effect to shares of Common Stock issuable upon exercise of (i) warrants issued to SF Capital, exercisable for 6,214,286 shares of or common stock, (ii) 10,120,585 options granted under our stock option plan, (iv) 2,666,667 options granted outside of our stock option plan, and (iv) 2,368,793 other warrants previously issued.  Of such outstanding shares of common stock, all are freely tradable, except for any shares not yet registered, shares underlying stock options that are not yet vested, and any shares held by our "affiliates" within the meaning of the Securities Act (officers, directors and 10% security holders), which shares will be subject to the resale limitations of Rule 144 promulgated under the Securities Act.  We will need to raise capital prior to the middle of the third quarter of 2009 and this may cause us to issue additional shares of our common stock in 2009.

The holders of our outstanding warrants and stock options may not exercise them, or they may expire before we are able to receive any proceeds from the exercise of these warrants and stock options

As of March 26, 2009, we had 8,583,079 outstanding warrants and 12,787,252 outstanding stock options.  The outstanding warrants have an average exercise price of $0.18 and have expiration dates between 2009 and 2013.  The outstanding stock options have exercise prices ranging from $0.039 to $1.50 and have expiration dates between 2010 and 2019.  We may not receive any significant proceeds from the exercise of these outstanding warrants and stock options due to market conditions and/or the expiration of the warrants and stock options prior to exercise.  This could impact our future fund raising options.

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

Our disclosure controls and procedures and our internal controls over financial reporting are not adequate and may result in our failure to disclose items that we may be required to disclose under the Securities Act or the Securities Exchange Act or may result in financial statements that are incomplete or subject to restatement

Section 404 of the Sarbanes Oxley Act of 2002 (“Section 404”) requires significant additional procedures and review processes of our system of internal controls.  Section 404 requires that we evaluate and report on our system of internal controls over financial reporting beginning with the Annual Report on Form 10-K for the year ended December 31, 2007.  In addition, our independent auditors must report on management’s evaluation of those controls for the year ending December 31, 2009.  The additional costs associated with this process may be significant.  Our internal controls under Section 404 may not be adequate.  After documenting and testing our system, we have identified the following material weaknesses:

•	We lack segregation of duties in the period-end financial reporting process, and
•	Our accounting software has inherent control deficiencies.

Due to these material weaknesses, our chief executive officer and chief financial officer concluded that as of December 31, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Consequently, we may fail to disclose items that we are required to report in our SEC filings, including registration statements, proxy statements and periodic reports.  If we are required to amend prior reports as a result of failing to disclose required information, investors may react adversely to such amendments and our stock price may decrease.

Our Independent Registered Public Accountants have substantial doubt about our ability to continue as a going concern

We have had net losses for each of the years ended December 31, 2008 and 2007, and we have an accumulated deficit as of December 31, 2008.  Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent registered public accountants, these conditions raise substantial doubt about our ability to continue as a going concern.  We anticipate that our cash balances at December 31, 2008, coupled with our R & D support from Eli Lilly and Company for 2009, should be sufficient to fund our current level of operations through the middle of the third quarter of 2009.  We will need additional funding prior to the middle of the third quarter of 2009 in order to continue our research, product development and our operations.  Since we do not expect to generate any material revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital prior to the middle of the third quarter 2009, either through some form of collaboration or joint venture or debt or equity financing, which may include the exercise of outstanding stock options and/or warrants.  If we are unable to raise additional capital, we may be forced to discontinue our business.

ITEM 2.                      PROPERTIES

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC (Over-the-Counter) Bulletin Board and traded under the symbol, "APNS".  Prior to November 25, 2003, our common stock was traded on the OTC Bulletin Board under the symbol “HMYD”.  Our common stock was previously traded on the OTC Bulletin Board under the symbol “OPHD” until February 5, 2002.

The following table sets forth the range of high and low closing bid prices for our common stock, from January 1, 2007 through December 31, 2008, and for each of the quarterly periods indicated as reported by the OTC Bulletin Board.  The bid prices represent prices between broker-dealers and don’t include retail mark-ups and mark-downs or any commissions to the dealer.  These bid prices may not reflect actual transactions.

	High	Low
2007:
First quarter	$ 0.31	$ 0.23
Second quarter	0.32	0.20
Third quarter	0.24	0.15
Fourth quarter	0.22	0.11

2008:
First quarter	$ 0.13	$ 0.09
Second quarter	0.10	0.06
Third quarter	0.08	0.05
Fourth quarter	0.06	0.02

As of February 27, 2009, we had approximately 2,500 record holders of our common stock.  We estimate that as of such date, there were more than 2,000 beneficial holders of our common stock.

No dividends were paid in 2007 and 2008.  There are no restrictions on the payment of dividends.  We do not intend to pay dividends for the foreseeable future.

All of our securities that were issued or sold by us since March 15, 2001, have been registered with the SEC, except 2,666,667 stock options issued outside our Stock Option Plan in 2006 and 926,316 shares of restricted  common stock.  All of these issuances were made in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933.  We filed an SB-2 registration statement in July 2004, an S-8 registration statement in December 2004, and an SB-2 registration statement in November 2007. An S-8 registration statement is expected to be filed in the second quarter of 2009 to register the stock options and restricted stock noted above.

ITEM 6.                      SELECTED FINANCIAL DATA

           Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.

OVERVIEW

Our business strategy is to build on our strong scientific research, and commitment to develop a range of solutions to meet the unmet needs of the growing number of Alzheimer patients.  Through our tau based approach we continue to develop proprietary technology, know-how and tools.  We are seeking to offer options for early diagnosis and disease modifying therapeutic solutions that will enhance the physicians’ ability to effectively manage their patient’s treatment.  We initiated a business development program in the second half of 2008 to offer to pharmaceutical, biotechnology, imaging and other clinical trial support companies the opportunity to use our CSF-based P-Tau 231 test as a cost-effective tool to help optimize their clinical trial programs.  We have performed initial studies for two major pharmaceutical companies and are in discussions with other interested parties.

Our unique science, stemming from the work of our founding scientist, Peter Davies, Ph.D., is focused on developing a range of diagnostic tests.  In addition, through our collaboration with a top tier Pharmaceutical company, Eli Lilly and Company, our tau-based science is the foundation of the development and commercialization of novel therapeutics to modify the course of AD.  During the first half of 2008, we achieved three important program milestones; we passed a significant unpaid program milestone in our therapeutic program collaboration with Eli Lilly and Company, we identified tools that meet our requirements to advance our serum diagnostic development program to “rule out” AD, and we created proprietary tau-based tools required for the development of a serum-based test to support the early diagnosis of AD, utilizing our P-Tau 231 biomarker.  To achieve our next diagnostic program milestones, we established key working arrangements with several specialized technology companies in the second half of 2008.  Utilizing our newly developed proprietary tools with these specialized technology companies, we are advancing the development of our serum diagnostic development programs.  Our principal development programs, and plan of operation for each, are as follows:

•
AD Therapeutic Program – We are involved in the discovery and development of novel therapeutic targets for the development of treatments for Alzheimer’s disease based upon a concept developed by Dr. Davies, the Company’s founding scientist and the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at AECOM.  As a result of Dr. Davies’ research, and the Company’s expertise, we are focused on discovery of unique targets that may be involved in a common intracellular phosphorylation pathway leading to the development of the abnormal, destructive brain structures, amyloid plaques and neurofibrillary tangles, that are characteristic of Alzheimer’s disease.  A patent application was filed in 2006 covering Dr. Davies work relative to the therapeutic work.  In November 2006, we entered into an agreement with Eli Lilly and Company to develop therapeutics to treat AD.  The agreement forms a collaboration that combines the expertise, research tools and tau-based approach advanced by Dr. Davies and our team at APNS, with the scientists, therapeutic development expertise and financial resources at Eli Lilly and Company.  The agreement calls for Lilly to receive the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from our collaboration.

Since the start of our collaboration with Eli Lilly & Company, the collaboration management structure, working teams and external resources have become fully operational.  The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS.  Key in-vivo models have been established with the goal to validate our proprietary tau-based target.  The collaboration with Lilly has established criteria that provide the team with a clearly mandated and coordinated work plan that will enable them to generate the data to validate the proprietary APNS target.  The APNS proprietary tau-based target has already achieved two significant unpaid program milestones: the first one in the second quarter of 2007 and the second one in the first quarter of 2008.  The next milestone, if achieved, would be the first milestone for which we receive a cash payment from Lilly.  The achievement of the first paid milestone was targeted for review by Lilly’s program management team in late March 2009.  Prior to the review by Lilly’s program management team, the joint Lilly/APNS collaboration management team deferred formal review pending the completion of the milestone requirements.  Lilly remains fully committed to the collaboration with resources focused on program progress and milestone achievement.  The collaboration continues to make progress toward additional tau-based targets with various screens established and studies underway for identifying other tau-based targets.  We anticipate providing an update on the progress of the collaboration with Lilly late second quarter 2009.

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

CSF-Based Diagnostic - Our most recent research has sought to further substantiate the utility of the test in the mild cognitive impairment (“MCI”) population.  Two studies published in 2007 show the ability of our CSF-based test to be a strong predictor of the decline from MCI to AD.  The September 2007 online edition of Neurobiology of Aging presented a study comparing five of the best-known CSF biomarkers for AD.  Our P-Tau 231 biomarker was the strongest predictor of the decline from MCI to AD.  The December 2007 issue of Neurology published an internationally based multi-center study that demonstrated our P-Tau 231 biomarker was a significant predictor of the decline from MCI to AD in a clinically useful time period of 1.5 years.  Studies published in the December 2005 edition of Neuroscience Letters and in the March 2006 journal Neurobiology of Aging support the use of our P-Tau 231 CSF-based diagnostic test in identifying individuals with MCI who, over time, are most likely to develop AD.  Current data seems to suggest that 60% to 80% of individuals with MCI will eventually progress to AD.  As a neurodegenerative disease, it is theorized that early detection of AD could greatly enhance the ability of current and future therapies to better manage the disease.  A study published in the January 2004 edition of Archives of General Psychiatry has shown that detecting phosphorylated tau (“P-Tau”) proteins in CSF comes closest to fulfilling the criteria of a biological marker for AD.  This publication reported that our P-Tau 231 CSF-based test exceeded standards for an AD diagnostic test established by the National Institute of Aging and the Ronald and Nancy Reagan Research Institute of the Alzheimer’s Association in a 1998 published “Consensus Report”.  It was determined by that group that a successful biological marker would be one that had a sensitivity level and specificity level of at least 80%.  A Position Paper, “Research Criteria for the Diagnosis of Alzheimer’s Disease: Revising the NINCDS-ADRDA Criteria”, was published in the August 2007 edition of Lancet Neurology that describes suggested revisions to the criteria for the diagnosis of Alzheimer’s disease, including the use of CSF biomarkers, specifically referencing our P-Tau 231 CSF-based test.  The February 2009 issue of Journal of Alzheimer’s Disease showed the added value of our ptau biomarker when used in conjunction with an MRI.  New P-Tau 231 antibodies that have been created for our serum-based diagnostic development may also allow us to enhance the commercial viability of our CSF-based test.

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

As part of our project plan, in 2007, we secured additional expertise and resources by conducting a scientific advisory board meeting that brought together APNS scientists, Dr. Davies and three outside diagnostic experts to assist us in assessing the most effective approaches and resources to advance our diagnostic development programs.  Through 2007, we followed our work plans to develop program related tools, primarily antibodies, that met our scientific criteria.  We achieved a key milestone in the first quarter of 2008 by identifying several antibodies that met our requirements.  These antibodies support advancing development of a “rule out” serum based test for AD.  We successfully met our next key milestone in the second quarter of 2008 through the creation of proprietary tau-based  antibodies required for the development of a serum-based test to support the early diagnosis of AD, utilizing our P-Tau 231 biomarker (the “P-Tau test”).   These new P-Tau related antibodies may also support enhancing the commercial viability of our CSF-based test.

Throughout the antibody development process we have been assessing specialized technologies that we believe are necessary to advance our serum diagnostic development programs.  The goal of collaboration is to bring together a company’s proprietary technology and related know-how with APNS’ new proprietary antibodies and extensive knowledge of the protein tau, and determine the opportunity for a joint effort to develop a serum-based diagnostic test.  Technology assessments and discussions with companies for initial collaborations led to the establishment of key working arrangements with several specialized technology companies.  We began working with these specialized technology companies throughout the second half of 2008.  The primary focus of the initial work was to determine feasibility of our proprietary P-Tau test in serum with a supportive technology.  The results to date from one of these technology companies have produced variable data that do not provide clear-cut feasibility for our P-Tau serum-based diagnostic test in development with their proprietary technology.  Additional antibodies were developed in the fourth quarter of 2008 and the first quarter of 2009 that potentially could be utilized to address the issues connected with the development of the P-Tau test with this specialized technology company.  Our work to establish feasibility for a P-Tau test is ongoing with the other companies.

Additional antibodies to support a serum-based “rule out” test were developed in the fourth quarter of 2008 and the first quarter of 2009.  In early 2009, we expanded on our initial work with the specialized technology companies to determine feasibility for a “rule out” test.   In addition, we began work in-house on a total tau “rule out” serum-based test, to support the external efforts.  Our current plans target the feasibility of both the P-Tau test and the “rule out” test in the middle of the second quarter of 2009.

CSF-Based Diagnostic Test Business Development Program - Given the strong body of scientific data available for our P-Tau 231 test, coupled with the growing number of clinical trials directed at creating improved therapeutic solutions for AD patients, APNS has initiated a business development program to offer to pharmaceutical, biotechnology, imaging and other clinical trial support companies the opportunity to use our CSF-based P-Tau 231 test as a cost-effective tool to help optimize their programs.  APNS and Dr. Davies met with companies that had expressed an interest in utilizing the P-Tau 231 diagnostic test.  The meetings took place at the July 2008 International Conference on Alzheimer’s Disease (“ICAD”) meeting in Chicago.  We have performed initial studies for two major pharmaceutical companies and have had discussions with other interested parties.  Net revenue we may generate by performing our test for interested customers could be deployed to continue progress toward our goal of developing a serum-based test for the early diagnosis of AD.  We are actively continuing our efforts and are in discussions with companies that may utilize our CSF-based diagnostic test.

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

As of December 31, 2008, we had a cash balance of $1,045,020.  We anticipate that our cash balance at December 31, 2008, coupled with our R & D support from Eli Lilly and Company for 2009, should be sufficient to fund our current planned development activities and operating expenses into the middle of the third quarter of 2009.  We will need additional funding prior to the middle of the third quarter of 2009 to continue our research, product development and our operations.  We intend to seek such additional funding through private and/or public financing, through exercise of currently outstanding stock options and warrants or through collaborative or other arrangements with partners.  If we need to sell additional shares of common stock in order to raise such additional funding, we will in all likelihood amend our certificate of incorporation to increase the number of available authorized shares of common stock.  In September 2008, at our annual stockholders meeting, the stockholders approved a proposal to amend our certificate of incorporation to effect a reverse stock split of our common stock at any time prior to June 30, 2009 at a ratio between 1-for-20 and 1-for-30 as determined by our Board of Directors and to decrease our authorized common stock from 200 million shares to 100 million shares.  After the reverse stock split and the change in authorized shares of common stock have occurred, we will have sufficient available authorized shares of common stock to issue in a funding and for other uses as deemed appropriate by our Board of Directors.  The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.

We do not anticipate the purchase, lease or sale of any significant property and equipment during 2009.  We do not anticipate any significant changes in our employee count during 2009.

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

For the year ended December 31, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertain income tax positions.  This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken, or expected to be taken, in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Upon adoption, there was not any unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity.  We do not expect any reasonably possible material changes to the estimated amount in our liability associated with our uncertain tax position through December 31, 2009.

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

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

We recognized $838,133 of revenues in 2008 primarily from the recognition of twelve months of our initial funds received from our collaboration with Eli Lilly and Company.  We recognized $1,083,333 of revenues in 2007 from the completion of one research agreement and the recognition of twelve months of our initial funds received from our collaboration with Eli Lilly and Company.

Research and development

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding for research and development programs, funding of research related to license agreements, scientific consultant expenses and overhead costs.  Research and development expenses for the year ended December 31, 2008 decreased 11% or $187,730 to $1,471,528 from $1,659,258 for the year ended December 31, 2007.  Below is a summary of our research and development expenses:

			Increase
Expense	2008	2007	(Decrease)
Compensation, taxes and benefits	$441,262	$786,961	$(345,699)
Program R & D funding, license fees and consulting	870,853	791,890	78,963
Rent, telephone and utilities	112,304	107,342	4,962
Stock option compensation expense	-	3,423	(3,423)
Other research and development expenses	47,109	(30,358)	77,467
Total Research and Development Expenses	$1,471,528	$1,659,258	$(187,730)

This decrease is primarily due to a decrease in compensation related expenses caused by a restructuring of our R & D staffing in the fourth quarter of 2007 and early 2008, that was partially offset by an increase in the cost of existing employee benefits.  The increase in program R & D funding, license fees and consulting was primarily due to an increase in our program R & D funding of $132,529 to advance our serum-based diagnostic programs for Alzheimer’s disease.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Non-cash expense for all stock based payments was $0 in 2008 and was $3,423 in 2007. We estimate that we may incur costs of approximately $120,000 to $150,000 per month on research and development activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, our development schedule, and our progress.  Results of preclinical studies, clinical trials, regulatory decisions and competitive developments for our diagnostic programs may significantly influence the amount of our research and development expenditures.  In addition, if we incur clinical development costs of any diagnostic program, research and development spending will significantly increase.

General and administrative

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, public company compliance expenses, including legal and accounting expenses, and occupancy related expenses.  General and administrative expenses for the year ended December 31, 2008 decreased 18% or $358,427 to $1,642,012 from $2,000,439 for the year ended December 31, 2007.  Below is a summary of our general and administrative expenses:

			Increase
Expense	2008	2007	(Decrease)
Compensation, taxes and benefits	$693,250	$753,513	$(60,263)
Consulting	105,377	138,603	(33,226)
Professional fees	298,176	319,960	(21,784)
Rent, telephone and utilities	43,550	44,876	(1,326)
Stock option compensation expense	306,014	532,917	(226,903)
Other general and administrative expenses	195,645	210,570	(14,925)
Total General and Administrative Expenses	$1,642,012	$2,000,439	$(358,427)

This decrease is primarily due to a decrease in non-cash costs associated with expensing stock options and warrants. a decrease in compensation related expenses and a decrease in professional fees and consulting costs.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value. Non-cash expense for all stock option based payments and warrant based payments in 2008 was $306,014 and in 2007 was $532,917.  The decrease in this non-cash compensation expense is primarily due to the reduction in the amortization of larger option grants from 2006 and the expense from a warrant grant in 2007, which was partially offset by the amortization of new option grants and new restricted stock grants in the second half of 2007 and the first half of 2008.  The decrease in compensation related expenses is primarily due to the elimination of CEO bonus in 2008 to conserve cash for operations.  This decrease was partially offset by higher wages and an increase in the cost of existing employee benefits.  The decrease in professional fees is primarily due to a decrease in corporate legal fees in 2008.  In 2007, additional legal costs were incurred for fund raising activities. Consulting costs decreased primarily due to a decrease in IR / PR expense.  We estimate that we may incur costs of approximately $100,000 to $130,000 per month on general and administrative activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, SEC requirements, and our development schedule.

Other income and expense

We did not incur any interest expense in 2008.  Interest expense for the year ended December 31, 2007 was $12,159, principally due to non-cash amortization of debt discount related to the bridge loan.  Interest income for the year ended December 31, 2008 decreased 28% or $17,121, to $43,039 from $60,160 for the year ended December 31, 2007.  The decrease is primarily due to lower average invested balances and a lower rate of return.

We currently do not hedge foreign exchange transaction exposures.  As of December 31, 2008, we do not have any assets denominated in foreign currencies.  At December 31, 2008, we did have an amount due in euros to a European collaborator.  Included in accounts payable at December 31, 2008 was an estimate of $50,935 due to this collaborator.  This amount due was settled for $50,005 in January 2009.

Net loss

We incurred a net loss of $2,232,368 for the year ended December 31, 2008 compared to a net loss of $2,528,363 for the year ended December 31, 2007.  The primary reasons for the $295,995 decrease in the net loss in 2008 were the $230,326 decrease in stock based compensation expense and the $345,699 decrease in R & D compensation and related taxes and benefits.  This was partially offset by a $132,529 increase in program R & D funding and a $245,200 decrease in research agreement revenues in 2008.

Capital resources and liquidity

To date, we have raised equity and convertible debt financing and received research agreement revenues, collaboration revenues and grant revenues to fund our operations, and we expect to continue this practice to fund our ongoing operations.  Since inception, we have raised net proceeds of approximately $42.6 million from private equity and convertible debt financings.  We have also received approximately $3.9 million from research agreements, collaboration revenues and grant revenues.

Our cash and cash equivalents were $1,045,020 and $2,960,141 at December 31, 2008 and 2007, respectively.  The decrease in our cash balance is due to the cash used in operations in 2008, less the $500,000 received in convertible debt funding in December 2008.

We used cash in operating activities of $2,414,138 for the year ended December 31, 2008 versus cash used in operating activities of $2,565,860 for the year ended December 31, 2007.  This decrease primarily reflects an overall reduction in expenses in 2008 that was partially offset by $250,000 of revenue received in 2007.  Cash used in investing activities was negligible in 2008 and 2007.  Net cash provided by financing activities was $500,000 for the year ended December 31, 2008 versus net cash provided by financing activities of $4,097,539 for the year ended December 31, 2007.  This decrease primarily reflects the excess of funds raised in 2007 over funds raised in 2008, less the repayment of the bridge loan funds received in 2006, plus accrued interest, in January 2007.

We have incurred recurring losses since our inception and expect to incur substantial additional research and development costs prior to reaching profitability.  We incurred research and development costs of $1,471,528 in 2008 and $1,659,258 in 2007, excluding non-cash costs related to accounting for stock options and other costs associated with the issuance of equity instruments.  Prior to 2007, virtually all of our research and development costs were internal costs and license costs which were not specifically allocated to any of our research and development projects.  Beginning in 2007, an increasing amount of our research and development costs are being specifically allocated to our research and development projects.  Through a restructuring, we eliminated a senior scientific management position in November 2007 and a staff scientist position in February 2008.  The compensation that had been utilized for the scientists is now being allocated to direct R & D projects and working with outside companies and consultants to obtain specific expertise and access to technologies to assist us in advancing our programs.  We anticipate that our cash balances as of December 31, 2008, coupled with anticipated funds to be received from operations, will be sufficient to cover our planned research and development activities and general operating expenses through the middle of the third quarter 2009.  We will need additional funding prior to the middle of the third quarter 2009 to cover operations.  If additional funding is not obtained, we will not be able to fund the costs of any programs in development.  This would have a material adverse effect on our operations and our prospects.

As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

We currently do not have sufficient resources to maintain operations and complete the development of our proposed research projects.  Therefore, we will need to raise additional capital prior to the middle of the third quarter 2009 to fund our operations.  We cannot be certain that any financing will be available when needed, or on terms acceptable to us.  If we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products and/or technologies that we believe may be beneficial to our business.  We may spend capital on:

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

For 2009, AECOM has agreed to defer the semi-annual maintenance payments until the earlier of December 31, 2009 or a fund raise at least equal to $3,500,000. In exchange for this deferral, we agreed to prepay the quarterly funding payments to support Dr. Davies lab at AECOM that are due in February 2009, May 2009 and August 2009.  This prepayment of $112,500 was made in December 2008.

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

The following table summarizes the timing of these future long term contractual obligations and commitments for the next five years ending December 31:

Contractual Obligations	2009 Year 1	2010 Year 2	2011 Year 3	2012 Year 4	2013 Year 5	Total
Operating Leases	$99,375	$37,266	$-	$-	$-	$136,641
Consulting Agreements with initial terms greater than one year	108,000	108,000	99,000	-	-	315,000
Commitments Under License Agreement with AECOM	500,000	500,000	500,000	500,000	500,000	2,500,000
Total Contractual Cash Obligations	$707,375	$645,266	$599,000	$500,000	$500,000	$2,951,641

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).   SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  It clarifies (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No.133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company will disclose hedging activities under SFAS No. 161 beginning on January 1, 2009 and does not expect SFAS No. 161 to have a material effect on its financial statements since it pertains to disclosure only.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.   SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  This Statement is effective November 15, 2008.  The Company will adopt this Statement effective January 1, 2009 but does not anticipate that the Statement will have a material effect on the Company’s results of operations or financial position, as the Statement does not directly impact the accounting principles applied in the preparation of the Company’s financial statements.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)

FINANCIAL STATEMENTS

Contents

Page
Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets as of December 31, 2008 and 2007	37
Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007, and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2008	38
Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2008, and 2007, and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2008	39-41
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, and 2007, and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2008	42-43
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, and 2007, and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2008	44-62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors
Applied NeuroSolutions, Inc.
Vernon Hills, Illinois

We have audited the accompanying consolidated balance sheets of Applied NeuroSolutions, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity/(deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied NeuroSolutions, Inc. (a development stage company) as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Virchow, Krause & Company, LLP

Chicago, Illinois
March 24, 2009

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2008	2007
Assets Current assets:
Cash	$1,045,020	$2,960,141
Accounts receivable	4,800	-
Prepaids and other current assets	157,786	73,615
Total current assets	1,207,606	3,033,756

Property and equipment:
Equipment and leaseholds	2,168,498	2,167,515
Accumulated depreciation and amortization	(2,156,805)	(2,140,321)
Net property and equipment	11,693	27,194

Other assets:
Prepaids	-	20,124
Deposits	8,281	8,641
Total other assets	8,281	28,765
Total assets	$1,227,580	$3,089,715
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$119,866	$74,170
Deferred revenues, current portion	301,399	333,333
Accrued consultant fees	4,500	4,800
Accrued wages	-	120,000
Accrued vacation wages	28,703	39,060
Accrued 401k match	38,550	53,672
Other accrued expenses	26,432	28,797
Total current liabilities	519,450	653,832
Long term liabilities:
Notes payable, net of current portion	500,000	-
Deferred revenues, net of current portion	-	301,399
Total long term liabilities	500,000	301,399
Stockholders' equity:
Preferred stock, par value $0.0025: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.0025; 200,000,000 shares authorized; 130,217,808 shares issued and outstanding	325,547	325,547
Treasury stock, 23,294 shares, at cost	(10,614)	(10,614)
Additional paid in capital	50,156,580	49,850,566
Deficit accumulated during the development stage	(50,263,383)	(48,031,015)
Total stockholders' equity	208,130	2,134,484
Total liabilities and stockholders' equity	$1,227,580	$3,089,715
See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period from March 14, 1992 (inception) to December 31,
	2008	2007	2008
			(unaudited)
Research agreement revenues	$4,800	$250,000	$1,707,500
Collaboration revenues	833,333	833,333	1,698,600
Grant revenues	-	-	669,022
Total revenues	838,133	1,083,333	4,075,122

Operating expenses:
Research and development	1,471,528	1,659,258	32,512,196
General and administrative	1,642,012	2,000,439	18,096,352
Loss on impairment of intangible assets	-	-	411,016
Loss on writedown of leasehold improvements	-	-	1,406,057
Total operating expenses	3,113,540	3,659,697	52,425,621

Operating loss	(2,275,407)	(2,576,364)	(48,350,499)

Other (income) expense:
Interest expense	-	12,159	716,344
Interest income	(43,039)	(60,160)	(921,554)
Amortization of debt discount	-	-	272,837
Beneficial conversion of debt to equity	-	-	274,072
Inducement to convert debt to equity	-	-	1,631,107
Cost of fund raising activities	-	-	62,582
Loss on extinguishments of debt	-	-	4,707,939
Gain on derivative instruments, net	-	-	(4,894,163)
Net other (income) expense	-	-	63,720
Total other (income) expense	(43,039)	(48,001)	1,912,884

Net loss	(2,232,368)	(2,528,363)	(50,263,383)

Less: Deemed dividend to common Stockholders	-	(391,312)	(391,312)

Less: Fair value of induced preferred stock conversion	-	-	(1,866,620)
Net loss attributable to common stockholders	$(2,232,368)	$(2,919,675)	$(52,521,315)

Basic and diluted loss per common share:
Net loss attributable to common stockholders per share – basic	$(0.02)	$(0.03)	$(1.35)
Weighted average shares outstanding	130,217,808	113,325,596	39,045,644
See accompanying notes to consolidated financial statements

APPLIED NEUROSOLUTIONS, INC.

 (a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT)

FOR THE PERIOD FROM MARCH 14, 1992 (INCEPTION) TO DECEMBER 31, 2008

	Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Issuance of Common Stock	372,682	$932	$-	$(332)	$-	$600
Net loss	-	-	-	-	(922,746)	(922,746)
Balance at December 31, 1992	372,682	932	-	(332)	(922,746)	(922,146)
Issuance of Common Stock	434,793	1,087	-	(387)	-	700
Issuance of Preferred Stock, subsequently converted to Common Stock	165,936	415	-	1,201,750	-	1,202,165
Issuance of Preferred Stock, subsequently converted to Common Stock	762,066	1,905	-	5,640,172	-	5,642,077
Issuance of Common Stock upon conversion of note and accrued interest	368,322	921	-	2,964,005	-	2,964,926
Net loss	-	-	-	-	(4,875,845)	(4,875,845)
Balance at December 31, 1993	2,103,799	5,260	-	9,805,208	(5,798,591)	4,011,877
Issuance of Preferred Stock, subsequently converted to Common Stock	533,020	1,333	-	4,006,404	-	4,007,737
Retirement of Common Stock	(1,887)	(5)	-	(13,663)	-	(13,668)
Net loss	-	-	-	-	(6,154,275)	(6,154,275)
Balance at December 31, 1994	2,634,932	6,588	-	13,797,949	(11,952,866)	1,851,671
Issuance of Preferred Stock, subsequently converted to Common Stock	493,801	1,235	-	748,765	-	750,000
Issuance of Preferred Stock upon conversion of bridge loan and accrued interest, subsequently converted to Common Stock	689,179	1,723	-	1,005,840	-	1,007,563
Net loss	-	-	-	-	(2,191,159)	(2,191,159)
Balance at December 31, 1995	3,817,912	9,546	-	15,552,554	(14,144,025)	1,418,075
Issuance of Preferred Stock, subsequently converted to Common Stock	4,957,145	12,393	-	6,864,881	-	6,877,274
Issuance of Common Stock	31,802	80	-	96,524	-	96,604
Net loss	-	-	-	-	(2,591,939)	(2,591,939)
Balance at December 31, 1996	8,806,859	22,019	-	22,513,959	(16,735,964)	5,800,014
Issuance of Common Stock in connection with acquisition of intangible assets	131,682	329	-	399,671	-	400,000
Net loss	-	-	-	-	(2,040,092)	(2,040,092)
Balance at December 31, 1997	8,938,541	22,348	-	22,913,630	(18,776,056)	4,159,922
Net loss	-	-	-	-	(2,549,920)	(2,549,920)
Balance at December 31, 1998	8,938,541	22,348	-	22,913,630	(21,325,976)	1,610,002
Net loss	-	-	-	-	(1,692,356)	(1,692,356)
Balance at December 31, 1999	8,938,541	22,348	-	22,913,630	(23,018,332)	(82,354)
Issuance of Preferred Stock, subsequently converted to Common Stock	1,466,495	3,666	-	983,614	-	987,280
Issuance of warrants to purchase shares of Common Stock	-	-	-	83,406	-	83,406

	Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Extension of warrants to purchase shares of Common Stock	-	-	-	154,685	-	154,685
Stock options granted to non-employees	-	-	-	315,976	-	315,976
Net loss	-	-	-	-	(2,395,538)	(2,395,538)
Balance at December 31, 2000	10,405,036	26,014	-	24,451,311	(25,413,870)	(936,545)
Issuance of Common Stock upon conversion of bridge loans/accrd. int	4,474,649	11,185	-	2,027,696	-	2,038,881
Issuance of Common Stock	580,726	1,452	-	211,048	-	212,500
Stock options granted to non-employees	-	-	-	77,344	-	77,344
Issuance of warrants to purchase shares of Common Stock	-	-	-	27,367	-	27,367
Options reissued to adjust exercise term	-	-	-	64,033	-	64,033
Beneficial conversion feature of convertible debt	-	-	-	229,799	-	229,799
Induced conversion of convertible debt	-	-	-	1,631,107	-	1,631,107
Net loss	-	-	-	-	(4,146,913)	(4,146,913)
Balance at December 31, 2001	15,460,411	38,651	-	28,719,705	(29,560,783)	(802,427)
Issuance of Common Stock upon conversion of bridge loans, accrued interest, other payables and as payment for services	7,201,971	18,005	-	1,792,878	-	1,810,883
Issuance of Common Stock upon conversion of warrants	156,859	392	-	35,536	-	35,928
Stock options granted to non-employees	-	-	-	6,136	-	6,136
Repurchase of Common Stock	(23,294)	(58)	(10,614)	58	-	(10,614)
Merger between the Company and Molecular Geriatrics Corporation	24,905,151	62,263	-	(62,263)	-	-
Issuance of warrants to purchase shares of Common Stock	-	-	-	159,934	-	159,934
Net loss	-	-	-	-	(2,929,955)	(2,929,955)
Balance at December 31, 2002	47,701,098	119,253	(10,614)	30,651,984	(32,490,738)	(1,730,115)
Variable accounting for stock options	-	-	-	604,100	-	604,100
Stock options granted to non-employees	-	-	-	80,975	-	80,975
Issuance of warrants to purchase shares of common stock	-	-	-	193,130	-	193,130
Net loss	-	-	-	-	(3,301,420)	(3,301,420)
Balance at December 31, 2003	47,701,098	119,253	(10,614)	31,530,189	(35,792,158)	(4,153,330)
Issuance of units in private placement	32,000,000	80,000	-	1,483,066	-	1,563,066
Issuance of placement agent warrants	-	-	-	875,407	-	875,407
Issuance of units upon conversion of bridge loans	10,440,714	26,102	-	7,292,016	-	7,318,118
Issuance of common stock for services	200,000	500	-	64,500	-	65,000
Issuance of units for services	400,000	1,000	-	268,426	-	269,426
Issuance of warrants to purchase shares of common stock	-	-	-	124,775	-	124,775
Variable accounting for stock options	-	-	-	1,535	-	1,535
Net loss	-	-	-	-	(2,800,526)	(2,800,526)
Balance at December 31, 2004	90,741,812	226,855	(10,614)	41,639,914	(38,592,684)	3,263,471
Issuance of stock upon exercise of warrants	3,755,772	9,389	-	667,745	-	677,134

	Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Issuance of stock options to purchase shares of common stock	-	-	-	77,057	-	77,057
Variable accounting for stock options	-	-	-	219,952	-	219,952
Net loss	-	-	-	-	(2,620,641)	(2,620,641)
Balance at December 31, 2005	94,497,584	236,244	(10,614)	42,604,668	(41,213,325)	1,616,973
Issuance of stock upon conversion of warrants	2,014,195	5,036	-	438,419	-	443,455
Issuance of stock upon conversion of stock options	510,206	1,275	-	75,256	-	76,531
Issuance of stock	1,387,916	3,470	-	559,054	-	562,524
Non cash compensation for options FAS123R	-	-	-	720,322	-	720,322
Issuance of warrants to purchase shares of common stock	-	-	-	200,866	-	200,866
Non cash unrecognized compensation for options granted and cancelled	-	-	-	197,625	-	197,625
Net loss	-	-	-	-	(4,289,327)	(4,289,327)
Balance at December 31, 2006	98,409,901	246,025	(10,614)	44,796,210	(45,502,652)	(471,031)
Issuance of stock upon conversion of warrants	10,167,305	25,420	-	1,672,119	-	1,697,539
Issuance of stock	21,640,602	54,102	-	2,845,898	-	2,900,000
Non cash compensation for options FAS123R	-	-	-	496,848	-	496,848
Issuance of warrants to purchase shares of common stock	-	-	-	39,491	-	39,491
Net loss	-	-	-	-	(2,528,363)	(2,528,363)
Balance at December 31, 2007	130,217,808	325,547	(10,614)	49,850,566	(48,031,015)	2,134,484
Non cash compensation for options FAS123R	-	-	-	301,514	-	301,514
Issuance of warrants to purchase shares of common stock	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(2,232,368)	(2,232,368)
Balance at December 31, 2008	130,217,808	$325,547	$(10,614)	$50,156,580	$(50,263,383)	$208,130

See accompanying notes to consolidated financial statements

APPLIED NEUROSOLUTIONS, INC.

 (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from March 14, 1992 (inception) to December 31,
	2008	2007	2008
			(unaudited)
Cash flows from operating activities:
Net loss	$(2,232,368)	$(2,528,363)	$(50,263,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,484	15,857	2,641,898
Non-cash expense for equity compensation	-	-	2,379,241
Non-cash expense for equity compensation to employees and directors	306,014	536,340	2,889,682
Non-cash interest expense	-	11,159	334,912
Amortization of deferred financing costscosts	-	-	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishments of debt	-	-	4,707,939
Non-cash income for gain on derivative instrument, net	-	-	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold Improvements	-	-	1,406,057
Loss on impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	-	62,582
Changes in assets and liabilities:
Accounts receivable	(4,800)	250,000	198,490
Prepaids and other assets	(63,687)	50,230	(151,349)
Accounts payable	45,696	(196,528)	216,470
Deferred research agreement revenues	(333,333)	(583,334)	301,399
Accrued wages	(120,000)	63,244	-
Accrued collaborator payments	-	(70,000)	-
Accrued consultant fees	(300)	(32,200)	29,500
Accrued vacation wages	(10,357)	(53,611)	28,703
Other accrued expenses	(17,487)	(28,654)	188,131
Net cash used in operating activities	(2,414,138)	(2,565,860)	(37,168,134)

Cash flows from investing activities:
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	(983)	(4,788)	(4,045,511)
Net cash used in investing activitiesActivities	(983)	(4,788)	(4,385,340)

	Year Ended December 31,		Period from March 14, 1992 (inception) to December 31,
	2008	2007	2008
Cash flows from financing activities:			(unaudited)
Proceeds from issuance of Preferred Stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	-	2,900,000	22,433,555
Proceeds from exercise of warrants	-	1,697,539	2,818,128
Proceeds from exercise of stock options	-	-	76,531
Proceeds from issuance of (repayments of) debt	500,000	(500,000)	500,000
Deferred financing costs incurred	-	-	(111,000)
Advances from (repayments to) director and shareholders	-	-	120,000
Principal payments under capital lease	-	-	(11,766)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement penalties	-	-	(84,000)
Payments to repurchase Common Stock	-	-	(10,614)
Payments received on employee stock purchase notes receivable	-	-	235,610
Net cash provided by financing activities	500,000	4,097,539	42,598,494

Net increase (decrease) in cash	(1,915,121)	1,526,891	1,045,020

Cash beginning of period	2,960,141	1,433,250	-

Cash end of period	$1,045,020	$2,960,141	$1,045,020

Supplemental cash flow information:
Cash paid for interest	$-	$30,000	$72,090

Supplemental disclosure of non-cash investing and financing activities:

Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired for account payable	$-	$-	$31,649
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$-	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$-	$136,188
See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.

 (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Summary of Significant Accounting Policies

(a)           Organization and Basis of Presentation

Applied NeuroSolutions, Inc. (“APNS” or the “Company”), is a development stage biopharmaceutical company primarily engaged in the research and development of novel therapeutic targets for the treatment of Alzheimer's disease (“AD”) and diagnostics to detect AD.

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

(c)           Going Concern

The Company has experienced losses since inception in addition to incurring cash outflows from operating activities for the last two years as well as since inception.  The Company expects to incur substantial additional research and development costs and future losses prior to reaching profitability.  These matters have raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.  The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations.  In the opinion of management, the Company anticipates cash balances as of December 31, 2008, coupled with R & D support from Eli Lilly and Company for 2009, will be sufficient to fund the Company’s current level of operations into the middle of the third quarter 2009.  The Company will need additional funding prior to the middle of the third quarter 2009 in order to continue its research, product development and operations.  If additional funding is not obtained, the Company will not be able to fund any of its programs, and the Company will possibly discontinue all its product development and/or operations.  Management is currently evaluating its options to maximize the value of the Company’s diagnostic technology, including evaluating partnering and licensing opportunities.  The Company intends to seek such additional funding through private and/or public financing, through exercise of currently outstanding stock options and warrants or through collaborative or other arrangements with partners, however, there is no assurance that additional funding will be available for the Company to finance its operations on acceptable terms, or at all.  This would have a material adverse effect on the Company’s operations and prospects.

(d)           Cash

The Company maintains cash at financial institutions from time to time in excess of the Federal Depository Insurance Corporation (FDIC) insured limit.

(e)           Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

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

Accounts receivable represent amounts due, but not yet paid, from research agreements and collaborations.   Accounts receivable are considered past due when they are outstanding more than 30 days after the terms of the agreement. The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on the specific circumstances of the customer.  An allowance for doubtful accounts would be recorded if any receivable was deemed to be potentially uncollectible.  No receivable has been written off or been considered uncollectible during 2008 and 2007.  The allowance for doubtful accounts was $-0- at December 31, 2008 and 2007, respectively.

(f)           Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost.  Depreciation of equipment is calculated using accelerated methods over their useful lives, approximating five to seven years.  Amortization of leasehold improvements is provided on the straight-line method over the lesser of the asset’s useful life or the lease term.

(g)           Research and Development

All research and development costs are expensed as incurred and include salaries of, and expenses related to, employees and consultants who conduct research and development, funding for research and development programs, funding for research related to license agreements, and overhead costs.

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

(i)           Stock Option Plan

           The weighted average estimated fair value of the options granted in 2008 and 2007 was $0.09 and $0.08, respectively, based on the Black-Scholes valuation model using the following assumptions:

	2008	2007

Risk-free interest rate, average	1.50%	4.81%
Dividend	0.00%	0.00%
Expected volatility	241.76%	75.00%
Expected life in years, average	2	3

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

(j)           Restricted Shares

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. During 2007 the Company’s Board of Directors granted 526,316 restricted shares to its CEO based on the terms of her employment. The Company’s Board of Directors did not grant any restricted shares in 2008.  The restricted shares are valued based on the closing price on the date of grant and vest over a three-year period based on the continuation of employment.

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

For each period, net loss attributable to common stockholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants and convertible investor bridge loans excluded from the computation because their effect is anti-dilutive.  The Company had 19,430,497 stock options and 43,273,903 warrants outstanding to issue common stock at December 31, 2008.  The Company had 19,242,347 stock options and 44,418,453 warrants outstanding to issue common stock at December 31, 2007.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).   SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  It clarifies (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No.133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company will disclose hedging activities under SFAS No. 161 beginning on January 1, 2009 and does not expect SFAS No. 161 to have a material effect on its financial statements since it pertains to disclosure only.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.   SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  This Statement is effective November 15, 2008.  The Company will adopt this Statement effective January 1, 2009 but does not anticipate that the Statement will have a material effect on the Company’s results of operations or financial position, as the Statement does not directly impact the accounting principles applied in the preparation of the Company’s financial statements.

Note 2 – Collaboration Agreement with Eli Lilly and Company

In November 2006, the Company entered into an agreement with Eli Lilly and Company (“Lilly”) to develop therapeutics to treat AD.  Pursuant to the terms of the agreement, the Company received $2 million in cash, including an equity investment of $500,000, from Lilly, plus it will receive annual research and development support for the duration of the collaboration agreement.  In addition, Lilly will, based on the achievement of certain defined milestones, provide the Company over time with up to $20 million in milestone payments for advancing the Company’s proprietary target to a therapeutic compound.  The collaboration has also made progress on other targets that are part of the collaboration that could provide milestone payments to the Company over time of up to $10 million for advancing each of these other targets to a therapeutic compound.  There is no limit to the number of targets that the Company could receive milestone payments from Lilly.  There are no assurances that any milestones will be met.  Royalties are to be paid to the Company for AD drug compounds brought to market that result from the collaboration.  There is no limit on the number of drug compounds for which royalty payments may be due to the Company.  Lilly received the exclusive worldwide rights to the intellectual property related to the Company’s expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from the collaboration.  The Company recorded $1,000,000 received in 2006 as deferred revenues and is amortizing the deferral over 36 months.  Included in collaboration revenues in 2008 and 2007 is an amortization of these deferred revenues of $333,333 each year.  Also included in collaboration revenues in 2008 and 2007 is $500,000 received as research and development support.  In addition, $66,173 of legal fees directly associated with the agreement are included in prepaid assets and are being amortized over 36 months.

Note 3  -  Property and Equipment

Property and equipment consist of the following:

	December 31,2008	December 31, 2007

Equipment	$2,072,119	$2,071,136
Equipment held under capital lease	11,766	11,766
Leasehold improvements	84,613	84,613
	2,168,498	2,167,515
Less accumulated depreciation and Amortization	(2,156,805)	(2,140,321)

	$11,693	$27,194

Depreciation and amortization expense amounted to $16,484 and $15,857 for the years ended December 31, 2008 and 2007, respectively.

Note 4  -  Warrants

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

The Company, in September 2002, prior to the Merger date, issued 1,562,258 warrants to previous investors in the Company.  These warrants have an exercise price of $0.0001 per share, and expire in September 2009.

The Company issued 800,000 warrants, in September 2002, to an entity controlled by the two largest shareholders of Hemoxymed (prior to the Merger), in lieu of compensation.  Compensation expense related to the issuance of these warrants was $159,934 in 2002.  These warrants have an exercise price of $0.20 per share, and expire in September 2012.

The Company issued 850,000 warrants to consultants in September 2003, in lieu of compensation.  Compensation expense related to the issuance of these warrants was $74,077 in 2003.  These warrants have an exercise price of $0.20 per share, and expire in September 2008.

The Company issued 1,250,000 warrants to a board member and a non-employee in September 2003, in lieu of compensation, for fundraising.  Compensation expense related to the issuance of these warrants was $119,053 in 2003.  These warrants have an exercise price of $0.15 per share, and expired, unexercised in September 2008.

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

The Company issued 105,450 warrants to a consultant in April 2008, as part of compensation paid to the consultant, for business consulting services and included the value of such warrants, $4,500, in general and administrative expenses for the year ended December 31, 2008.  These warrants have an exercise price of $0.085 per share, and expire in April 2013.

As of December 31, 2008, the Company has reserved 43,273,903 shares of Common Stock for the exercise and conversion of the warrants described above.

A summary of the status of, and changes in, the Company’s warrants as of and for the years ended December 31, 2008 and 2007, is presented below for all warrants issued:

	2008		2007
	Warrants	Weighted- Average-Exercise Price	Warrants	Weighted- Average-Exercise Price
Outstanding at beginning of year	44,418,453	$ 0.27	48,071,472	$ 0.29
Granted	105,450	0.085	6,514,286	0.20
Exercised	-	-	10,167,305	0.17
Forfeited	1,250,000	0.15	-	-
Outstanding at end of year	43,273,903	$ 0.28	44,418,453	$ 0.27

The weighted-average remaining contractual life of the warrants outstanding as of December 31, 2008 is 0.75 years.

Note 5  -  Stockholders' Equity

The stockholders' equity information presented in these financial statements reflects the retroactive recognition of the effects of the Merger (see Note 1), and of the two recapitalizations of the Company's capital structure, the "1996 Recapitalization", which became effective in March, 1996 and the "2001 Recapitalization", which became effective in November, 2001.  The 1996 Recapitalization consisted of (i) the conversion of each share of outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of the Company into one share of Common Stock, (ii) a 1.0-for-10.6 reverse split of the outstanding shares of Common Stock, and (iii) a reduction in the number of authorized shares of Common Stock and Preferred Stock from 50,000,000 to 20,000,000 and 35,000,000 to 15,000,000, respectively.  The 2001 Recapitalization consisted of (i) the conversion of each share of outstanding Series C Convertible Preferred Stock of the Company into two shares of Common Stock, (ii) the conversion of each share of outstanding Series D Convertible Preferred Stock of the Company into three and one-third shares of Common Stock, (iii) the conversion of convertible debt plus accrued interest into five shares of Common Stock for each $1.50 of convertible debt, and (iv) an increase in the number of authorized shares of Common Stock from 20,000,000 to 50,000,000 (See Note 11).

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

In December 2002, the Board of Directors approved an increase in the number of authorized shares from 50,000,000 to 205,000,000, consisting of 200,000,000 Common Shares and 5,000,000 Preferred Shares.  Shareholder approval for this increase was obtained in 2003.  See Note 11 for an explanation of the Company’s authorized shares.

In September 2008, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock at any time prior to June 30, 2009 at a ratio between 1-for-20 and 1-for-30 as determined by the Company’s Board of Directors and to decrease the Company’s authorized common stock from 200 million shares to 100 million shares.  As of February 27, 2009, the Company’s Board of Directors has not set a date, or determined the ratio, for the reverse stock split.

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

In March 2008, the Board of Directors approved a compensation plan for independent Directors effective as of January 1, 2008.  As part of the compensation plan, each independent Director will receive an annual stock option grant as of the first Board meeting of the year, valued at $5,000, calculated using a Black-Scholes valuation on the date of the grant.  The stock options will have an exercise price equal to the closing price of the Company’s common stock on the day prior to the grant and will vest on the first business day of January in the following year.  On March 7, 2008, the Company’s four independent Directors each received a grant of 117,185 stock options.  On October 30, 2008, a new independent Director received a pro-rated grant of 20,055 stock options.  On November 14, 2008, a new independent Director received a pro-rated grant of 19,175 stock options.

During 2008, 319,820 stock options expired, unexercised.

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

As of December 31, 2008, the Company had 10,763,830 outstanding stock options granted under its 2003 stock option plan and had 8,666,667 outstanding stock options granted outside the 2003 stock option plan.  As of December 31, 2008 there was approximately $109,777 of total unrecognized non-cash compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted-average period of 0.94 years.

As of December 31, 2008, 19,430,497 options were outstanding (17,539,201 were fully vested and exercisable) at prices ranging from $0.04 to $1.50 per share.

A summary of the status of, and changes in, the Company’s stock options as of and for the years ended December 31, 2008 and 2007, is presented below for all stock options issued to employees, directors and non-employees:

	2008		2007
	Options	Weighted- Average-Exercise Price	Options	Weighted- Average-Exercise Price
Outstanding at beginning of year	19,242,347	$ 0.19	20,452,531	$ 0.20
Granted	507,970	0.10	300,000	0.19
Exercised	-	-	-	-
Forfeited	319,820	0.23	1,510,184	0.21
Outstanding at end of year	19,430,497	$ 0.19	19,242,347	$ 0.19
Options exercisable at end of year	17,539,201	$ 0.19	15,528,374	$ 0.18

All outstanding stock options at December 31, 2008 have an exercise price greater than the December 31, 2008 market price.  The intrinsic value of options outstanding and options exercisable at December 31, 2008 was $0 and $0, respectively.  No options were exercised during 2008.  The intrinsic value at December 31, 2008 of options expected to vest was $0.

Stock Options as of December 31, 2008
Exercise Price	Number Outstanding at December 31, 2008	Weighted-Average Remaining Contractual Life	Number Exercisable at December 31, 2008
$ 0.04	19,175	9.9 years	-0-
0.05	20,055	9.8 years	-0-
0.10	468,740	9.2 years	-0-
0.15	8,363,475	3.3 years	8,363,475
0.17	75,000	5.8 years	75,000
0.19	300,000	8.8 years	250,000
0.20	3,166,667	7.5 years	3,166,667
0.23	6,000,000	7.7 years	4,666,674
0.275	300,000	7.7 years	300,000
0.285	702,571	6.3 years	702,571
1.500	14,814	2.1 years	14,814
	19,430,497		17,539,201

Note 7  -  Employee Savings Plan

The Company sponsors a defined contribution benefit plan (the “Savings Plan”) which qualifies under Section 401(k) of the Internal Revenue Code.  The Savings Plan covers all eligible employees who are at least eighteen years of age and have completed six months of service with the Company.  Employee contributions to the Savings Plan are based on percentages of employee compensation plus a discretionary matching contribution by the Company.  Vesting in the Company’s contributions is based on length of service over a five-year period.  The Company amended the Savings Plan, effective January 1, 2001, to increase the Company match from 50% to 100% of the first 5% of an employee’s deferral, subject to certain limitations.  Contributions by the Company for the years ended December 31, 2008 and 2007 were $36,654 and $53,672, respectively.  In February 2009, the Company’s Board of Directors suspended the Company match for 2009.

Note 8  -  Income Taxes

No Federal or state income taxes have been provided for in the accompanying consolidated financial statements because of net operating losses incurred to date and the establishment of a valuation allowance equal to the amount of the Company's deferred tax assets.  At December 31, 2008, the Company has net operating loss and research and development credit carry-forwards for Federal income tax purposes of approximately $37,200,000 and $970,000, respectively.  These carry-forwards expire between 2009 and 2028.  In 2008, net operating loss carry-forwards of $4,655,901 expired and research and development credit carry-forwards of $121,653 expired.  Changes in the Company's ownership may cause annual limitations on the amount of loss and credit carry-forwards that can be utilized to offset income in the future.  Net operating loss and research and development credit carry-forwards, as of December 31, 2008, expiring over the next five years are as follows:

Year Expiring	Net Operating Loss	Research and Development Credit
2009	$6,039,518	$208,148
2010	2,100,609	31,522
2011	2,003,368	21,454
2012	2,398,264	51,237
2013	0	53,731
Total	$12,541,759	$366,092

The net deferred tax assets as of December 31, 2008 and 2007 are summarized as follows:

	December 31, 2008	December 31, 2007

Deferred tax assets:

Depreciation	$150,000	$170,000
Net operating loss carry-forwards	14,900,000	15,900,000
Tax credit carry-forwards	970,000	1,025,000
	16,020,000	17,095,000
Valuation allowance	(16,020,000)	(17,095,000)
Net deferred income taxes	$-	$-

The net change in the valuation allowance during 2008, after taking into account expiring net operating loss and research and development credit carry-forwards, was a decrease of $1,075,000.  The net change in the valuation allowance during 2007 was an increase of $435,000.

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

Future minimum lease payments as of December 31, 2008, under the terms of the operating lease for the facility in Vernon Hills, Illinois are as follows:

Year ending December 31,	Amount

2009	$ 99,375
2010	37,266

Rental expense, including allocated operating costs and taxes, was $125,100 and $120,038 for the years ended December 31, 2008 and 2007, respectively.

Collaboration, Consulting and Licensing Agreements
Under the terms of various license and collaborative research agreements with Albert Einstein College of Medicine (“AECOM”) the Company is obligated to make semi annual maintenance payments and quarterly funding payments.  In addition, the agreements call for royalty and revenue sharing agreements upon the sale and/or license of products or technology licensed under the agreements.  In March 2002, September 2002, October 2006 and December 2008 the Company renegotiated various terms of the AECOM agreements.  As part of the December 2008 amendment, AECOM has agreed to defer the 2009 semi-annual maintenance payments until the earlier of December 31, 2009 or a fund raise at least equal to $3,500,000. In exchange for this deferral, the Company agreed to prepay the quarterly funding payments that are due in February 2009, May 2009 and August 2009.  This prepayment of $112,500 was made in December 2008.

Total expense for these outside research, collaboration and license agreements, included in research and development expenses, was $500,000 and $505,000 for the years ended December 31, 2008 and 2007, respectively.

The Company has a consulting agreement with Dr. Peter Davies, its founding scientist, which has been renewed through November 2011, but in some instances, may be terminated at an earlier date by the Company and the consultant.  Expense for the consulting agreement, included in research and development expenses, was $108,000 and $108,000 for the years ended December 31, 2008 and 2007, respectively.

Future minimum payments, as of December 31, 2008, under the above agreements are as follows:

Year ending December 31,	Collaborations	Consulting

2009	$ 387,500	$ 108,000
2010	500,000	108,000
2011	500,000	99,000
2012	500,000	-
2013	500,000	-
Total	$2,387,500	$ 315,000

The Company is obligated to pay AECOM $500,000 each year subsequent to 2008 that the Agreements are still in effect.  The future minimum payment for 2008 excludes $112,500 that was prepaid in December 2008 as part of the December 2008 amendment.  In addition, the Company is obligated to pay AECOM a percentage of all revenues received from selling and/or licensing aspects of the AD technology licensed from AECOM that exceeds the minimum obligations reflected in the annual license maintenance payments.  The Company can terminate the Agreements at any time with sixty days written notice, but would be required to return all rights granted under the Agreements to AECOM and reimburse AECOM for any salary obligations undertaken by AECOM for the research projects covered by the Agreements for up to one year from the termination date.

Employment Agreement
Under the terms of her employment agreement, Ellen R. Hoffing, the President and CEO, receives a minimum base salary of $300,000 per year, plus a bonus of up to 40% of Ms. Hoffing’s base salary upon attainment of performance objectives established by the Company’s Board of Directors and acceptable to Ms. Hoffing.  On August 29, 2006, the Company’s Board of Directors granted Ms. Hoffing a stock option to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.23 (which was the closing price of the common stock on the over-the-counter market on the date of grant).  The option vests as to 1,000,000 shares of common stock on the sixth month anniversary of the grant, and then will vest as to an additional 166,667 shares for each month thereafter until the option is vested in full (which will be on the third anniversary of the date of grant).  On August 29, 2006, the Company’s Board of Directors also granted Ms. Hoffing 400,000 shares of restricted stock ($100,000 at $0.25 per share, which was the high price of the common stock on the over-the-counter market on the date of the grant), which vests as to 133,334 shares on the first anniversary of the date of grant and 133,333 shares on the second and third anniversaries of the date of grant.  On October 23, 2007, the Company’s Board of Directors granted Ms. Hoffing 526,316 shares of restricted stock ($100,000 at $0.19, which was the closing price of the common stock on the over-the-counter market on the date of the grant), which vests as to 175,439 shares on August 29, 2008 and 2009 and 175,438 shares on August 29, 2010.  The Company’s Board of Directors did not grant any restricted stock to Ms. Hoffing in 2008.  If Ms. Hoffing’s employment is terminated by the Company without cause, she is entitled to her base salary and benefits for a period of 12 months after such termination, and the portion of her options and restricted stock that would have vested during the 12 months following such termination will immediately vest.  If Ms. Hoffing’s employment is terminated upon or in connection with a change of control of the Company, then Ms. Hoffing will be paid the equivalent of one year’s base salary and benefits and any unvested shares of restricted stock and stock options will immediately vest in full upon such change in control.

Contingencies
The Company does not maintain any product liability insurance for products in development.  The Company believes that even if product liability insurance were obtained, there is no assurance that such insurance would be sufficient to cover any claims.  The Company is unaware of any product liability claims.

The ability to develop the Company’s technologies and to commercialize products will depend on avoiding patents of others.  While the Company is aware of patents issued to competitors, as of December 31, 2008, the Company was not aware of any claim of patent infringement against it.

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

Note 10 – Notes Payable

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

On December 31, 2008, the Company entered into Convertible Note Purchase Agreements (the “Purchase Agreement”) with private investors pursuant to which the Company sold to the investors 12% convertible notes due June 30, 2010 in the aggregate principal amount of $535,000 (the “Notes”).  $500,000 of the Notes was closed on in December 2008 and is reflected as Notes Payable as of December 31, 2008.  The remaining $35,000 was closed on in January 2009.  The price at which principal of the Notes will be converted into shares of Common Stock (the “Note Conversion Price”) shall be equal to the lesser of (i) the average closing price of the Common Stock on the OTC Bulletin Board for the 20 trading day period immediately preceding the date of the Closing, (ii) $0.04, or (iii) the per share price (or conversion price) in any subsequent financing while the debt is outstanding (in each case as such amount is equitably adjusted to reflect any stock split, reverse stock split or stock dividend carried out by the Company).  The current conversion price of $.0291 per share was determined by the average closing price of the Company’s common stock for the twenty trading days immediately preceding December 31, 2008.  At December 31, 2008, there is no deemed beneficial conversion feature related to the Convertible Note Payable.  As of December 31, 2008, the carrying cost of these notes approximates fair value.  The Notes are not secured and are non-transferable.

Pursuant to the Purchase Agreement, the Company has granted to the investors demand registration rights for the shares of common stock that would be issued upon conversion of the Note principal and piggyback registration rights for the shares of common stock that would be issued upon conversion of the Note interest.

Note 11 – Authorized Shares

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

In September 2008, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock at any time prior to June 30, 2009 at a ratio between 1-for-20 and 1-for-30 as determined by the Company’s Board of Directors and to decrease the Company’s authorized common stock from 200 million shares to 100 million shares.  As of February 27, 2009, the Company’s Board of Directors has not set a date, or determined the ratio, for the reverse stock split.

Note 12 – Quarterly Financial Data (Unaudited)

2008	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total Revenues	$213,134	$208,333	$208,333	$208,333
Total Operating Expenses	685,235	794,780	805,271	828,254
Net Loss	(468,792)	(579,146)	(585,822)	(598,608)
Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

2007
Total Revenues	$208,334	$208,333	$458,333	$208,333
Total Operating Expenses	880,199	860,431	995,603	923,464
Net Loss	(643,200)	(642,095)	(524,311)	(718,575)
Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A. CONTROLS AND PROCEDURES

        (a)    Disclosure Controls and Procedures.   Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described below in the “Report of Management on Applied NeuroSolutions, Inc.’s Internal Control over Financial Reporting”), our chief executive officer and chief financial officer concluded that as of December 31, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

As of December 31, 2008, our management, with the participation of our chief executive officer and chief financial officer, documented our control environment, however, management did not assess our internal control over financial reporting based on criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  As a result of the material weaknesses described above, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2008.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors as of December 31, 2008, and their ages as of February 28, 2009, are as follows:

Name	Age	Position
Ellen R. Hoffing	52	President, Chief Executive Officer, Chairman of the Board of Directors & Class II Director
Alan L. Heller (1)(2)	55	Class III Director
Edward A. Ogunro (2)(3)	56	Class I Director
Gary C. Parks (1)	58	Class III Director
David C. Tiemeier (3)	62	Class I Director
David Ellison	47	Chief Financial Officer & Corporate Secretary

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of Nominating and Governance Committee

Ellen R. Hoffing, a Class II director, was appointed Chairman of the Board of Directors in December 2007 and has been President, Chief Executive Officer and a Director since August 29, 2006.  Ms. Hoffing currently serves on the Board of Directors of one public company, Perrigo Company.  Since 2005, she had been a consultant to healthcare focused companies.  In 2005, Ms. Hoffing was Vice President, Strategic Planning at American Pharmaceutical Partners, a publicly traded specialty pharmaceutical company focused on injectable oncology, anti-infective and critical care products.  From 2002 to 2005, Ms. Hoffing was Vice President, Renal Pharmaceuticals at Baxter Healthcare, a New York Stock Exchange listed company.  From 2001 to 2002, she was Vice President, Strategy and Acquisitions, at Merisant (the maker of Equal®) and from 2000 to 2001, Ms. Hoffing was a strategy and management consultant to healthcare focused companies.  Prior to 2000, Ms. Hoffing took on roles of increasing responsibility in her 17 years at the Searle division of Monsanto, which culminated in her position as Vice President, Global Analytics.

Alan L. Heller, a Class III director, has been a director since September 2006.  Since March 2006, Mr. Heller has been an Operating Partner at a private equity firm, Water Street Healthcare Partners.  Mr. Heller currently serves on the Board of Directors of two other public companies: Savient Pharmaceuticals, Inc. and Northfield Laboratories Inc.  From November 2004 to November 2005, Mr. Heller was President and Chief Executive Officer of American Pharmaceutical Partners, Inc., a company that develops, manufactures and markets branded and generic injectable pharmaceutical products.  From January 2004 to November 2004 Mr. Heller served as an investment advisor on life science transactions to One Equity Partners, a private equity arm of JP Morgan Chase.  From 2000 to 2004, Mr. Heller also served as Senior Vice President and President Global Renal operations at Baxter Healthcare Corporation.  Prior to joining Baxter, Mr. Heller spent 23 years at G.D. Searle. He served in several senior level positions including Co-President and Chief Operating Officer, with responsibility for all commercial operations worldwide, and Executive Vice President and President, Searle Operations.

Edward A. Ogunro, Ph.D., , a Class I director, has been a director since October 2008.  Dr. Ogunro recently retired from his position as Senior Vice President, R&D and Medical Affairs and Chief Scientific Officer at Hospira, Inc. where he was part of the executive management team that transitioned the company from a division of Abbott Laboratories in April 2004 to a successful stand-alone entity. Dr. Ogunro joined Abbott Labs as a Research Biochemist in the Diagnostics Division in June 1982 and took on roles of increasing responsibility including Program Director for AxSym, one of the most successful analyzers in the diagnostic industry.  In addition, in his 20 plus years at Abbott Labs, Dr. Ogunro held senior leadership positions including Divisional Vice President, Immunodiagnostics and Chemistry in the Diagnostics Division and Corporate Vice President R&D, Medical and Regulatory Affairs in the Hospital Products Division. Previously, Dr. Ogunro pursued postdoctoral studies and served as an Assistant Professor at Northwestern University Medical School in Chicago.

Gary C. Parks, a Class III director, has been a director since November 2008.  Since 1993 Mr. Parks has served as the Secretary, Treasurer and Chief Financial Officer of Immtech Pharmaceuticals, Inc., a company dedicated to the discovery and development of therapies to treat infectious diseases affecting the global community. Previously, Mr. Parks held financial operations roles of increasing responsibility including Vice President, Finance at Smallbone, Inc., from 1989 until 1993, Division Controller with International Paper from 1986 to 1989 and Vice President of Serck Baker, Inc., a subsidiary of BTR plc, from 1982 to 1989 and board member of Serck Baker de Venezuela.

David C. Tiemeier, Ph.D., a Class I director, has been a director since October 2007.  He is currently serving as Deputy Director of UChicagoTech, the University of Chicago’s Office of Technology and Intellectual Property.  Previously, Dr. Tiemeier pursued postdoctoral studies in molecular genetics at the National Institutes of Health before joining the faculty of the University of California, Irvine, Medical School.  He joined Monsanto Co. (NYSE:MON) as the head of Molecular Genetics, and continued his career in Monsanto’s pharmaceutical division as Senior Director of Immunoinflammatory and Infectious Diseases and took on roles of increasing responsibility including General Manager of the Global New Business Franchise and Vice President of Global Business Development.  He subsequently held senior positions in Pharmacia Corporation and Pfizer Inc.  Following his retirement from Pfizer, Dr. Tiemeier held senior management positions with NeoPharm, Inc., Immtech Pharmaceuticals, Inc. and Kalypsys, Inc.

David Ellison, CPA, has been Chief Financial Officer of the Company since May 1996 and Corporate Secretary since August 1999.  He had been Chief Financial Officer of a long-term care facility specializing in Alzheimer’s care and prior to that he was a senior manager in a Chicago-area public accounting firm.

Board of directors committees and other information

Since April 1999, the Company's Certificate of Incorporation and Bylaws have provided that the Company's Board of Directors is divided into three classes with staggered terms of three years each.  In June 2006, the Company's stockholders voted on initial terms for the three classes of directors as set forth in the Company’s By-laws, because the terms for all classes of directors had expired.  As a result of the election of directors in June 2006, the initial term of the directors of the first class (“Class I”) expired in 2007, the initial term of the directors of the second class (“Class II”) expired in 2008 and the initial term of the directors of the third class (“Class III”) will expire in 2009.  In October 2007, we appointed David C. Tiemeier as a Class I director.  The Company’s By-laws require that directors who are appointed to fill vacancies must stand for election at the next annual meeting of stockholders and thereafter will stand for election with the other directors in their class.  After the expiration of the initial term, all of the Company's directors serve three year terms and hold office until the third annual meeting of stockholders of the Company following their election to the Board and until their respective successors have been qualified and elected.  Officers are elected by, and serve at the discretion of, the Board of Directors.  On April 20, 2007, Michael Sorell, MD, a Class III director since November 2004, passed away.    On January 30, 2007, Bruce N. Barron, a Class I director since 1994, informed the Company that he would not run for re-election at the Company’s next annual meeting of stockholders, due to an increase in Mr. Barron’s external business commitments. On December 7, 2007, Mr. Barron resigned.  On September 16, 2008, at our annual stockholders meeting, the Company’s stockholders approved all directors up for election, which included all Class I directors, all Class II directors and all directors who had not previously stood for election.  On October 30, 2008, we appointed Edward A. Ogunro, Ph.D. as a Class I director.  On November 14, 2008, we appointed Gary C. Parks as a Class III director, replacing Robert S. Vaters, a Class III director since October 2005, who resigned due to an increase in his external business commitments.  On December 17, 2008, Jay B. Langner, a Class II director since July 2005, resigned from the board for personal reasons.

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

Committees

In November 2008, the Board of Directors appointed Gary C. Parks (Chairman) and Jay B. Langner to the Audit Committee.  Mr. Langner resigned from the Board in December 2008 and Alan L. Heller has been appointed as Mr. Langner’s replacement on the audit committee.  The Audit Committee reviews the scope and results of the Company's financial statements conducted by the Company's independent auditors.  The Committee also reviews the scope of other services provided by the Company's independent auditors, proposed changes in the Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to its internal accounting, and auditing and financial controls.  The Committee makes recommendations to the Board of Directors on the engagement of the independent auditors, as well as other matters that may come before it or as directed by the Board of Directors.  Our Board of Directors has determined that Mr. Parks is an “audit committee financial expert” within the applicable definition of the Securities and Exchange Commission.  Each of Mr. Parks and Mr. Heller qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

In November 2008, the Board of Directors appointed Alan L. Heller (Chairman) and Edward A. Ogunro to the Compensation Committee.  The Compensation Committee makes decisions concerning matters of executive compensation; administers the Company's executive incentive plans; reviews compensation plans, programs and policies; and monitors the performance and compensation of executive officers.  The goal of our Board of Directors executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining senior management. Each of Mr. Heller and Dr. Ogunro qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

In November 2008, the Board of Directors appointed David C. Tiemeier (Chairman) and Edward A. Ogunro to the Nominating and Governance Committee.  The Nominating and Governance Committee participates in identifying qualified individuals to become directors and determining the composition of the Board and its committees.  In addition, the Committee reviews and recommends to the Board of Directors proposed changes to the Company’s Certificate of Incorporation and By-Laws.  In consultation with the Chairman of the Board, the Chief Executive Officer and the Chairman of the Committee, the committee periodically reviews, revises, interprets and confirms compliance with the Company’s corporate governance policies and corporate governance guidelines.  The committee recommends to the Board of Directors ways to enhance services to and improve communications and relations with the Company’s shareholders; and conducts, in consultation with the Chairman of the Board, the Chief Executive Officer and the Chairman of the Committee, an annual review of the Corporation’s Code of Ethics and Business Conduct.  Each of Dr. Tiemeier and Dr. Ogunro qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

Code of Ethics

Effective June 1, 2005, we adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer and chief financial officer, and any person performing similar functions) and employees.  We have made our Code of Ethics available by filing it as Exhibit 14 with our 2005 Annual Report on Form 10-KSB.  In January 2009, we updated the code of ethics.  The updated code of ethics is included as Exhibit 14 to this 2008 Annual Report on Form 10K.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
The following table sets forth all compensation awarded to, earned by, or paid for services in all capacities during 2008 and 2007 by our President and Chief Executive Officer, Chief Financial Officer, and Chief Scientific Officer.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Ellen R. Hoffing President & CEO (1)	2008 2007	$ 315,000 301,250	$ 0 120,000	$ 70,237 66,565	$ 0 0	$ 0 0	$ 385,237 487,815
David Ellison CFO (2)	2008 2007	$ 205,000 195,339	$ 0 0	$ 0 0	$ 0 0	$ 12,000 0	$ 217,000 195,339
John F. DeBernardis Chief Scientific Officer (3)	2008 2007	$ 185,000 291,526	$ 0 0	$ 0 0	$ 0 0	$ 0 1,000	$ 185,000 292,526

(1)
Ms. Hoffing began employment as President and Chief Executive Officer of the Company in September 2006.  Her minimum annual base salary per her employment agreement is $300,000.  On August 29, 2006, The Company’s Board of Directors approved a grant of 6,000,000 stock options to Ms. Hoffing.  This option grant was made pursuant to her employment agreement and was not made under the Company’s 2003 stock option plan.  On August 29, 2006, the Company’s Board of Directors granted Ms. Hoffing 400,000 shares of restricted stock.  On October 23, 2007, the company’s Board of Directors granted Ms. Hoffing 526,316 shares of restricted stock.  Both restricted stock grants were made pursuant to her employment agreement.  The Company’s Board of Directors did not grant any restricted stock to Ms. Hoffing in 2008.  In January 2007, The Company’s Board of Directors approved a $40,000 bonus for 2006 for Ms. Hoffing.  In February 2008, The Company’s Board of Directors approved a $120,000 bonus for 2007 for Ms. Hoffing.  The bonuses were made pursuant to her employment agreement.  In order to conserve cash for 2009 operations, the Company’s Board of Directors and Ms. Hoffing agreed to forego any bonus for 2008.  Ms. Hoffing will be eligible for a bonus in 2009 that could exceed the 40% stipulated in her employment agreement, if certain achievements are met and funds are available.    In December 2007, Ms. Hoffing was appointed as Chairman of the Company’s Board of Directors.  Effective December 1, 2007, the Company’s Board of Directors approved an increase in Ms. Hoffing’s annual base salary to $315,000.

(2)
Mr. Ellison was employed as Chief Financial Officer of the Company pursuant to an agreement through October 31, 2007 that provided for a minimum base salary of $174,000 per year, with an annual cost of living increase.  Mr. Ellison had not received an increase in his base salary of $183,000 since April 2005.  Mr. Ellison’s agreement also provided a minimum monthly non-accountable allowance of $300 for automobile and cell phone expenses.  This allowance was increased to $400 per month in April 2005.  In July 2007, the Company gave Mr. Ellison timely notice that his employment agreement was not being renewed.  On October 31, 2007, the Company paid Mr. Ellison $13,201, representing his earned, but unpaid, cost of living increase for the period April 2006 through October 2007.  Since November 1, 2007, Mr. Ellison has continued in his current position with the Company as an at-will employee with an annual base salary of $205,000.  In 2008, the Company included $12,000 in Mr. Ellison’s compensation to compensate him for unused vacation time that he had been unable to take through December 31, 2007.

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

           OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - DECEMBER 31, 2008

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ellen R. Hoffing(1)	4,666,674	1,333,326	-	$0.230	08/29/2016	133,333	$ 6,721	-	$ -
						350,877	$ 29,376

David Ellison	69,132	-	-	$0.150	11/16/2010	-	-	-	$ -
	164,599	-	-	$0.150	11/01/2011
	35,656	-	-	$0.150	06/01/2012
	500,000	-	-	$0.150	09/02/2013

John F. DeBernardis	233,731	-	-	$0.150	11/16/2010	-	-	-	$ -
	427,957	-	-	$0.150	11/01/2001
	120,402	-	-	$0.150	06/01/2012
	1,500,000	-	-	$0.150	09/02/2013

(1)
Ms. Hoffing’s unexercised stock options as of December 31, 2008 will become exercisable as follows: 166,667 options will become exercisable each month through July 29, 2009 and 166,657 options will become exercisable on August 29, 2009.  Ms. Hoffing’s restricted common stock as of December 31, 2008 will vest as follows: 308,772 shares of restricted common stock vests on August 29, 2009, and 175,438 shares of restricted common stock vests on August 29, 2010.

(2)
In March 2009, the Company entered into stock option exchange agreements with the three employees above, two other employees and the Company’s founding scientist.  In return for exchanging 10,812,940 previously granted stock options with exercise prices ranging from $0.15 to $0.285, the Company issued 3,604,313 new stock options, 1 new option for every 3 options returned, with an exercise price of $0.0495.  The vesting schedules and the expiration dates of the new options are the same as the vesting schedules and expiration dates of the returned options.  The stock option exchange was approved by the Company’s Board of Directors.

Employment agreement

Under the terms of her employment agreement, Ellen R. Hoffing, the Chairman, President and CEO, receives a minimum base salary of $300,000 per year, plus a bonus of up to 40% of Ms. Hoffing’s base salary upon attainment of performance objectives established by the Company’s Board of Directors and acceptable to Ms. Hoffing.  On August 29, 2006, the Company’s Board of Directors granted Ms. Hoffing a stock option to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.23 (which was the closing price of the common stock on the over-the-counter market on the date of grant).  The option vests as to 1,000,000 shares of common stock on the sixth month anniversary of the grant, and then will vest as to an additional 166,667 shares for each month thereafter until the option is vested in full (which will be on the third anniversary of the date of grant).  On August 29, 2006, the Company’s Board of Directors also granted Ms. Hoffing 400,000 shares of restricted stock ($100,000 at $0.25 per share, which was the high price of the common stock on the over-the-counter market on the date of grant), which vests as to 133,334 shares on the first anniversary of the date of grant and 133,333 shares on the second and third anniversaries of the date of grant.  On October 23, 2007, the Company’s Board of Directors granted Ms. Hoffing 526,316 shares of restricted stock ($100,000 at $0.19, which was the closing price of the common stock on the over-the-counter market on the day prior to the grant), which vests as to 175,439 shares on August 29, 2008 and 2009 and 175,438 shares on August 29, 2010.    The Company’s Board of Directors did not grant any restricted stock to Ms. Hoffing in 2008.  If Ms. Hoffing’s employment is terminated by the Company without cause, she is entitled to her base salary and benefits for a period of 12 months after such termination, and the portion of her options and restricted stock that would have vested during the 12 months following such termination will immediately vest.  If Ms. Hoffing’s employment is terminated upon or in connection with a change of control of the Company, then Ms. Hoffing will be paid the equivalent of one year’s base salary and any unvested shares of restricted stock and stock options will immediately vest in full upon such change in control.

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

Compensation of directors

Prior to 2008, Directors received option grants upon becoming directors and received additional option grants from time to time as compensation for their service as members of the board of directors.  In March 2008, the Board of Directors approved a compensation plan for independent Directors effective as of January 1, 2008.  Each independent Director will receive annually a $5,000 cash retainer (paid quarterly) plus $1,000 for each in-person Board meeting attended, $500 for each telephonic Board meeting attended and $500 for each committee meeting attended.  The total annual cash compensation for each Director cannot exceed $10,000.  In addition, each independent Director will receive an annual stock option grant as of the first Board meeting of the year, valued at $5,000, calculated using a Black-Scholes valuation on the date of the grant.  The stock options will have an exercise price equal to the closing price of the Company’s common stock on the day prior to the grant and will vest on the first business day of January in the following year.  Directors are reimbursed for reasonable out-of-pocket expenses incurred in the performance of their duties and the attendance of board meetings and any meeting of stockholders.  Any new independent Director will receive a pro-rata annual cash retainer and stock option grant.

DIRECTOR COMPENSATION - 2008
Name	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Option Awards(2) ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Alan L. Heller(1)	$10,000	$-	$5,000	(3)	$-	$-	$-	$15,000

Jay B. Langner	$10,000	$-	$5,000	(3)	$-	$-	$-	$15,000

Edward A. Ogunro(1)	$2,833	$-	$834	(4)	$-	$-	$-	$3,667

Gary C. Parks(1)	$2,833	$-	$625	(5)	$-	$-	$-	$3,458

David C. Tiemeier(1)	$10,000	$-	$5,000	(3)	$-	$-	$-	$15,000

Robert S. Vaters	$10,000	$-	$5,000	(3)	$-	$-	$-	$15,000

(1)           Director as of December 31, 2008.
(2)	The Company’s Independent Board of Directors at December 31, 2008, in aggregate, have –0- stock awards and 823,600 option awards.
(3)           Grant date fair value as of March 7, 2008.
(4)           Grant date fair value as of October 30, 2008.
(5)           Grant date fair value as of November 14, 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our securities as of February 27, 2009, by (a) each person known by the Company to be the beneficial owner of more than 5% of any class of the Company’s securities, (b) the Company’s directors, (c) the Company’s executive officers, and (d) all directors and executive officers as a group.  Except as listed below, the address of all owners listed is c/o Applied NeuroSolutions, Inc., 50 Lakeview Parkway, Suite 111, Vernon Hills, Illinois 60061.  As of February 27, 2009, a total of 130,217,808 shares of the Company’s common stock were outstanding.

Nature of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class (1)

SF Capital Partners, Ltd. c/o Stark Offshore Management LLC 235 Pine Street, Suite 1175 San Francisco, CA 94104	26,928,572 (5)	19.7%
Ellen R. Hoffing (2)	6,309,658 (6)	4.7%
Alan L. Heller (3)	582,185 (7)	*
Edward A.Ogunro (3)	20,055 (8)	*
Gary C. Parks (3)	19,175 (9)	*
David C. Tiemeier (3)	367,185 (10)	*
David Ellison (4)	769,387 (11)	*
Benjamin Family Trusts	8,307,780 (12)	6.4%
All Directors and Officers as a group (6 persons)	8,067,645 (13)	5.9%

* Indicates ownership of less than 1.0%

(1)
Based on 130,217,808 shares of common stock outstanding as of February 27, 2009, plus each person’s warrants or options that are currently exercisable or that will become exercisable within 60 days of February 27, 2009.

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

(6)
Consists of 50,000 shares of common stock, 5,333,342 shares of common stock issuable upon the exercise of currently exercisable stock options and 926,316 shares of restricted stock, of which 442,106 shares have vested as of February 27, 2009.

(7)	Consists of 165,000 shares of common stock and 417,185 shares of common stock issuable upon the exercise of currently exercisable stock options.
(8)	Consists of 20,055 shares of common stock issuable upon the exercise of currently exercisable stock options.
(9)	Consists of 19,175 shares of common stock issuable upon the exercise of currently exercisable stock options.
(10)	Consists of 367,185 shares of common stock issuable upon the exercise of currently exercisable stock options.
(11)	Consists of 769,387 shares of common stock issuable upon the exercise of currently exercisable stock options.
(12)
Consists of 8,207,780 shares of common stock held by various family trusts and 100,000 shares of common stock held by a family member.  The trustee of these various family trusts is Wilmington Trust Corporation and Wilmington Trust Company, 1100 North Market Street, Wilmington, DE 19890.

(13)
Consists of 215,000 shares of common stock, 6,926,329 shares of common stock issuable upon the exercise of currently exercisable stock options, and 926,316 shares of restricted stock, of which 442,106 shares have vested as of February 27, 2009.

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

In 2007, our Compensation Committee approved 300,000 stock options to a director under the Plan.  Additionally, in 2007, our former Chairman returned 1,333,333 unvested stock options that were granted to him in 2006 when he stepped down as chairman.  These options were cancelled and the underlying shares are available for future issuance.

In 2008, independent directors were granted 507,970 stock options as part of our compensation plan for independent directors.  In addition, 319,820 stock options expired, unexercised in April 2008.

Our only equity compensation plan is the Applied NeuroSolutions, Inc. (formerly Hemoxymed, Inc.) 2003 Stock Option Plan.

The following table summarizes outstanding options under our Stock Option Plan as of December 31, 2008.  Options granted in the future under the Plan and outside of the Plan are within the discretion of our Compensation Committee and therefore cannot be ascertained at this time.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities Reflected in column (a))
Equity compensation plans Approved by security holders	10,763,830	$0.165	725,964
Equity compensation plans not approved by security holders	8,666,667(1)	$0.221	-
Total	19,430,497(2)	$0.190	725,964

(1) Consists of an option exercisable to purchase 6,000,000 shares of our common stock that was granted to Ellen R. Hoffing in connection with her employment as our President and Chief Executive Officer and an option to purchase 4,000,000 shares of common stock that was granted to Robert S. Vaters in connection with his appointment as Chairman of our Board of Directors.  In December 2007, Mr. Vaters stepped down as Chairman, while continuing as a Director of the Company, and returned to the Company 1,333,333 unvested options from this grant.  A description of the material terms of the option granted to Ms. Hoffing is set forth in Part III, Item 10 of this Annual Report.  The option granted to Mr. Vaters is now exercisable for a ten-year period to purchase 2,666,667 shares of common stock at an exercise price of $0.20 per share (which was the closing price of our common stock on the OTC Bulletin Board on June 23, 2006).  Mr. Vaters remaining 2,666,667 options are fully exercisable as of December 31, 2008.

(2) In March 2009, the Company entered into stock option exchange agreements with five employees and the Company’s founding scientist.  In return for exchanging 10,812,940 previously granted stock options with exercise prices ranging from $0.15 to $0.285, the Company issued 3,604,313 new stock options, 1 new option for every 3 options returned, with an exercise price of $0.0495.  This exercise price represents a 25% premium to the Company’s closing price on the day prior to the exchange.  The vesting schedules and the expiration dates of the new options are the same as the vesting schedules and expiration dates of the returned options.  The stock option exchange was approved by the Company’s Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by Virchow, Krause & Company, LLP for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees	$82,536	$76,800
Audit Related Fees	345	1,920
Tax Fees	1,385	-
All Other Fees	-	-

Total Fees	$84,266	$78,720

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

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

The Audit Committee has adopted a policy that requires advance approval of all audits, audit-related, tax, and other services performed by our independent registered public accounting firm.  The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services.  Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it.  The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted service, provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting.  All of the services performed by our independent registered public accounting firm during 2008 and 2007 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report.

1.	List of Financial Statements.

The following consolidated financial statements of Applied NeuroSolutions, Inc. and Report of Virchow, Krause & Company, LLP, Independent Registered Public Accounting Firm, are included in this report:
•	Report of Virchow, Krause & Company, LLP, Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2008 and 2007
•	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 and for the period from March 14, 1992 (inception) to December 31, 2008
•	Consolidated Statements of Stockholders’ Equity/(Deficit) for the years ended December 31, 2008 and 2007 and for the period from March 14, 1992 (inception) to December 31, 2008
•	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and for the period from March 14, 1992 (inception) to December 31, 2008
•	Notes to Consolidated Financial Statements for the years ended December 31, 2008 and 2007 and for the period from March 14, 1992 (inception) to December 31, 2008

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

Number	Description
3.1	Certificate of Incorporation, filed as Exhibit C to the Company Proxy Statement on Schedule 14A filed on February 23, 1999 (the "Proxy Statement") and incorporated herein by reference.
3.1.1	Certificate of Amendment of Certificate of Incorporation, filed as Exhibit A to the Company's Proxy Statement on Schedule 14A, filed on June 29, 1999 and incorporated herein by reference.
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

10.16
Lease Extension, dated April 23, 2007, between Applied NeuroSolutions, Inc. and Arthur J. Rogers & Co., filed as Exhibit 10.16 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 and incorporated herein by reference.

10.17
Employment Agreement, dated as of March 17, 2008 but effective as of August 29, 2006, between Applied NeuroSolutions, Inc. and Ellen R. Hoffing, filed as Exhibit 10.17 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 and incorporated herein by reference. #

10.18
Form of letter agreement between Applied NeuroSolutions, Inc. and certain warrant holders filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2007 and incorporated herein by reference.

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

10.21
Convertible Note Purchase Agreement, dated as of December 31, 2008, by and between Applied NeuroSolutions, Inc. and investors identified therein, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 31, 2008, filed on January 7, 2009, and incorporated herein by reference.

10.22	Form of Convertible Promissory Note, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 31, 2008, filed on January 7, 2009, and incorporated herein by reference.
10.23	Consulting Agreement, dated as of December 1, 2008, by and between Applied NeuroSolutions, Inc. and Dr. Peter Davies. *
10.24	Fourth Amendment Agreement, dated December 1, 2008, between Applied NeuroSolutions, Inc. and Albert Einstein College of Medicine. *
14	Code of Ethics, amended as of January 1, 2009. *
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

23.1	Consent of Virchow, Krause & Company, LLP.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Exhibit filed herewith.

# Management contract or compensatory plan or arrangement.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                APPLIED NEUROSOLUTIONS, INC.

Dated: March 26, 2009
                By: /s/ DAVID ELLISON
                Chief Financial Officer
                (Principal Financial
                and Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

March 26, 2009                                                                                                              By: /s/ Ellen R. Hoffing
                       Ellen R. Hoffing
                       President, Chief Executive Officer
                       Chairman & Director
                       (Principal Executive Officer)

March 26, 2009                                                                                                              By: /s/ David Ellison
                                                    David Ellison
                      Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

March 26, 2009                                                                                                                 By: /s/ Alan L. Heller
                     Alan L. Heller
                      Director

March 26, 2009                                                                                                                    By: /s/ Edward A. Ogunro
                             Edward A. Ogunro
                      Director

March 26, 2009                                                                                                                 By: /s/ Gary C. Parks
                             Gary C. Parks
                              Director

March 26, 2009                                                                                                                             By: /s/ David C. Tiemeier
                                     David C. Tiemeier
                                     Director