Form 10-Q
period 2009-03-31
APPLIED NEUROSOLUTIONS INC
filed 2009-05-15
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934	for the quarterly period ended March 31, 2009

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  001-13835

APPLIED NEUROSOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	39-1661164
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Lakeview Parkway, Suite 111, Vernon Hills, IL  60061
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

The number of shares of issuer’s outstanding common stock, $0.0025 par value, as of May 12, 2009 was 130,217,808.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash	$994,515	$1,045,020
Accounts receivable	-	4,800
Prepaids and other current assets	36,720	157,786
Total current assets	1,031,235	1,207,606
Property and equipment:
Equipment and leaseholds	2,168,498	2,168,498
Accumulated depreciation and amortization	(2,159,595)	(2,156,805)
Net property and equipment	8,903	11,693
Other assets:
Deposits	8,281	8,281
Total other assets	8,281	8,281
Total assets	$1,048,419	$1,227,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,198	$119,866
Deferred revenues	593,066	301,399
Accrued collaboration costs	12,500	-
Accrued consultant fees	18,000	4,500
Accrued vacation wages	26,736	28,703
Accrued 401k match	-	38,550
Accrued interest	15,910	-
Other accrued expenses	12,584	26,432
Total current liabilities	747,994	519,450

Notes payable	535,000	500,000
Total long-term liabilities	535,000	500,000

Stockholders’ equity:
Preferred stock, $0.0025 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0025 par value; 200,000,000 shares authorized; 130,217,808 shares issued and outstanding	325,547	325,547
Treasury stock; 23,294 shares, at cost	(10,614)	(10,614)
Additional paid-in capital	50,251,612	50,156,580
Deficit accumulated during the development stage	(50,801,120)	(50,263,383)
Total stockholders’ equity / (deficit)	(234,575)	208,130
Total liabilities and stockholders’ equity	$1,048,419	$1,227,580

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Period from March 14, 1992 (inception) to
	2009	2008	March 31, 2009
Revenues:
Research agreement revenues	$-	$-	$1,707,500
Collaboration revenues	208,333	208,333	1,906,933
Grant revenues	-	-	669,022
Total revenues	208,333	208,333	4,283,455

Operating expenses:
Research and development	340,598	350,960	32,852,794
General and administrative	392,017	477,294	18,488,369
Loss on impairment of intangible assets	-	-	411,016
Loss on writedown of leasehold improvements	-	-	1,406,057
Total operating expenses	732,615	828,254	53,158,236

Operating loss	(524,282)	(619,921)	(48,874,781)

Other (income) expense:
Interest expense	15,910	-	732,254
Interest income	(2,455)	(21,313)	(924,009)
Amortization of debt discount	-	-	272,837
Beneficial conversion of debt to equity	-	-	274,072
Inducement to convert debt to equity	-	-	1,631,107
Cost of fund raising activities	-	-	62,582
Loss on extinguishments of debt	-	-	4,707,939
Gain on derivative instruments, net	-	-	(4,894,163)
Net other (income) expense	-	-	63,720
Total other (income) expense	13,455	(21,313)	1,926,339

Net loss	(537,737)	(598,608)	(50,801,120)

Less: Deemed dividend to common stockholders	-	-	(391,312)
Less: Fair value of induced preferred stock conversion	-	-	(1,866,620)
Net loss attributable to common stockholders	$(537,737)	$(598,608)	$(53,059,052)

Basic and diluted loss per common share:
Net loss attributable to common stockholders per share – basic and diluted	$(0.00)	$(0.00)	$(1.31)
Weighted average shares outstanding	130,217,808	130,217,808	40,379,871

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Period from March 14, 1992 (inception) to
	2009	2008	March 31, 2009

Cash flows from operating activities
Net loss	$(537,737)	$(598,608)	$(50,801,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,790	4,140	2,644,688
Non-cash expense for equity compensation	-	-	2,379,241
Non-cash (income) expense for equity compensation to employees and directors	95,032	111,159	2,984,714
Non-cash interest expense	-	-	334,912
Amortization of deferred financing costs	-	-	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non-cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishment of debt	-	-	4,707,939
Non-cash income for gain on derivative instrument, net	-	-	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold improvements	-	-	1,406,057
Loss in impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	-	62,582
Changes in assets and liabilities:
Accounts receivable	4,800	-	203,290
Prepaids and other assets	121,066	(67,607)	(30,283)
Accounts payable	(50,668)	42,193	165,802
Deferred revenues	291,667	291,667	593,066
Accrued wages	-	(120,000)	-
Accrued collaborator payments	12,500	-	12,500
Accrued consultant fees	13,500	(4,800)	43,000
Accrued interest	15,910	-	15,910
Accrued vacation wages	(1,967)	(1,759)	26,736
Other accrued expenses	(52,398)	(54,450)	135,733
Net cash used in operating activities	(85,505)	(398,065)	(37,253,639)

Cash flows from investing activities
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	-	(983)	(4,045,511)
Net cash used in investing activities	-	(983)	(4,385,340)

APPLIED NEUROSOLUTIONS, INC. (a development stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Period from March 14, 1992 (inception) to
	2009	2008	March 31, 2009
Cash flows from financing activities
Proceeds from issuance of Preferred Stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	-	-	22,433,555
Proceeds from exercise of warrants	-	-	2,818,128
Proceeds from exercise of options	-	-	76,531
Proceeds from issuance of (repayments of) debt	35,000	-	535,000
Deferred financing costs incurred	-	-	(111,000)
Advances from (repayments to) director and shareholders	-	-	120,000
Principal payments under capital lease	-	-	(11,766)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement penalties	-	-	(84,000)
Payments to repurchase Common Stock	-	-	(10,614)
Payments received for employee stock purchase notes receivable	-	-	235,610
Net cash provided by financing activities	35,000	-	42,633,494

Net increase (decrease) in cash	(50,505)	(399,048)	994,515

Cash at beginning of period	1,045,020	2,960,141	-

Cash at end of period	$994,515	$2,561,093	$994,515

Supplemental cash flow information
Cash paid for interest	$-	$-	$72,090

Supplemental disclosure of non-cash investing and financing activities
Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired for accounts payable	$-	$-	$31,649
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$-	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$-	$136,188

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

Since the start of our collaboration with Eli Lilly & Company, the collaboration management structure, working teams and external resources have become fully operational.  The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS.  Key in-vivo models have been established with the goal to validate our proprietary tau-based target.  The collaboration with Lilly has established criteria that provide the team with a clearly mandated and coordinated work plan that will enable them to generate the data to validate the proprietary APNS target.  The APNS proprietary tau-based target has already achieved two significant unpaid program milestones: the first one in the second quarter of 2007 and the second one in the first quarter of 2008.  The next milestone, if achieved, would be the first milestone for which we receive a cash payment from Lilly.  The achievement of the first paid milestone was targeted for review by Lilly’s program management team in late March 2009.  Prior to the review by Lilly’s program management team, the joint Lilly/APNS collaboration management team deferred formal review pending the completion of the milestone requirements.  Lilly remains fully committed to the collaboration with resources focused on program progress and milestone achievement.  The collaboration continues to make progress toward additional tau-based targets with various screens established and studies underway for identifying other tau-based targets.  We anticipate providing an update on the progress of the collaboration with Lilly late in the second quarter of 2009.

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

Throughout the antibody development process we have been assessing specialized technologies that we believe are necessary to advance our serum diagnostic development programs.  The goal of collaboration is to bring together a company’s proprietary technology and related know-how with APNS’ new proprietary antibodies and extensive knowledge of the protein tau, and determine the opportunity for a joint effort to develop a serum-based diagnostic test.  Technology assessments and discussions with companies for initial collaborations led to the establishment of key working arrangements with several specialized technology companies.  We began working with these specialized technology companies throughout the second half of 2008.  The primary focus of the initial work was to determine feasibility of our proprietary P-Tau test in serum with a supportive technology.  The results to date from one of these technology companies have produced variable data that do not provide clear-cut feasibility for our P-Tau serum-based diagnostic test in development with their proprietary technology.  Additional antibodies were developed in the fourth quarter of 2008 and the first quarter of 2009 that potentially could be utilized to address the issues connected with the development of the P-Tau test with this specialized technology company.  Our work to establish feasibility for a P-Tau test is ongoing with one other company.

Additional antibodies to support a serum-based “rule out” test were developed in the fourth quarter of 2008 and the first quarter of 2009.  In early 2009, we expanded on our initial work with the specialized technology companies to determine feasibility for a “rule out” test.   In addition, we began work in-house on a total tau “rule out” serum-based test, to support the external efforts.  Our current plans target the feasibility of both the P-Tau test and the “rule out” test in the second quarter of 2009.

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

We are subject to risks and uncertainties common to small-cap and micro-cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations.  We have experienced significant operating losses since our inception.  As of March 31, 2009, we had an accumulated deficit of approximately $50.8 million.  Notwithstanding payments that we may receive under our collaboration agreement with Eli Lilly and Company, we expect to incur operating losses over the next several years as our research and development efforts continue.  At our current level of operations, our funds will last into the middle of the third quarter 2009.  We need to raise additional capital prior to the middle of the third quarter 2009 to continue our operations.

We currently have no regulatory approved therapeutic or diagnostic products on the market and have not received any commercial revenues from the sale or license of any such products.

NOTE 2.                      BASIS OF PRESENTATION

The consolidated financial statements include the accounts of APNS and its wholly-owned subsidiaries prior to the Company dissolving its subsidiaries in 2004.  All significant intercompany balances and transactions have been eliminated.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission regulations for interim financial information.  These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is presumed that users of this interim financial information have read or have access to the audited financial statements of APNS contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

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

Our financial statements have been prepared assuming that we would continue as a going concern.  We have had recurring net losses, including net losses for each of the years ended December 31, 2008 and 2007, and have an accumulated deficit of approximately $50.8 million as of March 31, 2009.  These conditions raise substantial doubt about our ability to continue as a going concern.  We anticipate that our cash balances at March 31, 2009 should be sufficient to fund our current level of operations into the middle of the third quarter of 2009.  We will need additional funding prior to the middle of the third quarter of 2009 in order to continue our research, product development and operations.  If we are successful in achieving our next milestone to establish the feasibility of the Company’s serum-based diagnostic test, we believe the Company could begin generating revenue from our serum diagnostic program in late 2010 to mid 2011 under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”).  Under CLIA, companies can supply either “investigational use only” or “research use only” tests, which do not require FDA approval, but are subject to certain regulatory conditions.  In order to sell our serum-based diagnostic test under CLIA, we would need to contract or partner with a CLIA certified lab.  Since we do not expect to generate significant revenues from the sales of our serum-based diagnostic test under CLIA until 2011, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital prior to the middle of the third quarter 2009, either through some form of collaboration or joint venture or debt or equity financing, which may include the exercise of outstanding stock options and/or warrants.  If we are unable to raise additional capital, we may be forced to discontinue our business.

NOTE 3.                      STOCK BASED COMPENSATION

On February 24, 2009, the Board of Directors approved a grant of 199,938 stock options to each of the four outside directors of the Company (799,752 stock options in total) as part of each outside director’s compensation per the director compensation program.  The value of these options was calculated based on the Black-Scholes valuation model using the following assumptions; risk free interest rate 1.03%; dividend 0.00%; expected volatility 219.74%; and expected life 2 years.  The total value of these options, $20,000, is being amortized, and included in general and administrative expense, over the vesting life of the options.

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

On March 7, 2008, the Board of Directors approved a grant of 117,185 stock options to each of the four outside directors of the Company (468,740 stock options in total) as part of each outside director’s compensation per the director compensation program.  The value of these options was calculated based on the Black-Scholes valuation model using the following assumptions; risk free interest rate 1.53%; dividend 0.00%; expected volatility 246.38%; and expected life 2 years.  The total value of these options, $43,113, is being amortized, and included in general and administrative expense, over the vesting life of the options.  Two of the outside directors who received these grants were no longer directors as of the vesting date, January 2, 2009, and the 234,370 stock options previously granted to them were returned to the Company.

As of March 31, 2009, 12,787,252 options were outstanding.  10,120,585 outstanding stock options were granted under the Company’s 2003 stock option plan and 2,666,667 outstanding stock options were granted outside the 2003 stock option plan.  As of March 31, 2009, there was approximately $103,236 of total unrecognized non-cash compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted-average period of .65 years.

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

For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants, restricted stock and convertible investor bridge loans excluded from the computation because their effect is antidilutive.  The Company had 12,787,252 stock options and 8,583,079 warrants outstanding to issue common stock at March 31, 2009.  The Company had 19,711,087 stock options and 44,418,453 warrants outstanding to issue common stock at March 31, 2008.

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

Future minimum payments, as of March 31, 2009, under the above agreements are as follows:

Year ending December 31,	Collaborations	Consulting

2009 – remainder of year	$387,500	$81,000
2010	500,000	108,000
2011	500,000	99,000
2012	500,000	-
2013	500,000	-
Total	$2,387,500	$288,000

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

Since the start of our collaboration with Eli Lilly & Company, the collaboration management structure, working teams and external resources have become fully operational.  The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS.  Key in-vivo models have been established with the goal to validate our proprietary tau-based target.  The collaboration with Lilly has established criteria that provide the team with a clearly mandated and coordinated work plan that will enable them to generate the data to validate the proprietary APNS target.  The APNS proprietary tau-based target has already achieved two significant unpaid program milestones: the first one in the second quarter of 2007 and the second one in the first quarter of 2008.  The next milestone, if achieved, would be the first milestone for which we receive a cash payment from Lilly.  The achievement of the first paid milestone was targeted for review by Lilly’s program management team in late March 2009.  Prior to the review by Lilly’s program management team, the joint Lilly/APNS collaboration management team deferred formal review pending the completion of the milestone requirements.  Lilly remains fully committed to the collaboration with resources focused on program progress and milestone achievement.  The collaboration continues to make progress toward additional tau-based targets with various screens established and studies underway for identifying other tau-based targets.  We anticipate providing an update on the progress of the collaboration with Lilly late in the second quarter of 2009.

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

Throughout the antibody development process we have been assessing specialized technologies that we believe are necessary to advance our serum diagnostic development programs.  The goal of collaboration is to bring together a company’s proprietary technology and related know-how with APNS’ new proprietary antibodies and extensive knowledge of the protein tau, and determine the opportunity for a joint effort to develop a serum-based diagnostic test.  Technology assessments and discussions with companies for initial collaborations led to the establishment of key working arrangements with several specialized technology companies.  We began working with these specialized technology companies throughout the second half of 2008.  The primary focus of the initial work was to determine feasibility of our proprietary P-Tau test in serum with a supportive technology.  The results to date from one of these technology companies have produced variable data that do not provide clear-cut feasibility for our P-Tau serum-based diagnostic test in development with their proprietary technology.  Additional antibodies were developed in the fourth quarter of 2008 and the first quarter of 2009 that potentially could be utilized to address the issues connected with the development of the P-Tau test with this specialized technology company.  Our work to establish feasibility for a P-Tau test is ongoing with one other company.

Additional antibodies to support a serum-based “rule out” test were developed in the fourth quarter of 2008 and the first quarter of 2009.  In early 2009, we expanded on our initial work with the specialized technology companies to determine feasibility for a “rule out” test.   In addition, we began work in-house on a total tau “rule out” serum-based test, to support the external efforts.  Our current plans target the feasibility of both the P-Tau test and the “rule out” test in the second quarter of 2009.

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

Liquidity and Capital Resources

As of March 31, 2009, we had a cash balance of $994,515.  We anticipate that our cash balance at March 31, 2009 should be sufficient to fund our current level of operations into the middle of the third quarter of 2009.  We will need additional funding prior to the middle of the third quarter of 2009 to continue our research, product development and our operations.  We intend to seek such additional funding through private and/or public financing, through exercise of currently outstanding stock options and warrants or through collaborative or other arrangements with partners.  In September 2008, at our annual stockholders meeting, the stockholders approved a proposal to amend our certificate of incorporation to effect a reverse stock split of our common stock at any time prior to June 30, 2009 at a ratio between 1-for-20 and 1-for-30 as determined by our Board of Directors and to decrease our authorized common stock from 200 million shares to 100 million shares.  After the reverse stock split and the change in authorized shares of common stock have occurred, we will have sufficient available authorized shares of common stock to issue in a funding and for other uses as deemed appropriate by our Board of Directors.  The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.

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

Recent Accounting Pronouncements

Our “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods.  We have identified the following as our critical accounting policies: revenue recognition, research and development, equity compensation, net deferred tax asset valuation allowance, and accounting for derivative financial instruments.  For a discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS – THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

REVENUES

We recognized $208,333 of revenues in each of the three-month periods ended March 31, 2009 and March 31, 2008 from the recognition of part of our initial funds and annual research and development support received from our collaboration with Eli Lilly and Company.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding for research & development programs, funding of research related to license agreements, scientific consultant expenses and overhead costs.  Research and development expenses for the three-month period ended March 31, 2009 decreased 3% or $10,362 to $340,598 from $350,960 for the three-month period ended March 31, 2008.  Below is a summary of our research and development expenses:

	For the three months ended March 31,		Increase/
	2009	2008	(Decrease)
Compensation, taxes and benefits	$103,082	$119,988	$(16,906)
Program R & D funding, license fees and consulting	201,268	192,987	8,281
Rent, telephone and utilities	28,149	27,954	195
Stock option compensation expense	-	-	-
Other research and development expenses	8,099	10,031	(1,932)
Total Research and Development Expenses	$340,598	$350,960	$(10,362)

This decrease was primarily due to a decrease in compensation related expenses caused by a reduction in our headcount, a decrease in benefits and a reduction in costs of ongoing benefits.  This decrease was partially offset by an increase in our program R & D funding.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value.  There was no non-cash expense for stock based payments in 2009 and 2008. We estimate that we may incur costs of approximately $110,000 to $150,000 per month on research and development activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, our development schedule, and our progress.  Results of preclinical studies, clinical trials, regulatory decisions and competitive developments for our diagnostic programs may significantly increase the amount of our research and development expenditures.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes; public company compliance expenses, including legal and accounting expenses; and occupancy related expenses.  General and administrative expenses for the three-month period ended March 31, 2009 decreased 18% or $85,277 to $392,017 from $477,294 for the three-month period ended March 31, 2008.  Below is a summary of our general and administrative expenses:

	For the three months ended March 31,		Increase/
	2009	2008	(Decrease)
Compensation, taxes and benefits	$160,477	$180,399	$(19,922)
Consulting	17,500	26,175	(8,675)
Professional fees	75,436	108,866	(33,430)
Rent, telephone and utilities	10,677	10,964	(287)
Stock option compensation expense	95,032	111,159	(16,127)
Other general and administrative expenses	32,895	39,731	(6,836)
Total General and Administrative Expenses	$392,017	$477,294	$(85,277)

This decrease is primarily due to decreases in compensation related expenses, professional fees and non-cash stock option compensation.  The decrease in compensation related expenses is due to a reduction in benefits and a decrease in costs of ongoing benefits.  The decrease in professional fees is due to a reduction in legal expenses and costs associated with patent expenses and patent maintenance costs.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value.  Non-cash expense for all stock based payments in 2009 was $95,032 and in 2008 was $111,159.  We estimate that we may incur costs of approximately $100,000 to $130,000 per month on general and administrative activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, SEC requirements, and our development schedule.

OTHER (INCOME) EXPENSE

Interest expense for the three-month period ended March 31, 2009 was $15,910, due to accrued interest related to the $535,000 notes payable.  We did not incur any interest expense for the three-month period ended March 31, 2008.  Interest income for the three-month period ended March 31, 2009 decreased 88% or $18,858, to $2,455 from $21,313 for the three-month period ended March 31, 2008.  The decrease is primarily due to lower average invested balances and a lower rate of return.

We currently do not hedge foreign exchange transaction exposures.  Our assets and liabilities denominated in foreign currencies are immaterial.

ITEM 4.	CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008 and updated the evaluation as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described in the December 31, 2008 “Report of Management on Applied NeuroSolutions, Inc.’s Internal Control over Financial Reporting” which was filed in our annual report on Form 10-K for the year ended December 31, 2008), our chief executive officer and chief financial officer concluded that as of March 31, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Dated: May 12, 2009
By: /s/ DAVID ELLISON
Chief Financial Officer
(Principal Financial
and Accounting Officer)