Form 10-Q
period 2009-06-30
APPLIED NEUROSOLUTIONS INC
filed 2009-08-14
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934	for the quarterly period ended June 30, 2009

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  001-13835

APPLIED NEUROSOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	39-1661164
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Lakeview Parkway, Suite 111, Vernon Hills, IL  60061
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [   ]      No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of issuer’s outstanding common stock, $0.0025 par value, as of August 12, 2009 was 4,495,846.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2009

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash	$458,698	$1,045,020
Accounts receivable	-	4,800
Prepaids and other current assets	48,579	157,786
Total current assets	507,277	1,207,606
Property and equipment:
Equipment and leaseholds	2,168,498	2,168,498
Accumulated depreciation and amortization	(2,162,385)	(2,156,805)
Net property and equipment	6,113	11,693
Other assets:
Deposits	8,281	8,281
Total other assets	8,281	8,281
Total assets	$521,671	$1,227,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$113,999	$119,866
Deferred revenues	384,732	301,399
Accrued collaboration costs	137,500	-
Accrued consultant fees	31,500	4,500
Accrued vacation wages	32,044	28,703
Accrued 401k match	-	38,550
Accrued interest	31,960	-
Other accrued expenses	11,754	26,432
Total current liabilities	743,489	519,450

Notes payable	535,000	500,000
Total long-term liabilities	535,000	500,000

Stockholders’ equity:
Preferred stock, $0.0025 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0025 par value; 100,000,000 shares authorized; 4,342,000 shares issued and outstanding	325,547	325,547
Treasury stock; 777 shares, at cost	(10,614)	(10,614)
Additional paid-in capital	50,308,906	50,156,580
Deficit accumulated during the development stage	(51,380,657)	(50,263,383)
Total stockholders’ equity / (deficit)	(756,818)	208,130
Total liabilities and stockholders’ equity	$521,671	$1,227,580

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30		Period from March 14, 1992 (inception) to
	2009	2008	2009	2008	June 30, 2009

Research agreement revenues	$-	$-	$-	$-	$1,707,500
Collaboration revenues	208,333	208,333	416,667	416,667	2,115,266
Grant revenues	-	-	-	-	669,022
Total revenues	208,333	208,333	416,667	416,667	4,491,788

Operating expenses:
Research and development	423,942	360,513	764,539	711,525	33,276,736
General and administrative	349,084	444,758	741,103	922,001	18,837,453
Loss on impairment of intangible assets	-	-	-	-	411,016
Loss on writedown of leasehold improvements	-	-	-	-	1,406,057
Total operating expenses	773,026	805,271	1,505,642	1,633,526	53,931,262

Operating loss	(564,693)	(596,938)	(1,088,975)	(1,216,859)	(49,439,474)

Other (income) expense:
Interest expense	16,050	-	31,960	-	748,304
Interest income	(1,206)	(11,116)	(3,661)	(32,428)	(925,215)
Amortization of debt discount	-	-	-	-	272,837
Beneficial conversion of debt to equity	-	-	-	-	274,072
Inducement to convert debt to equity	-	-	-	-	1,631,107
Cost of fund raising activities	-	-	-	-	62,582
Loss on extinguishments of debt	-	-	-	-	4,707,939
Gain on derivative instrument, net	-	-	-	-	(4,894,163)
Net other (income) expense	-	-	-	-	63,720
Total other (income) expense	14,844	(11,116)	28,299	(32,428)	1,941,183

Net loss	(579,537)	(585,822)	(1,117,274)	(1,184,431)	(51,380,657)

Less: Deemed dividend to common stockholders	-	-	-	-	(391,312)
Less: Fair value of induced preferred stock conversion	-	-	-	-	(1,866,620)
Net loss attributable to common stockholders	$(579,537)	$(585,822)	$(1,117,274)	$(1,184,431)	$(53,638,589)

Basic and diluted loss per common share:
Net loss attributable to common stockholders per share, basic and diluted	$(0.13)	$(0.13)	$(0.26)	$(0.27)	$(38.56)
Weighted average shares outstanding	4,342,000	4,342,000	4,342,000	4,342,000	1,391,000

See accompanying notes to consolidated financial statements.
.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Period from March 14, 1992 (inception) to
	2009	2008	June 30, 2009

Cash flows from operating activities
Net loss	$(1,117,274)	$(1,184,431)	$(51,380,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,580	8,280	2,647,478
Non-cash expense for equity compensation	-	4,500	2,379,241
Non-cash (income) expense for equity compensation to employees and directors	152,326	180,386	3,042,008
Non-cash interest expense	-	-	334,912
Amortization of deferred financing costs	-	-	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non-cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishment of debt	-	-	4,707,939
Non-cash income for gain on derivative instrument, net	-	-	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold improvements	-	-	1,406,057
Loss in impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	-	62,582
Changes in assets and liabilities:
Accounts receivable	4,800	-	203,290
Prepaids and other assets	109,207	33,086	(42,142)
Accounts payable	(5,867)	15,084	210,603
Deferred revenues	83,333	83,333	384,732
Accrued wages	-	(120,000)	-
Accrued collaborator payments	137,500	-	137,500
Accrued consultant fees	27,000	45,200	56,500
Accrued interest	31,960	-	31,960
Accrued vacation wages	3,341	2,984	32,044
Other accrued expenses	(53,228)	(37,402)	134,903
Net cash used in operating activities	(621,322)	(968,980)	(37,789,456)

Cash flows from investing activities
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	-	(983)	(4,045,511)
Net cash used in investing activities	-	(983)	(4,385,340)

APPLIED NEUROSOLUTIONS, INC. (a development stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Period from March 14, 1992 (inception) to
	2009	2008	June 30, 2009
Cash flows from financing activities
Proceeds from issuance of Preferred Stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	-	-	22,433,555
Proceeds from exercise of warrants	-	-	2,818,128
Proceeds from exercise of options	-	-	76,531
Proceeds from issuance of (repayments of) debt	35,000	-	535,000
Deferred financing costs incurred	-	-	(111,000)
Advances from (repayments to) director and shareholders	-	-	120,000
Principal payments under capital lease	-	-	(11,766)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement penalties	-	-	(84,000)
Payments to repurchase Common Stock	-	-	(10,614)
Payments received for employee stock purchase notes receivable	-	-	235,610
Net cash provided by financing activities	35,000	-	42,633,494

Net increase (decrease) in cash	(586,322)	(969,963)	458,698

Cash at beginning of period	1,045,020	2,960,141	-

Cash at end of period	$458,698	$1,990,178	$458,698

Supplemental cash flow information
Cash paid for interest	$-	$-	$72,090

Supplemental disclosure of non-cash investing and financing activities
Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired for accounts payable	$-	$-	$31,649
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$-	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$-	$136,188

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

Since the start of our collaboration with Eli Lilly & Company, the collaboration management structure, working teams and external resources have become fully operational.  The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS.  Key in-vivo models have been established with the goal to validate our proprietary tau-based target.  The collaboration with Lilly has established criteria that provide the team with a clearly mandated and coordinated work plan that will enable them to generate the data to validate the proprietary APNS target.  The collaboration’s work with the APNS proprietary tau-based target has already achieved two significant unpaid program milestones: the first one in the second quarter of 2007 and the second one in the first quarter of 2008.  The next milestone, if achieved, would be the first milestone for which we receive a cash payment from Lilly.  The achievement of the first paid milestone is currently targeted for Lilly’s review by the end of 2009.  Lilly remains fully committed to the collaboration with resources focused on program progress and milestone achievement.  The collaboration continues to make progress toward identifying additional tau-based targets with various screens established and studies underway.  In May 2009, Lilly hired Michael Hutton, Ph.D., as Chief Scientific Officer, Neurodegenerative Diseases.  Dr. Hutton has a substantial background in the AD field in the area of tau biology.  This background complements the expertise of Dr. Davies, which should be beneficial to our collaboration.

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

Given the strong body of scientific data available for APNS’s P-Tau 231 test as a viable biomarker for Alzheimer’s disease, coupled with the growing number of clinical trials directed at creating improved therapeutic solutions for AD patients, we initiated a business development program to offer to pharmaceutical, biotechnology, imaging and other clinical trial support companies the opportunity to use our CSF-based P-Tau 231 test as a cost-effective tool to help optimize their pre-clinical and clinical trial programs.  APNS and Dr. Davies met with companies that had expressed an interest in utilizing the P-Tau 231 diagnostic test.  The meetings took place at the July 2008 International Conference on Alzheimer’s Disease (“ICAD”) meeting in Chicago.  We have performed initial studies for two major pharmaceutical companies and have had discussions with other interested parties.  Net revenue that may be generated by performing this test for interested customers could be deployed to continue progress toward our goal of developing a serum-based test for the early diagnosis of AD.  We are continuing our efforts and are in discussions with companies that may utilize our CSF-based diagnostic test.

We are utilizing the knowledge gained during the development of our CSF-based diagnostic test to develop two types of serum-based tests to detect Alzheimer’s disease: one to “rule out” AD and one, utilizing the Company’s P-Tau 231 biomarker and other methods, to support the diagnosis of AD.  We began developing key tools in early 2007 and established 2008 milestones for the development of serum-based diagnostic tests.

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

Throughout the antibody development process we assessed specialized technologies that we believed were necessary to advance our serum diagnostic development programs.  Technology assessments and discussions with companies for initial collaborations led to the establishment of key working arrangements with several specialized technology companies.  We began working with these specialized technology companies throughout the second half of 2008.  The primary focus of the initial work was to determine feasibility of our proprietary P-Tau test in serum with a supportive technology.  The results to date from one of these technology companies have produced variable data that do not provide clear-cut feasibility for our P-Tau serum-based diagnostic test in development with their proprietary technology.  Additional antibodies were developed in the fourth quarter of 2008 and the first quarter of 2009 that potentially could be utilized to address the issues connected with the development of the P-Tau test with this specialized technology company.  Our work to establish feasibility for a P-Tau test is ongoing with one of these companies.

Additional antibodies to support a serum-based “rule out” test were developed in the fourth quarter of 2008 and the first quarter of 2009.  In early 2009, we expanded on our initial work with the specialized technology companies to determine feasibility for a “rule out” test.   In addition, we began work in-house on a total tau “rule out” serum-based test, to support the external efforts.

In July 2009 we announced we had achieved feasibility in our development of a serum-based test related to the diagnosis of patients with AD.  The results of two limited studies, which provided data from blinded serum samples, showed the ability of this tau-based test to differentiate between patients with AD and normal controls with a sensitivity greater than 80% and a specificity greater than 70%.  Our next milestone will be to increase the sensitivity and specificity of the test, while significantly increasing the analysis of patient samples.  Our focus is on advancing the development of a blood-based test for AD to commercialization, which we estimate could occur in late 2010 to early 2011, by selling and/or licensing kits to be used in a research mode by pharma and biotech companies in their drug development efforts and clinical trial screening, and through reference labs under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”).  Management changes to augment the experience necessary to complete the development and commercialization of a serum-based diagnostic test are being implemented.

We are now focused on raising the funds necessary to continue our serum-based diagnostic development programs.  In order to maximize the value, and minimize the time to commercialization, of our diagnostic programs, we are exploring additional partnerships, including collaborations, strategic and technical alliances, and/or licensing arrangements.

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

We are subject to risks and uncertainties common to small-cap and micro-cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations.  We have experienced significant operating losses since our inception.  As of June 30, 2009, we had an accumulated deficit of approximately $51.4 million.  Notwithstanding payments that we may receive under our collaboration agreement with Eli Lilly and Company, we expect to incur operating losses over the next several years as our research and development efforts continue.  At our current level of operations, our funds will last until the end of the third quarter 2009.  We need to raise additional capital prior to the end of the third quarter 2009 to continue our operations.

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

Our financial statements have been prepared assuming that we would continue as a going concern.  We have had recurring net losses, including net losses for each of the years ended December 31, 2008 and 2007, and have an accumulated deficit of approximately $51.4 million as of June 30, 2009.  These conditions raise substantial doubt about our ability to continue as a going concern.  We anticipate that our cash balances at June 30, 2009 should be sufficient to fund our current level of operations until the end of the third quarter of 2009.  We will need additional funding prior to the end of the third quarter of 2009 in order to continue our research, product development and operations.  If we are successful in achieving our next milestone, to increase the sensitivity and specificity of the test, while significantly increasing the analysis of patient samples, we believe the Company could begin generating revenue from our serum diagnostic program in late 2010 to mid 2011 by selling and/or licensing kits to be used in a research mode by pharma and biotech companies in their drug development efforts and clinical trial screening, and through reference labs under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”).  Under CLIA, companies can supply either “investigational use only” or “research use only” tests, which do not require FDA approval, but are subject to certain regulatory conditions.  In order to sell our serum-based diagnostic test under CLIA, we would need to contract or partner with a CLIA certified lab.  Since we do not expect to generate significant revenues from the sales of our serum-based diagnostic test under CLIA until 2011, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital prior to the end of the third quarter 2009, either through some form of collaboration or joint venture or debt or equity financing, which may include the exercise of outstanding stock options and/or warrants.  If we are unable to raise additional capital, we may be forced to discontinue our business.

NOTE 3.                      STOCK BASED COMPENSATION

The Company executed a 1-for-30 reverse stock split effective June 29, 2009.  As a result of the reverse stock split, every 30 shares of the Company’s common stock was combined into one share of common stock, and any fractional shares created by the reverse stock split were rounded up to whole shares.  The reverse stock split affects all of the Company’s common stock, stock options and warrants outstanding immediately prior to the effective date of the reverse stock split.  The exercise prices of all outstanding stock options and warrants were increased 30 fold.  The reverse split, which was approved by the Company’s stockholders at the annual meeting held on September 16, 2008, reduced the number of shares of the Company’s common stock outstanding from 130,217,808 shares to approximately 4,342,000 shares, and the number of authorized shares of common stock was reduced from 200,000,000 shares to 100,000,000 shares.  All references to the number of shares of common stock, stock options, warrants and exercise prices are the post-reverse stock split amounts.

On February 24, 2009, the Board of Directors approved a grant of 6,665 stock options to each of the four outside directors of the Company (26,660 stock options in total) as part of each outside director’s compensation per the director compensation program.  The value of these options was calculated based on the Black-Scholes valuation model using the following assumptions; risk free interest rate 1.03%; dividend 0.00%; expected volatility 219.74%; and expected life 2 years.  The total value of these options, $20,000, is being amortized, and included in general and administrative expense, over the vesting life of the options.

In March 2009, the Company entered into stock option exchange agreements with five employees and the Company’s founding scientist.  In return for exchanging 360,435 previously granted stock options with exercise prices ranging from $4.50 to $8.55, the Company issued 120,145 new stock options, 1 new option for every 3 options returned, with an exercise price of $1.485.  The vesting schedules and the expiration dates of the new options are the same as the vesting schedules and expiration dates of the returned options.  The stock option exchange was approved by the Company’s Board of Directors.

On March 7, 2008, the Board of Directors approved a grant of 3,907 stock options to each of the four outside directors of the Company (15,628 stock options in total) as part of each outside director’s compensation per the director compensation program.  The value of these options was calculated based on the Black-Scholes valuation model using the following assumptions; risk free interest rate 1.53%; dividend 0.00%; expected volatility 246.38%; and expected life 2 years.  The total value of these options, $43,113, is being amortized, and included in general and administrative expense, over the vesting life of the options.  Two of the outside directors who received these grants were no longer directors as of the vesting date, January 2, 2009, and the 7,814 stock options previously granted to them were returned to the Company.

As of June 30, 2009, after the effect of the reverse stock split, 426,268 options were outstanding.  337,379 outstanding stock options were granted under the Company’s 2003 stock option plan and 88,889 outstanding stock options were granted outside the 2003 stock option plan.  As of June 30, 2009, there was approximately $45,943 of total unrecognized non-cash compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted-average period of ..57 years.

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

For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants, restricted stock and convertible investor bridge loans excluded from the computation because their effect is antidilutive.  After the effects of the Company’s reverse stock split on June 29, 2009, the Company had 426,268 stock options and 286,108 warrants outstanding to issue common stock at June 30, 2009.  The Company had 646,376 stock options and 1,484,130 warrants outstanding to issue common stock at June 30, 2008.

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

Future minimum payments, as of June 30, 2009, under the above agreements are as follows:

Year ending December 31,	Collaborations	Consulting

2009 – remainder of year	$387,500	$54,000
2010	500,000	108,000
2011	500,000	99,000
2012	500,000	-
2013	500,000	-
Total	$2,387,500	$261,000

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

NOTE 6.                      RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  The standard also requires entities to disclose the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June15, 2009, and is to be applied prospectively.  Accordingly, the Company adopted the provisions of SFAS No. 165 in the second quarter of 2009.  The adoption of the provisions of SFAS No. 165 did not have a material effect on the Company’s consolidated balance sheets, statements of operations, or cash flows.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS No. 168, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the standard to have a material impact on the Company’s consolidated balance sheets, statements of operations, or cash flows.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.

RECENT DEVELOPMENTS

On July 23, 2009, we announced we have achieved feasibility for a serum-based test for Alzheimer’s disease.  Our focus is on advancing the development of a blood-based test for AD to commercialization, which we estimate could occur in late 2010 to early 2011, by selling and/or licensing kits to be used in a research mode by pharma and biotech companies in their drug development efforts and clinical trial screening, and through reference labs under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”).

Management changes to augment the experience necessary to complete the development and commercialization of a serum-based diagnostic test are being implemented.  On August 6, 2009, our Board of Directors and Ellen R. Hoffing, our Chairman, President and Chief Executive Officer agreed that Ms. Hoffing will exit her roles as President and CEO, effective August 28, 2009.  Ms. Hoffing will continue as Chairman of the Board of Directors, a position she has held since December 2007.  Ms. Hoffing has been our President and Chief Executive Officer since August 2006.  We previously reported on Form 8-K, dated June 23, 2009, that our Board of Directors would let Ms. Hoffing’s employment agreement lapse when the current term of the agreement expires on August 28, 2009.

Our Board of Directors is currently searching for a President and CEO to replace Ms. Hoffing.  If a successor President and CEO is not identified by late August 2009, David C. Tiemeier, Ph.D., a current Director of the Company, will function as interim President and CEO until a new President and CEO is in place.

OVERVIEW

Our business strategy is to build on our strong scientific research, and commitment to develop a range of solutions to meet the unmet needs of the growing number of Alzheimer patients.  Through our tau based approach we continue to develop proprietary technology, know-how and tools.  We are seeking to offer options for early diagnosis and disease modifying therapeutic solutions that will enhance the physicians’ ability to effectively manage their patient’s treatment.  We are working to complete development of a serum-based test for AD and well as offering our CSF-based P-Tau 231test to pharmaceutical, biotechnology, imaging and other clinical trial support companies as a cost-effective tool to help optimize their clinical trial programs.  We have performed initial studies for two major pharmaceutical companies and have had discussions with other interested parties.

Our unique science, stemming from the work of our founding scientist, Peter Davies, Ph.D., is focused on developing a range of diagnostic tests.  In addition, through our collaboration with a top tier Pharmaceutical company, Eli Lilly and Company, our tau-based science is the foundation of the development and commercialization of novel therapeutics to modify the course of AD.  During the first half of 2008, we achieved three important program milestones; we passed a significant unpaid program milestone in our therapeutic program collaboration with Eli Lilly and Company, we identified tools that met our requirements to advance our serum diagnostic development program to “rule out” AD, and we created proprietary tau-based tools required for the development of a serum-based test to support the early diagnosis of AD, utilizing our P-Tau 231 biomarker.  To achieve our next diagnostic program milestones, we established key working arrangements with several specialized technology companies in the second half of 2008.  Utilizing our proprietary tools with these specialized technology companies, we are advancing the development of our serum diagnostic development programs.  In July 2009, we achieved our next key diagnostic program milestone, the feasibility of a serum-based test.  Our principal development programs, and plan of operation for each, are as follows:

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

CSF-Based Diagnostic - Our most recent research with our CSF-based test has sought to further substantiate the utility of the test in the mild cognitive impairment (“MCI”) population.  Two studies published in 2007 show the ability of our CSF-based test to be a strong predictor of the decline from MCI to AD.  The September 2007 online edition of Neurobiology of Aging presented a study comparing five of the best-known CSF biomarkers for AD.  Our P-Tau 231 biomarker was the strongest predictor of the decline from MCI to AD.  The December 2007 issue of Neurology published an internationally based multi-center study that demonstrated our P-Tau 231 biomarker was a significant predictor of the decline from MCI to AD in a clinically useful time period of 1.5 years.  Studies published in the December 2005 edition of Neuroscience Letters and in the March 2006 journal Neurobiology of Aging support the use of our P-Tau 231 CSF-based diagnostic test in identifying individuals with MCI who, over time, are most likely to develop AD.  Current data seems to suggest that 60% to 80% of individuals with MCI will eventually progress to AD.  As a neurodegenerative disease, it is theorized that early detection of AD could greatly enhance the ability of current and future therapies to better manage the disease.  A study published in the January 2004 edition of Archives of General Psychiatry has shown that detecting phosphorylated tau (“P-Tau”) proteins in CSF comes closest to fulfilling the criteria of a biological marker for AD.  This publication reported that our P-Tau 231 CSF-based test exceeded standards for an AD diagnostic test established by the National Institute of Aging and the Ronald and Nancy Reagan Research Institute of the Alzheimer’s Association in a 1998 published “Consensus Report”.  It was determined by that group that a successful biological marker would be one that had a sensitivity level and specificity level of at least 80%.  A Position Paper, “Research Criteria for the Diagnosis of Alzheimer’s Disease: Revising the NINCDS-ADRDA Criteria”, was published in the August 2007 edition of Lancet Neurology that describes suggested revisions to the criteria for the diagnosis of Alzheimer’s disease, including the use of CSF biomarkers, specifically referencing our P-Tau 231 CSF-based test.  The February 2009 issue of Journal of Alzheimer’s Disease showed the added value of our ptau biomarker when used in conjunction with an MRI.  New P-Tau 231 antibodies that have been created for our serum-based diagnostic development may also allow us to enhance the commercial viability of our CSF-based test.

Serum-Based Diagnostic - We are utilizing the knowledge gained during the development of our CSF-based diagnostic test to develop two types of serum-based tests to detect Alzheimer’s disease: one to “rule out” AD and one, utilizing our P-Tau 231 biomarker and other methods, to support the diagnosis of AD.  We began developing key tools in early 2007 and established 2008 milestones for the development of serum-based diagnostic tests.

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

Throughout the antibody development process we assessed specialized technologies that we believed were necessary to advance our serum diagnostic development programs.  Technology assessments and discussions with companies for initial collaborations led to the establishment of key working arrangements with several specialized technology companies.  We began working with these specialized technology companies throughout the second half of 2008.  The primary focus of the initial work was to determine feasibility of our proprietary P-Tau test in serum with a supportive technology.  The results to date from one of these technology companies have produced variable data that do not provide clear-cut feasibility for our P-Tau serum-based diagnostic test in development with their proprietary technology.  Additional antibodies were developed in the fourth quarter of 2008 and the first quarter of 2009 that potentially could be utilized to address the issues connected with the development of the P-Tau test with this specialized technology company.  Our work to establish feasibility for a P-Tau test is ongoing with one of these companies.

Additional antibodies to support a serum-based “rule out” test were developed in the fourth quarter of 2008 and the first quarter of 2009.  In early 2009, we expanded on our initial work with the specialized technology companies to determine feasibility for a “rule out” test.   In addition, we began work in-house on a total tau “rule out” serum-based test, to support the external efforts.

In July 2009 we announced we had achieved feasibility in our development of a serum-based test related to the diagnosis of patients with AD.  The results of two limited studies, which provided data from blinded serum samples, showed the ability of this tau-based test to differentiate between patients with AD and normal controls with a sensitivity greater than 80% and a specificity greater than 70%.  Our next milestone will be to increase the sensitivity and specificity of the test, while significantly increasing the analysis of patient samples.  Our focus is on advancing the development of a blood-based test for AD to commercialization, which we estimate could occur in late 2010 to early 2011, by selling and/or licensing kits to be used in a research mode by pharma and biotech companies in their drug development efforts and clinical trial screening, and through reference labs under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”).  Management changes to augment the experience necessary to complete the development and commercialization of a serum-based diagnostic test are being implemented.

CSF-Based Diagnostic Test Business Development Program - Given the strong body of scientific data available for our P-Tau 231 test, coupled with the growing number of clinical trials directed at creating improved therapeutic solutions for AD patients, we have initiated a business development program to offer to pharmaceutical, biotechnology, imaging and other clinical trial support companies the opportunity to use our CSF-based P-Tau 231 test as a cost-effective tool to help optimize their pre-clinical and clinical trial programs.  APNS and Dr. Davies met with companies that had expressed an interest in utilizing the P-Tau 231 diagnostic test.  The meetings took place at the July 2008 International Conference on Alzheimer’s Disease (“ICAD”) meeting in Chicago.  We have performed initial studies for two major pharmaceutical companies and have had discussions with other interested parties.  Net revenue we may generate by performing our test for interested customers could be deployed to continue progress toward our goal of developing a serum-based test for the early diagnosis of AD.  We are continuing our efforts and are in discussions with companies that may utilize our CSF-based diagnostic test.

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

Since the start of our collaboration with Eli Lilly & Company, the collaboration management structure, working teams and external resources have become fully operational.  The key assets and proprietary tools have been appropriately transferred to support work being undertaken by each of Dr. Davies, Lilly and APNS.  Key in-vivo models have been established with the goal to validate our proprietary tau-based target.  The collaboration with Lilly has established criteria that provide the team with a clearly mandated and coordinated work plan that will enable them to generate the data to validate the proprietary APNS target.  The collaboration’s work with the APNS proprietary tau-based target has already achieved two significant unpaid program milestones: the first one in the second quarter of 2007 and the second one in the first quarter of 2008.  The next milestone, if achieved, would be the first milestone for which we receive a cash payment from Lilly.  The achievement of the first paid milestone is currently targeted for Lilly’s review by the end of 2009.  Lilly remains fully committed to the collaboration with resources focused on program progress and milestone achievement.  The collaboration continues to make progress toward identifying additional tau-based targets with various screens established and studies underway.  In May 2009, Lilly hired Michael Hutton, Ph.D., as Chief Scientific Officer, Neurodegenerative Diseases.  Dr. Hutton has a substantial background in the AD field in the area of tau biology.  This background complements the expertise of Dr. Davies, which should be beneficial to our collaboration.

•
Transgenic Mice – Dr. Peter Davies, through collaboration with a researcher at Nathan Klein Institute (“NKI”), has developed a transgenic mouse containing the human tau gene that develops human paired helical filaments, the building blocks of the neurofibrillary tangles, which are known to be involved in the pathology of Alzheimer’s disease. The pathology in these mice is Alzheimer-like, with hyperphosphorylated tau accumulating in cell bodies and dendrites as neurofibrillary tangles.  In addition, these transgenic mice have exhibited extensive neuronal death that accompanies the tau pathology.  These transgenic mice could be used for testing the efficacy of therapeutic compounds.  To date, no widely accepted animal model that exhibits both AD pathologies has been developed.  AECOM and the New York State Office of Mental Health, the agency that oversees NKI, each have an interest in these transgenic mice.  Through our agreements with AECOM, we have license rights to AECOM’s interest in these transgenic mice.  In 2006, we entered into additional license agreements that provide us with the exclusive rights to sell these mice.  The mice are currently available through Jackson Laboratories.  We have sold a breeding pair of these mice and have had discussions with other interested parties.

As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

Liquidity and Capital Resources

As of June 30, 2009, we had a cash balance of $458,698.  We anticipate that our cash balance at June 30, 2009 should be sufficient to fund our current level of operations until the end of the third quarter of 2009.  We will need additional funding prior to the end of the third quarter of 2009 to continue our research, product development and our operations.  We intend to seek such additional funding through private and/or public financing, through exercise of currently outstanding stock options and warrants or through collaborative or other arrangements with partners.  In September 2008, at our annual stockholders meeting, the stockholders approved a proposal to amend our certificate of incorporation to effect a reverse stock split of our common stock at any time prior to June 30, 2009 at a ratio between 1-for-20 and 1-for-30 as determined by our Board of Directors and to decrease our authorized common stock from 200 million shares to 100 million shares.  A 1-for-30 reverse stock split and the change in authorized shares was executed as of June 29, 2009.  After the reverse stock split and the change in authorized shares of common stock, we now have sufficient available authorized shares of common stock to issue in a funding and for other uses as deemed appropriate by our Board of Directors.  If we are successful in raising the funds necessary to continue our business, the cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.

If we are successful in achieving our next milestone to increase the sensitivity and specificity of our serum-based diagnostic test, while significantly increasing the analysis of patient samples, we believe the Company could begin generating revenue from our serum diagnostic program in late 2010 to mid 2011 by selling and/or licensing kits to be used in a research mode by pharma and biotech companies in their drug development efforts and clinical trial screening, and through reference labs under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”).  Under CLIA, companies can supply either “investigational use only” or “research use only” tests, which do not require FDA approval, but are subject to certain regulatory conditions.  In order to sell our serum-based diagnostic test under CLIA, we would need to contract or partner with a CLIA certified lab.  Since we do not expect to generate significant revenues from the sales of our serum-based diagnostic test under CLIA until 2011, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital prior to the end of the third quarter 2009, either through some form of collaboration or joint venture or debt or equity financing, which may include the exercise of outstanding stock options and/or warrants.  If we are unable to raise additional capital, we may be forced to discontinue our business.

Critical Accounting Policies

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

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  The standard also requires entities to disclose the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June15, 2009, and is to be applied prospectively.  Accordingly, the Company adopted the provisions of SFAS No. 165 in the second quarter of 2009.  The adoption of the provisions of SFAS No. 165 did not have a material effect on the Company’s consolidated balance sheets, statements of operations, or cash flows.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS No. 168, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the standard to have a material impact on the Company’s consolidated balance sheets, statements of operations, or cash flows.

RESULTS OF OPERATIONS – THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

REVENUES

We recognized $208,333 of revenues in each of the three-month periods ended June 30, 2009 and June 30, 2008 from the recognition of part of our initial funds and annual research and development support received from our collaboration with Eli Lilly and Company.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding for research & development programs, funding of research related to license agreements, scientific consultant expenses and overhead costs.  Research and development expenses for the three-month period ended June 30, 2009 increased 18% or $63,429 to $423,942 from $360,513 for the three-month period ended June 30, 2008.  Below is a summary of our research and development expenses:

	For the three months ended June 30,		Increase/
	2009	2008	(Decrease)
Compensation, taxes and benefits	$106,090	$111,920	$(5,830)
Program R & D funding, license fees and consulting	284,216	206,685	77,531
Rent, telephone and utilities	25,226	28,108	(2,882)
Stock option compensation expense	-	-	-
Other research and development expenses	8,410	13,800	(5,390)
Total Research and Development Expenses	$423,942	$360,513	$63,429

This increase was primarily due to an increase in our program R & D funding to advance the development of our serum-based AD diagnostic programs.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value.  There was no non-cash expense for stock based payments in 2009 and 2008. We estimate that we may incur costs of approximately $120,000 to $150,000 per month on research and development activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, our development schedule, and our progress.  Results of preclinical studies, clinical trials, regulatory decisions and competitive developments for our diagnostic programs may significantly increase the amount of our research and development expenditures.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes; public company compliance expenses, including legal and accounting expenses; and occupancy related expenses.  General and administrative expenses for the three-month period ended June 30, 2009 decreased 22% or $95,674 to $349,084 from $444,758 for the three-month period ended June 30, 2008.  Below is a summary of our general and administrative expenses:

	For the three months ended June 30,		Increase/
	2009	2008	(Decrease)
Compensation, taxes and benefits	$163,636	$178,789	$(15,153)
Consulting	27,500	64,875	(37,375)
Professional fees	57,782	75,399	(17,617)
Rent, telephone and utilities	9,958	10,765	(807)
Stock option compensation expense	57,293	73,727	(16,434)
Other general and administrative expenses	32,915	41,203	(8,288)
Total General and Administrative Expenses	$349,084	$444,758	$(95,674)

This decrease is primarily due to decreases in compensation related expenses, consulting, professional fees and non-cash stock option compensation.  The decrease in compensation related expenses is due to a reduction in benefits and a decrease in costs of ongoing benefits.  The decrease in consulting is primarily due to a one-time business development consulting contract in the second quarter of 2008.  The decrease in professional fees is due to a reduction in legal expenses and costs associated with patent expenses and patent maintenance costs.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value.  Non-cash expense for all stock based payments in 2009 was $57,293 and in 2008 was $73,727.  We estimate that we may incur costs of approximately $100,000 to $130,000 per month on general and administrative activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, SEC requirements, and our development schedule.

OTHER (INCOME) EXPENSE

Interest expense for the three-month period ended June 30, 2009 was $16,050, due to accrued interest related to the $535,000 notes payable.  We did not incur any interest expense for the three-month period ended June 30, 2008.  Interest income for the three-month period ended June 30, 2009 decreased 89% or $9,910, to $1,206 from $11,116 for the three-month period ended June 30, 2008.  The decrease is primarily due to lower average invested balances and a lower rate of return.

RESULTS OF OPERATIONS – THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

REVENUES

We recognized $416,667 of revenues in each of the six-month periods ended June 30, 2009 and June 30, 2008 from the recognition of part of our initial funds and annual research and development support received from our collaboration with Eli Lilly and Company.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding for research & development programs, funding of research related to license agreements, scientific consultant expenses and overhead costs.  Research and development expenses for the six-month period ended June 30, 2009 increased 7% or $53,014 to $764,539 from $711,525 for the six-month period ended June 30, 2008.  Below is a summary of our research and development expenses:

	For the six months ended June 30,		Increase/
	2009	2008	(Decrease)
Compensation, taxes and benefits	$209,172	$231,887	$(22,715)
Program R & D funding, license fees and consulting	485,484	399,670	85,814
Rent, telephone and utilities	53,374	56,063	(2,689)
Stock option compensation expense	-	-	-
Other research and development expenses	16,509	23,905	(7,396)
Total Research and Development Expenses	$764,539	$711,525	$53,014

This increase was primarily due to an increase in our program R & D funding to advance the development of our serum-based AD diagnostic programs.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value.  There was no non-cash expense for stock based payments in 2009 and 2008.  This increase was partially offset by a decrease in compensation related costs due to a decrease in headcount, a reduction in benefits and a decrease in costs of ongoing benefits. We estimate that we may incur costs of approximately $120,000 to $150,000 per month on research and development activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, our development schedule, and our progress.  Results of preclinical studies, clinical trials, regulatory decisions and competitive developments for our diagnostic programs may significantly increase the amount of our research and development expenditures.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes; public company compliance expenses, including legal and accounting expenses; and occupancy related expenses.  General and administrative expenses for the six-month period ended June 30, 2009 decreased 20% or $180,898 to $741,103 from $922,001 for the six-month period ended June 30, 2008.  Below is a summary of our general and administrative expenses:

	For the six months ended June 30,		Increase/
	2009	2008	(Decrease)
Compensation, taxes and benefits	$324,111	$359,209	$(35,098)
Consulting	45,000	90,000	(45,000)
Professional fees	133,217	185,315	(52,098)
Rent, telephone and utilities	20,635	21,729	(1,094)
Stock option compensation expense	152,326	184,886	(32,560)
Other general and administrative expenses	65,814	80,862	(15,048)
Total General and Administrative Expenses	$741,103	$922,001	$(180,898)

This decrease is primarily due to decreases in compensation related expenses, consulting, professional fees and non-cash stock option compensation.  The decrease in compensation related expenses is due to a reduction in benefits and a decrease in costs of ongoing benefits.  The decrease in consulting is primarily due to a one-time business development consulting contract in the second quarter of 2008.  The decrease in professional fees is due to a reduction in legal expenses and costs associated with patent expenses and patent maintenance costs.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value.  Non-cash expense for all stock based payments in 2009 was $152,326 and in 2008 was $184,886.  We estimate that we may incur costs of approximately $100,000 to $130,000 per month on general and administrative activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the annual amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, SEC requirements, and our development schedule.

OTHER (INCOME) EXPENSE

Interest expense for the six-month period ended June 30, 2009 was $31,960, due to accrued interest related to the $535,000 notes payable.  We did not incur any interest expense for the six-month period ended June 30, 2008.  Interest income for the six-month period ended June 30, 2009 decreased 89% or $28,767, to $3,661 from $32,428 for the six-month period ended June 30, 2008.  The decrease is primarily due to lower average invested balances and a lower rate of return.

We currently do not hedge foreign exchange transaction exposures.  Our assets and liabilities denominated in foreign currencies are immaterial.

                                                         20

ITEM 4.	CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008 and updated the evaluation as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described in the December 31, 2008 “Report of Management on Applied NeuroSolutions, Inc.’s Internal Control over Financial Reporting” which was filed in our annual report on Form 10-K for the year ended December 31, 2008), our chief executive officer and chief financial officer concluded that as of June 30, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Dated: August 12, 2009
By: /s/ DAVID ELLISON
Chief Financial Officer
(Principal Financial
and Accounting Officer)