Form 10-Q
period 2009-09-30
APPLIED NEUROSOLUTIONS INC
filed 2009-11-16
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  001-13835

APPLIED NEUROSOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	39-1661164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Lakeview Parkway, Suite 111, Vernon Hills, IL  60061
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
Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☐          No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐          No ☒

The number of shares of issuer’s outstanding common stock, $0.0025 par value, as of November 13, 2009 was 4,389,000.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash	$15,737	$1,045,020
Accounts receivable	-	4,800
Prepaids and other current assets	61,362	157,786
Total current assets	77,099	1,207,606
Property and equipment:
Equipment and leaseholds	2,168,787	2,168,498
Accumulated depreciation and amortization	(2,163,452)	(2,156,805)
Net property and equipment	5,335	11,693
Other assets:
Deposits	8,281	8,281
Total other assets	8,281	8,281
Total assets	$90,715	$1,227,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83,166	$119,866
Deferred revenues	176,399	301,399
Accrued collaboration costs	262,500	-
Accrued consultant fees	45,000	4,500
Accrued vacation wages	12,122	28,703
Accrued 401k match	-	38,550
Accrued interest	48,010	-
Other accrued expenses	14,786	26,432
Total current liabilities	641,983	519,450

Notes payable	535,000	500,000
Total long-term liabilities	535,000	500,000

Stockholders’ equity:
Preferred stock, $0.0025 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0025 par value; 100,000,000 shares authorized; 4,389,000 shares issued and outstanding	325,547	325,547
Treasury stock; 777 shares, at cost	(10,614)	(10,614)
Additional paid-in capital	50,388,884	50,156,580
Deficit accumulated during the development stage	(51,790,085)	(50,263,383)
Total stockholders’ equity / (deficit)	(1,086,268)	208,130
Total liabilities and stockholders’ equity	$90,715	$1,227,580

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30		Period from March 14, 1992 (inception) to September 30,
	2009	2008	2009	2008	2009

Research agreement revenues	$-	$-	$-	$-	$1,707,500
Collaboration revenues	208,333	208,333	625,000	625,000	2,323,599
Grant revenues	-	-	-	-	669,022
Total revenues	208,333	208,333	625,000	625,000	4,700,121

Operating expenses:
Research and development	292,885	384,449	1,057,003	1,095,829	33,569,621
General and administrative	308,968	410,331	1,050,492	1,332,478	19,146,421
Loss on impairment of intangible assets	-	-	-	-	411,016
Loss on writedown of leasehold improvements	-	-	-	-	1,406,057
Total operating expenses	601,853	794,780	2,107,495	2,428,307	54,533,115

Operating loss	(393,520)	(586,447)	(1,482,495)	(1,803,307)	(49,832,994)

Other (income) expense:
Interest expense	16,050	-	48,010	-	764,354
Interest income	(142)	(7,301)	(3,803)	(39,730)	(925,357)
Amortization of debt discount	-	-	-	-	272,837
Beneficial conversion of debt to equity	-	-	-	-	274,072
Inducement to convert debt to equity	-	-	-	-	1,631,107
Cost of fund raising activities	-	-	-	-	62,582
Loss on extinguishments of debt	-	-	-	-	4,707,939
Gain on derivative instrument, net	-	-	-	-	(4,894,163)
Net other expense	-	-	-	-	63,720
Total other (income) expense	15,908	(7,301)	44,207	(39,730)	1,957,091

Net loss	(409,428)	(579,146)	(1,526,702)	(1,763,577)	(51,790,085)

Less: Deemed dividend to common stockholders	-	-	-	-	(391,312)
Less: Fair value of induced preferred stock Conversion	-	-	-	-	(1,866,620)
Net loss attributable to common stockholders	$(409,428)	$(579,146)	$(1,526,702)	$(1,763,577)	$(54,048,017)

Basic and diluted loss per common share:
Net loss attributable to common stockholders per share, basic and diluted	$(0.09)	$(0.13)	$(0.35)	$(0.41)	$(37.72)
Weighted average shares outstanding	4,389,000	4,342,000	4,358,000	4,342,000	1,433,000

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		Period from March 14, 1992 (inception) to September 30,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(1,526,702)	$(1,763,577)	$(51,790,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,370	12,420	2,650,268
Non-cash expense for equity compensation	-	4,500	2,379,241
Non-cash (income) expense for equity compensation to employees and directors	232,304	244,746	3,121,986
Non-cash interest expense	-	-	334,912
Amortization of deferred financing costs	-	-	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non-cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishment of debt	-	-	4,707,939
Non-cash income for gain on derivative instrument, net	-	-	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold improvements	-	-	1,406,057
Loss in impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	(250)
Fund raising expense	-	-	62,582
Changes in assets and liabilities:
Accounts receivable	4,800	-	203,290
Prepaids and other assets	96,424	(44,936)	(54,925)
Accounts payable	(36,700)	4,614	179,770
Deferred revenues	(125,000)	(125,000)	176,399
Accrued wages	-	(90,000)	-
Accrued collaborator payments	262,500	-	262,500
Accrued consultant fees	40,500	(4,800)	70,000
Accrued interest	48,010	-	48,010
Accrued vacation wages	(16,581)	1,499	12,122
Other accrued expenses	(50,196)	(20,432)	137,935
Net cash used in operating activities	(1,062,271)	(1,780,966)	(38,230,405)

Cash flows from investing activities
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold Improvements	(2,012)	(983)	(4,047,523)
Net cash used in investing activities	(2,012)	(983)	(4,387,352)

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		Period from March 14, 1992 (inception) to September 30,
	2009	2008	2009
Cash flows from financing activities
Proceeds from issuance of Preferred Stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	-	-	22,433,555
Proceeds from exercise of warrants	-	-	2,818,128
Proceeds from exercise of options	-	-	76,531
Proceeds from issuance of debt	35,000	-	535,000
Deferred financing costs incurred	-	-	(111,000)
Advances from director and shareholders	-	-	120,000
Principal payments under capital lease	-	-	(11,766)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement penalties	-	-	(84,000)
Payments to repurchase Common Stock	-	-	(10,614)
Payments received for employee stock purchase notes receivable	-	-	235,610
Net cash provided by financing activities	35,000	-	42,633,494

Net increase (decrease) in cash	(1,029,283)	(1,781,949)	15,737

Cash at beginning of period	1,045,020	2,960,141	-

Cash at end of period	$15,737	$1,178,192	$15,737

Supplemental cash flow information
Cash paid for interest	$-	$-	$72,090

Supplemental disclosure of non-cash investing and financing activities
Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired for accounts payable	$-	$-	$31,649
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$-	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$-	$136,188

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	BUSINESS

Applied NeuroSolutions, Inc. (“APNS” or “the Company” or “we”) is a development stage biotechnology company focused on the development of products for the early diagnosis and treatment of Alzheimer's disease (“AD” or “Alzheimer’s”).

Alzheimer’s Disease
Alzheimer’s disease is the most common cause of dementia among people age 65 and older.  Dementia is the loss of memory, reason, judgment and language to such an extent that it interferes with a person’s daily life and activities.  Currently it is estimated that over five million people in the U.S., and almost 35 million worldwide, have Alzheimer’s disease and the national cost of caring for people with Alzheimer’s is estimated to exceed $148 billion annually.  By 2050, it is estimated that 16 million people in the U.S. will have Alzheimer’s, and the global prevalence of Alzheimer’s is expected to be greater than 115 million.

Diagnostic Programs
We are focused on developing serum-based tests to detect AD at a very early stage in the disease process.  In July 2009 we announced we had achieved feasibility in our development of a serum-based test related to the diagnosis of patients with AD.  The results of two limited studies achieved sufficient analytical sensitivity to detect tau in serum patient samples.  The protein tau is directly linked to the pathology of Alzheimer’s disease.  This is a key step in the development of a blood-based test to detect AD at an early stage.  Based on a further analysis of the preliminary data, we believe additional development of the assay, including optimization and validation in key patient population groups, is necessary to determine the specific sensitivity and specificity performance of the assay.  Our focus is on advancing the development of a blood-based test for AD to commercialization in 2011, by selling and/or licensing kits to be used in a research mode 1) through reference labs under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”) and 2) by pharma and biotech companies in their drug development efforts and clinical trial screening.  A serum-based test could be used not only as an aide to early diagnosis of AD, but could be used as part of a routine annual physical to rule out Alzheimer’s disease.  Our key milestones in the development of a serum-based test and the estimated timeframe for achieving each milestone are listed below:

Serum-Based Diagnostic Key Milestones

Feasibility	Completed
Optimization	Mid 2010
Validation	2nd half 2010
Reference Lab Partnership	1st half 2011
Publication	1st half 2011
U.S. Commercialization	2nd half 2011

We have developed a cerebrospinal fluid (“CSF”)-based test that can detect AD at a very early stage as well as identify patients with mild cognitive impairment (“MCI”) who are most likely to progress to AD.  In a research setting, our CSF-based test, which detects a certain AD associated protein found in the CSF of AD patients (“P-Tau 231”), has demonstrated an ability to differentiate AD patients from those with other diseases that have similar symptoms. This test is based on extensive testing in the APNS lab, utilizing in excess of 2,500 CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as age-matched healthy controls.  The CSF-based P-Tau 231 test has demonstrated, based on published research validation studies, overall sensitivity and specificity in the range of 85% to 95%.

In September 2009, we engaged a placement agent to assist us in raising the funds necessary to continue our serum-based diagnostic development and commercialization programs and support of our collaboration with Eli Lilly and Company.  As of September 30, 2009, we had $15,737 in cash remaining, which amount has since been further depleted.  Until such time as we are able to raise capital from the sale of debt and/or equity, we will continue to incur liabilities with respect to our various operating expenses, such as compensation, license fees, consulting, professional fees, rent, insurance, etc.  Virtually no expenses have been paid since October 1st, 2009.  If we are unable to  raise sufficient funds imminently, we may not be able to maintain our licenses, keep our office and lab space, and retain our directors, officers and staff.  This would cause us to shut down our operations indefinitely, possibly permanently.  We are currently seeking such funding through a private placement and/or bridge financing  and are also looking into collaborative or other arrangements with partners.  In order to maximize the value, and minimize the time to commercialization, of our diagnostic programs, we are exploring additional partnerships, including collaborations, strategic and technical alliances, and/or licensing arrangements.

Therapeutic Program - Collaboration with Eli Lilly and Company
In November 2006, we entered into a collaboration agreement with Eli Lilly and Company (“Lilly”).  APNS and Lilly are engaged in the discovery and development of novel therapeutics for the development of treatments for Alzheimer’s disease based upon an approach developed by Dr. Peter Davies, our founding scientist.  As a result of Dr. Davies’ research, APNS and Lilly are focused on discovery of unique therapeutics that may be involved in a common intracellular phosphorylation pathway leading to the development of the abnormal, destructive brain structures, amyloid plaques and neurofibrillary tangles, that are characteristic of Alzheimer’s disease.  APNS has identified various biomarkers that we believe will aid in the development of diagnostics and drug specific diagnostic markers that could also play a role in the development of new AD treatments.

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

The collaboration has achieved significant internal milestones to date.  The next milestone, which if reached would result in our receipt of a cash payment from Lilly, is currently expected in 2010.  Lilly remains fully committed to the collaboration with resources focused on program progress and milestone achievement.  The collaboration continues to make progress with additional tau-based targets with various screens established and studies underway.  Our key milestones in our collaboration with Lilly, and the current estimated timeframe for achieving each milestone are listed below:

Collaboration with Lilly Key Milestones

Target # 1	Expected Completion Date
Lead Declaration	2010
Candidate Selection	2012
IND filing	2013

Additional Targets
Portfolio Entry	2010

Core Technology – Exclusive Licenses
Our core technology in the AD field is based on exclusive licenses with Albert Einstein College of Medicine (“AECOM”) covering all diagnostic and therapeutic applications in the field of neurodegenerative disease discovered in the AECOM laboratories of Peter Davies, Ph.D.  Dr. Davies, the Company’s founding scientist, is the Burton P. and Judith Resnick Professor of Alzheimer’s Disease Research at AECOM, and was the recipient of the Lifetime Achievement Award in Alzheimer’s Disease at the Alzheimer’s Association’s 11th International Conference on Alzheimer’s Disease (“ICAD”) in July 2008.

We are subject to risks and uncertainties common to small-cap and micro-cap biotech companies, including competition from larger, well capitalized entities, patent protection issues, availability of funding and government regulations.  We have experienced significant operating losses since our inception.  As of September 30, 2009, we had an accumulated deficit of approximately $51.8 million.  Notwithstanding payments that we may receive under our collaboration agreement with Eli Lilly and Company, we expect to incur operating losses over the next several years as our research and development efforts continue.  In September 2009, we engaged a placement agent to assist us in raising the funds necessary to continue our serum-based diagnostic development and commercialization programs and support of our collaboration with Eli Lilly and Company.  As of September 30, 2009, we had $15,737 in cash remaining, which amount has since been further depleted.  Until such time as we are able to raise capital from the sale of debt and/or equity, we will continue to incur liabilities with respect to our various operating expenses, such as compensation, license fees, consulting, professional fees, rent, insurance, etc.  Virtually no expenses have been paid since October 1st, 2009.  If we are unable to  raise sufficient funds imminently, we may not be able to maintain our licenses, keep our office and lab space, and retain our directors, officers and staff.  This would cause us to shut down our operations indefinitely, possibly permanently.  We are currently seeking such funding through a private placement and/or bridge financing  and are also looking into collaborative or other arrangements with partners.

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

These consolidated financial statements have been prepared in accordance with the provisions for a development stage company, which are required to employ the same accounting principles as operating companies.

Our financial statements have been prepared assuming that we would continue as a going concern.  We have had recurring net losses, including net losses for each of the years ended December 31, 2008 and 2007, and have an accumulated deficit of approximately $51.8 million as of September 30, 2009.  These conditions raise substantial doubt about our ability to continue as a going concern.  In September 2009, we engaged a placement agent to assist us in raising the funds necessary to continue our serum-based diagnostic development and commercialization programs and support of our collaboration with Eli Lilly and Company.  As of September 30, 2009, we had $15,737 in cash remaining, which amount has since been further depleted.  Until such time as we are able to raise capital from the sale of debt and/or equity, we will continue to incur liabilities with respect to our various operating expenses, such as compensation, license fees, consulting, professional fees, rent, insurance, etc.  Virtually no expenses have been paid since October 1st, 2009.  If we are unable to  raise sufficient funds imminently, we may not be able to maintain our licenses, keep our office and lab space, and retain our directors, officers and staff.  This would cause us to shut down our operations indefinitely, possibly permanently.  We are currently seeking such funding through a private placement and/or bridge financing  and are also looking into collaborative or other arrangements with partners.  If we are successful in achieving our next milestone, to increase the sensitivity and specificity of the test, while significantly increasing the analysis of patient samples, we believe the Company could begin generating revenue from our serum diagnostic program in 2011 by selling and/or licensing kits to be used in a research mode 1) through reference labs under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”) and 2) by pharma and biotech companies in their drug development efforts and clinical trial screening.  Under CLIA, companies can supply either “investigational use only” or “research use only” tests, which do not require FDA approval, but are subject to certain regulatory conditions.  In order to sell our serum-based diagnostic test under CLIA, we would need to contract or partner with a CLIA certified lab.  Since we do not expect to generate significant revenues from the sales of our serum-based diagnostic test under CLIA until 2011, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital imminently, either through some form of collaboration or joint venture or debt or equity financing, which may include the exercise of outstanding stock options and/or warrants.  If we are unable to raise additional capital, we may be forced to discontinue our business.

We have evaluated subsequent events since September 30, 2009 up to the time of filing this quarterly report on form 10-Q on November 16, 2009.

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

Stock Options
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

On September 1, 2009, the Board of Directors approved a grant of 203,993 stock options to our new President and CEO as part of the President/CEO’s compensation.  The value of these options was calculated based on the Black-Scholes valuation model using the following assumptions; risk free interest rate 2.95%; dividend 0.00%; expected volatility 332.61%; and expected life 3 years.  The total value of these options, $142,252, is being amortized, and included in general and administrative expense, over the vesting life of the options.

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

As of September 30, 2009, after the effect of the reverse stock split, 630,261 options were outstanding.  337,379 outstanding stock options were granted under the Company’s 2003 stock option plan and 292,882 outstanding stock options were granted outside the 2003 stock option plan.  As of September 30, 2009, there was approximately $141,5517 of total unrecognized non-cash compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted-average period of 2.69 years.

Restricted Stock
On August 6, 2009, the Board of Directors approved a $100,000 restricted stock grant to our President and CEO per the terms of the President/CEO’s employment agreement.  The grant was for 153,846 shares of restricted common stock based on a $0.65 closing price per share of common stock on the date of the grant.  The President/CEO’s employment agreement was not renewed and her last day of employment was August 31, 2009.  One-third of this restricted stock grant, 51,282 shares, was vested as of the last day of employment and the remaining two-thirds, 102,564 shares, was returned to the Company.  In addition, the final one-third of her restricted stock grant, 5,848 shares, from August 2007 was not vested and was returned to the Company.  As of September 30, 2009, 76,312 fully vested shares of restricted common stock were outstanding.

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

For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants, restricted stock and convertible investor bridge loans excluded from the computation because their effect is antidilutive.  After the effects of the Company’s reverse stock split on June 29, 2009, the Company had 630,261 stock options and 281,927 warrants outstanding to issue common stock at September 30, 2009.  The Company had 646,376 stock options and 1,442,464 warrants outstanding to issue common stock at September 30, 2008.

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

Future minimum payments, as of September 30, 2009, under the above agreements are as follows:

Year ending December 31,	Collaborations	Consulting

2009 – remainder of year	$387,500	$72,000
2010	500,000	108,000
2011	500,000	99,000
2012	500,000	-
2013	500,000	-
Total	$2,387,500	$279,000

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

In June 2009, the FASB issued Accounting Standards Update 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASU 2009-01).  ASU 2009-01 or the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  On the effective date of ASU 2009-01, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the standard did not have a material impact on the Company’s consolidated balance sheets, statements of operations, or cash flows.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.

RECENT DEVELOPMENTS

Management
On September 1, 2009, we announced the appointment of Craig S. Taylor, Ph.D. as President and CEO, replacing Ellen R. Hoffing, who remains Chairman of our Board of Directors.  Dr. Taylor is an accomplished healthcare executive with a broad range of leadership experience including the following areas: diagnostic and drug development, alliance management, licensing and project management.

Funding
In September 2009, we engaged a placement agent to assist us in raising the funds necessary to continue our serum-based diagnostic development and commercialization programs and support of our collaboration with Eli Lilly and Company.  As of September 30, 2009, we had $15,737 in cash remaining, which amount has since been further depleted.  Until such time as we are able to raise capital from the sale of debt and/or equity, we will continue to incur liabilities with respect to our various operating expenses, such as compensation, license fees, consulting, professional fees, rent, insurance, etc.  Virtually no expenses have been paid since October 1st, 2009.  If we are unable to  raise sufficient funds imminently, we may not be able to maintain our licenses, keep our office and lab space, and retain our directors, officers and staff.  This would cause us to shut down our operations indefinitely, possibly permanently.  We are currently seeking such funding through a private placement and/or bridge financing  and are also looking into collaborative or other arrangements with partners.

Diagnostic Development Programs
Due to our cash balances, only minimal work has been done on our serum-based diagnostic program from July through November 16, 2009.

OVERVIEW

Alzheimer’s disease is the most common cause of dementia among people age 65 and older.  Dementia is the loss of memory, reason, judgment and language to such an extent that it interferes with a person’s daily life and activities.  Currently it is estimated that over five million people in the U.S., and almost 35 million worldwide, have Alzheimer’s disease and the national cost of caring for people with Alzheimer’s is estimated to exceed $148 billion annually.  By 2050, it is estimated that 16 million people in the U.S. will have Alzheimer’s, and the global prevalence of Alzheimer’s is expected to be greater than 115 million.

Our business strategy is to build on our strong scientific research, and commitment to develop a range of solutions to meet the unmet needs of the growing number of Alzheimer patients.  Our unique science stems from the work of our founding scientist, Peter Davies, Ph.D.  Through our tau-based approach, we continue to develop proprietary technology, know-how and tools.  We are seeking to offer options for early diagnosis and disease modifying therapeutic solutions that will enhance the physicians’ ability to effectively manage patient’s treatment.  We are working to complete development of a serum-based test for AD.  In July 2009 we announced we had achieved feasibility in our development of a serum-based test related to the diagnosis of patients with AD.  We are also offering our CSF-based P-Tau 231 test to pharmaceutical, biotechnology, imaging and other clinical trial support companies as a cost-effective tool to help optimize their clinical trial programs.

In addition, through our collaboration with Eli Lilly and Company, our tau-based science is the foundation of the development and commercialization of novel therapeutics to modify the course of AD.  Our principal development programs, and plan of operation for each, are as follows:

AD Diagnostic Program – We are focused on developing serum-based tests to detect AD at a very early stage in the disease process.  In July 2009 we announced we had achieved feasibility in our development of a serum-based test related to the diagnosis of patients with AD.  The results of two limited studies achieved sufficient analytical sensitivity to detect tau in serum patient samples.  The protein tau is directly linked to the pathology of Alzheimer’s disease.  This is a key step in the development of a blood-based test to detect AD at an early stage.  Based on a further analysis of the preliminary data, we believe additional development of the assay, including optimization and validation in key patient population groups, is necessary to determine the specific sensitivity and specificity performance of the assay.  Our focus is on advancing the development of a blood-based test for AD to commercialization in 2011, by selling and/or licensing kits to be used in a research mode 1) through reference labs under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”) and 2) by pharma and biotech companies in their drug development efforts and clinical trial screening.  A serum-based test could be used not only as an aide to early diagnosis of AD, but could be used as part of a routine annual physical to rule out Alzheimer’s disease.  Our key milestones in the development of a serum-based test and the estimated timeframe for achieving each milestone are listed below:

Serum-Based Diagnostic Key Milestones

Feasibility	Completed
Optimization	Mid 2010
Validation	2nd half 2010
Reference Lab Partnership	1st half 2011
Publication	1st half 2011
U.S. Commercialization	2nd half 2011

We have developed a cerebrospinal fluid (“CSF”)-based test that can detect AD at a very early stage as well as identify patients with mild cognitive impairment (“MCI”) who are most likely to progress to AD.  In a research setting, our CSF-based test, which detects a certain AD associated protein found in the CSF of AD patients (“P-Tau 231”), has demonstrated an ability to differentiate AD patients from those with other diseases that have similar symptoms. This test is based on extensive testing in the APNS lab, utilizing in excess of 2,500 CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as age-matched healthy controls.  The CSF-based P-Tau 231 test has demonstrated, based on published research validation studies, overall sensitivity and specificity in the range of 85% to 95%.

AD Therapeutic Program – In November 2006, we entered into a collaboration agreement with Eli Lilly and Company (“Lilly”).  APNS and Lilly are engaged in the discovery and development of novel therapeutics for the development of treatments for Alzheimer’s disease based upon an approach developed by Dr. Peter Davies, our founding scientist.  As a result of Dr. Davies’ research, APNS and Lilly are focused on discovery of unique therapeutics that may be involved in a common intracellular phosphorylation pathway leading to the development of the abnormal, destructive brain structures, amyloid plaques and neurofibrillary tangles, that are characteristic of Alzheimer’s disease.  APNS has identified various biomarkers that we believe will aid in the development of diagnostics and drug specific diagnostic markers that could also play a role in the development of new AD treatments.

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

The collaboration has achieved significant internal milestones to date.  The next milestone, which if reached would result in our receipt of a cash payment from Lilly is currently expected in 2010.  Lilly remains fully committed to the collaboration with resources focused on program progress and milestone achievement.  The collaboration continues to make progress with additional tau-based targets with various screens established and studies underway.  Our key milestones in our collaboration with Lilly, and the current estimated timeframe for achieving each milestone are listed below:

Collaboration with Lilly Key Milestones

Target # 1	Expected Completion Date
Lead Declaration	2010
Candidate Selection	2012
IND filing	2013

Additional Targets
Portfolio Entry	2010

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

Liquidity and Capital Resources

In September 2009, we engaged a placement agent to assist us in raising the funds necessary to continue our serum-based diagnostic development and commercialization programs and support of our collaboration with Eli Lilly and Company.  As of September 30, 2009, we had $15,737 in cash remaining, which amount has since been further depleted.  Until such time as we are able to raise capital from the sale of debt and/or equity, we will continue to incur liabilities with respect to our various operating expenses, such as compensation, license fees, consulting, professional fees, rent, insurance, etc.  Virtually no expenses have been paid since October 1st, 2009.  If we are unable to  raise sufficient funds imminently, we may not be able to maintain our licenses, keep our office and lab space, and retain our directors, officers and staff.  This would cause us to shut down our operations indefinitely, possibly permanently.  We are currently seeking such funding through a private placement and/or bridge financing  and are also looking into collaborative or other arrangements with partners.  In September 2008, at our annual stockholders meeting, the stockholders approved a proposal to amend our certificate of incorporation to effect a reverse stock split of our common stock at any time prior to June 30, 2009 at a ratio between 1-for-20 and 1-for-30 as determined by our Board of Directors and to decrease our authorized common stock from 200 million shares to 100 million shares.  A 1-for-30 reverse stock split and the change in authorized shares was executed as of June 29, 2009.  After the reverse stock split and the change in authorized shares of common stock, we now have sufficient available authorized shares of common stock to issue in a funding and for other uses as deemed appropriate by our Board of Directors.  If we are successful in raising the funds necessary to continue our business, the cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.

If we are successful in achieving our next milestone to increase the sensitivity and specificity of our serum-based diagnostic test, while significantly increasing the analysis of patient samples, we believe the Company could begin generating revenue from our serum diagnostic program in 2011 by selling and/or licensing kits to be used in a research mode by pharma and biotech companies in their drug development efforts and clinical trial screening, and through reference labs under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”).  Under CLIA, companies can supply either “investigational use only” or “research use only” tests, which do not require FDA approval, but are subject to certain regulatory conditions.  In order to sell our serum-based diagnostic test under CLIA, we would need to contract or partner with a CLIA certified lab.  Since we do not expect to generate significant revenues from the sales of our serum-based diagnostic test under CLIA until 2011, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital currently, either through some form of collaboration or joint venture or debt or equity financing, which may include the exercise of outstanding stock options and/or warrants.  If we are unable to raise additional capital, we may be forced to discontinue our business.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASU 2009-01).  ASU 2009-01 or the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  On the effective date of ASU 2009-01, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the standard did not have a material impact on the Company’s consolidated balance sheets, statements of operations, or cash flows.

RESULTS OF OPERATIONS – THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES

We recognized $208,333 of revenues in each of the three-month periods ended September 30, 2009 and September 30, 2008 from the recognition of part of our initial funds and annual research and development support received from our collaboration with Eli Lilly and Company.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding for research & development programs, funding of research related to license agreements, scientific consultant expenses and overhead costs.  Research and development expenses for the three-month period ended September 30, 2009 decreased 24% or $91,564 to $292,885 from $384,449 for the three-month period ended September 30, 2008.  Below is a summary of our research and development expenses:

	For the three months ended September 30,		Increase/
	2009	2008	(Decrease)
Compensation, taxes and benefits	$81,611	$108,060	$(26,449)
Program R & D funding, license fees and consulting	175,579	234,698	(59,119)
Rent, telephone and utilities	26,947	28,719	(1,772)
Other research and development expenses	8,748	12,972	(4,224)
Total Research and Development Expenses	$292,885	$384,449	$(91,564)

This decrease was primarily due to a decrease in compensation related expenses and a decrease in our program R & D funding to advance the development of our serum-based AD diagnostic programs.  The decrease in compensation related expenses is due to a reduction in benefits and a decrease in costs of ongoing benefits as well as the elimination of one technician position in July 2009.  In July 2009, we temporarily scaled back our diagnostic R&D programs due to funding constraints.  There was no non-cash expense for stock based payments in 2009 and 2008.  If we are able to raise sufficient funds to continue our diagnostic programs, we estimate that we may incur costs of approximately $100,000 to $150,000 per month on research and development activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, our development schedule, and our progress.  Results of preclinical studies, clinical trials, regulatory decisions and competitive developments for our diagnostic programs may significantly increase the amount of our research and development expenditures.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes; public company compliance expenses, including legal and accounting expenses; and occupancy related expenses.  General and administrative expenses for the three-month period ended September 30, 2009 decreased 25% or $101,363 to $308,968 from $410,331 for the three-month period ended September 30, 2008.  Below is a summary of our general and administrative expenses:

	For the three months ended September 30,		Increase/
	2009	2008	(Decrease)
Compensation, taxes and benefits	$137,197	$202,341	$(65,144)
Consulting	13,000	1,772	11,228
Professional fees	34,804	57,646	(22,842)
Rent, telephone and utilities	10,091	11,079	(988)
Stock option compensation expense	79,978	64,359	15,619
Other general and administrative expenses	33,898	73,134	(39,236)
Total General and Administrative Expenses	$308,968	$410,331	$(101,363)

This decrease is primarily due to decreases in compensation related expenses, professional fees and other general and administrative expenses.  The decrease in compensation related expenses is due to a reduction in benefits and a decrease in costs of ongoing benefits as well as the elimination of one administrative position in July 2009.  The decrease in professional fees is due to a reduction in legal expenses and costs associated with patent expenses and patent maintenance costs.    Other expenses decreased due to the cost of our shareholder meeting in the 3rd quarter of 2008.  This decrease was partially offset by an increase in stock option compensation expense.  Compensation expense for all stock based payments is required to be measured and recognized at fair value.  Non-cash expense for all stock based payments in 2009 was $79,978 and in 2008 was $64,359.  If we are able to raise sufficient funds to continue our diagnostic programs, we estimate that we may incur costs of approximately $80,000 to $130,000 per month on general and administrative activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, SEC requirements, and our development schedule.

OTHER (INCOME) EXPENSE

Interest expense for the three-month period ended September 30, 2009 was $16,050, due to accrued interest related to the $535,000 notes payable.  We did not incur any interest expense for the three-month period ended September 30, 2008.  Interest income for the three-month period ended September 30, 2009 decreased 98% or $7,159, to $142 from $7,301 for the three-month period ended September 30, 2008.  The decrease is primarily due to lower average invested balances and a lower rate of return.

RESULTS OF OPERATIONS – THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES

We recognized $625,000 of revenues in each of the nine-month periods ended September 30, 2009 and September 30, 2008 from the recognition of part of our initial funds and annual research and development support received from our collaboration with Eli Lilly and Company.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding for research & development programs, funding of research related to license agreements, scientific consultant expenses and overhead costs.  Research and development expenses for the nine-month period ended September 30, 2009 decreased 4% or $38,826 to $1,057,003 from $1,095,829 for the nine-month period ended September 30, 2008.  Below is a summary of our research and development expenses:

	For the nine months ended September 30,		Increase/
	2009	2008	(Decrease)
Compensation, taxes and benefits	$290,361	$339,878	$(49,517)
Program R & D funding, license fees and consulting	661,063	634,368	26,695
Rent, telephone and utilities	80,322	84,783	(4,461)
Other research and development expenses	25,257	36,800	(11,543)
Total Research and Development Expenses	$1,057,003	$1,095,829	$(38,826)

This decrease was primarily due to a decrease in compensation related expenses that was partially offset by an increase in our program R & D funding to advance the development of our serum-based AD diagnostic programs.  The decrease in compensation related expenses is due to a reduction in benefits and a decrease in costs of ongoing benefits as well as the elimination of one technician position in July 2009.  Prior to July 2009, we had been providing more resources for our program R & D funding, however, in July 2009, we temporarily scaled back our diagnostic R&D programs due to funding constraints.  There was no non-cash expense for stock based payments in 2009 and 2008.  If we are able to raise sufficient funds to continue our diagnostic programs, we estimate that we may incur costs of approximately $100,000 to $150,000 per month on research and development activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, our development schedule, and our progress.  Results of preclinical studies, clinical trials, regulatory decisions and competitive developments for our diagnostic programs may significantly increase the amount of our research and development expenditures.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes; public company compliance expenses, including legal and accounting expenses; and occupancy related expenses.  General and administrative expenses for the nine-month period ended September 30, 2009 decreased 21% or $281,986 to $1,050,492 from $1,332,478 for the nine-month period ended September 30, 2008.  Below is a summary of our general and administrative expenses:

	For the nine months ended September 30,		Increase/
	2009	2008	(Decrease)
Compensation, taxes and benefits	$461,731	$561,620	$(99,889)
Consulting	58,000	92,897	(34,897)
Professional fees	168,022	241,836	(73,814)
Rent, telephone and utilities	30,726	32,809	(2,083)
Stock option compensation expense	232,304	249,246	(16,942)
Other general and administrative expenses	99,709	154,070	(54,361)
Total General and Administrative Expenses	$1,050,492	$1,332,478	$(281,986)

This decrease is primarily due to across the board cost reductions.  The decrease in compensation related expenses is due to a reduction in benefits and a decrease in costs of ongoing benefits as well as the elimination of one administrative position in July 2009 and reduced compensation costs for our executive officers.  The decrease in consulting is primarily due to a one-time business development consulting contract in the second quarter of 2008.  The decrease in professional fees is due to a reduction in legal expenses and costs associated with patent expenses and patent maintenance costs.  Compensation expense for all stock based payments is required to be measured and recognized at fair value.  Non-cash expense for all stock based payments in 2009 was $232,304 and in 2008 was $249,246.  Other expenses decreased primarily due to the cost of our shareholder meeting in the 3rd quarter of 2008.  If we are able to raise sufficient funds to continue our diagnostic programs, we estimate that we may incur costs of approximately $80,000 to $130,000 per month on general and administrative activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, SEC requirements, and our development schedule.

OTHER (INCOME) EXPENSE

Interest expense for the nine-month period ended September 30, 2009 was $48,010, due to accrued interest related to the $535,000 notes payable.  We did not incur any interest expense for the nine-month period ended September 30, 2008.  Interest income for the nine-month period ended September 30, 2009 decreased 90% or $35,927, to $3,803 from $39,730 for the nine-month period ended September 30, 2008.  The decrease is primarily due to lower average invested balances and a lower rate of return.

We currently do not hedge foreign exchange transaction exposures.  Our assets and liabilities denominated in foreign currencies are immaterial.

ITEM 4.	CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.    Our management, with the participation of our former principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008 and updated the evaluation as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described in the December 31, 2008 “Report of Management on Applied NeuroSolutions, Inc.’s Internal Control over Financial Reporting” which was filed in our annual report on Form 10-K for the year ended December 31, 2008), our chief executive officer and chief financial officer concluded that as of September 30, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Dated: November 13, 2009
By: /s/ DAVID ELLISON
Chief Financial Officer
(Principal Financial
and Accounting Officer)