Form 10-K
period 2009-12-31
APPLIED NEUROSOLUTIONS INC
filed 2010-03-24
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the fiscal year ended December 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period from        to

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

(847) 573-8000
(Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2009, the aggregate market value of voting common stock held by non-affiliates of the Registrant (3,538,552 shares) was approximately $2,653,914.  The aggregate market value was computed by reference to the last sale price of such common equity as of that date.

As of March 5, 2010, the issuer had 4,404,375 shares of Common Stock outstanding.

Documents Incorporated by Reference:                                                                None

ii

iii

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

Alzheimer’s Disease
Alzheimer’s disease is the most common cause of dementia among people age 65 and older.  Dementia is the loss of memory, reason, judgment and language to such an extent that it interferes with a person’s daily life and activities.  Currently it is estimated that over five million people in the U.S., and almost 35 million worldwide, have Alzheimer’s disease and the national cost of caring for people with Alzheimer’s is estimated to exceed $148 billion annually.  By 2050, it is estimated that 16 million people in the U.S. will have Alzheimer’s, and the global prevalence of Alzheimer’s is expected to be greater than 115 million (Source:  Alzheimer’s Association and Alzheimer’s Disease International).

Diagnostic Programs
We are focused on developing serum-based tests to detect AD at an early stage in the disease process.  In July 2009 we announced we had achieved feasibility in our development of a serum-based test related to the diagnosis of patients with AD and provided an update in October 2009.  The results of two limited studies achieved sufficient analytical sensitivity to detect tau in serum patient samples.  The protein tau is directly linked to the pathology of Alzheimer’s disease.  This is a key step in the development of a blood-based test to detect AD.  Based on a further analysis of the preliminary data, we believe additional development of the assay, including optimization and validation in key patient population groups, is necessary to determine the specific sensitivity and specificity performance of the assay.  Our focus is on advancing the development of a blood-based test for AD to commercialization in 2011 through reference labs under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”).  Clinical laboratories regulated under the CLIA, qualified to perform high complexity testing, can provide physicians with test results utilizing in-house diagnostic tests using Analyte specific reagents (“ASR's”), restricted devices under section 520(e) of the Federal Food, Drugs, and Cosmetic Act.  We plan to provide our reference laboratory partner with our proprietary ASR’s and materials.  A serum-based test could be used not only as an aide to early diagnosis of AD, but also as part of a routine annual physical to rule out Alzheimer’s disease.  Our key milestones in the development of a serum-based test and the estimated timeframe for achieving each milestone are listed below:

 Serum-Based Diagnostic Key Milestones

                    Feasibility      Completed
                    Optimization         Mid 2010
                    Validation      2nd half 2010
                    Reference Lab Partnership  1st half 2011
                    U.S. Commercialization     2nd half 2011

We have developed a cerebrospinal fluid (“CSF”)-based test that can detect AD at an early stage as well as identify patients with mild cognitive impairment (“MCI”) who are most likely to progress to AD.  In a research setting, our CSF-based test, which detects a certain AD associated protein found in the CSF of AD patients (“P-Tau 231”), has demonstrated an ability to differentiate AD patients from those with other diseases that have similar symptoms. This test is based on extensive testing in the APNS lab, utilizing in excess of 2,500 CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as age-matched healthy controls.  The CSF-based P-Tau 231 test has demonstrated, based on published research validation studies, overall sensitivity and specificity in the range of 85% to 95%, with sensitivity defined as the percentage of true positives and specificity defined as the percentage of true negatives.

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

Lilly will, based on the achievement of certain defined milestones, provide us over time with up to a total sum of $20 million in milestone payments for advancing the APNS proprietary target to a therapeutic compound.  The collaboration has also made progress on other targets that are part of the collaboration that could provide additional milestone payments to us over time of up to a total sum of $10 million for advancing each of these other targets to a therapeutic compound.  Royalties are to be paid to us for AD drug compounds brought to market that result from the collaboration.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from this collaboration.

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

           In November 2009, we agreed to a one-year renewal of our drug discovery collaboration with Lilly.  We received $250,000 in December from Lilly for this renewal.  In December 2009, we reached agreement with Lilly to increase the scope of our drug discovery collaboration.  In addition to the financial terms from the original collaboration agreement with Lilly announced in 2006, we received a cash payment of $750,000 upon signing the agreement in December and may receive up to $25.5 million based on achievement of identified milestones.  Royalties would be paid to us for any AD therapies brought to market that result from this addition to the original collaboration agreement.

Our key milestones in our collaboration with Lilly, and the current estimated timeframe for achieving each milestone are listed below:

Collaboration with Lilly Key Milestones

                            Target # 1    Expected Completion Date
                    Lead Declaration2010
                    Candidate Selection2012
                    IND filing   2013

                             Additional Targets
                    Portfolio Entry2010

Research Products and Services
We market a transgenic mouse containing the human tau gene that develops human paired helical filaments, the building blocks of the neurofibrillary tangles, which are known to be involved in the pathology of Alzheimer’s disease.  The pathology in these mice is Alzheimer-like, with hyperphosphorylated tau accumulating in cell bodies and dendrites as neurofibrillary tangles.  In addition, these transgenic mice have exhibited extensive neuronal death that accompanies the tau pathology.  These transgenic mice could be used for testing the efficacy of therapeutic compounds.  To date, no widely accepted animal model that exhibits both AD pathologies has been developed.  The mice are currently available through Jackson Laboratories.

We also provide diagnostic services to pharmaceutical companies.  Since 2003 we have analyzed approximately 1,500 clinical trial samples with our CSF phosphotau diagnostic assay and have generated approximately $650,000 in revenue.

Alzheimer's Disease Background

The market for Alzheimer’s Disease therapy is expected to grow, based on the aging demographic of the seven major pharmaceutical markets (USA, France, Germany, Italy, Spain, U.K. and Japan).  Currently there are only five drugs approved in the U.S. to treat AD.  Four are primarily acetylcholinesterase inhibitors; and one is an NMDA receptor antagonist.  All are only beneficial in treating symptoms associated with AD in a minority of AD patients for a very limited time period.

Alzheimer’s disease is an intractable, chronic and progressively incapacitating disease characterized by the degeneration and death of several types of neurons in certain regions of the brain.  Patients affected by the disease initially suffer loss of memory, then a decline of intellectual abilities severe enough to interfere with work and activities of daily living, followed by severe dementia and, finally, death.  This illness, currently estimated to affect over five million people in the United States, and almost 35 million people worldwide, is a leading cause of death behind cardiovascular disease and cancer.  While the disease is most common in the elderly, affecting nearly 10% of people age 65 and older and up to 50% of people age 85 and older, it has been diagnosed in patients in their 40’s and 50’s.  Alzheimer’s disease, at present, can be conclusively diagnosed only by histological examination of the brain by biopsy or autopsy.  The diagnosis of patients suspected of having AD is therefore typically made through a process of elimination, by conducting neurological and psychiatric examinations, extensive laboratory tests and brain imaging to rule out other conditions (such as stroke, brain tumor, or depression) that may exhibit similar symptoms.

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

Sales and Marketing

We currently plan to utilize arrangements with corporate partners or other entities for the marketing and sale of our proposed products.  Under our agreement with Eli Lilly and Company, Lilly has an exclusive worldwide license to market and sell any AD therapeutic, if any, that comes to market from our collaboration agreement.  We do not currently have any agreements with partners or other entities to provide sales and marketing services for our proposed diagnostic products, but would seek those arrangements at the appropriate time.

Manufacturing

We plan to rely upon third-party manufacturers to manufacture our proposed products in accordance with these regulations, or we will most likely utilize the capabilities of our partners and/or collaborators.  Under our agreement with Eli Lilly and Company, Lilly has an exclusive worldwide license to manufacture any therapeutic for AD that comes to market from our collaboration agreement.

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

We are aware of other companies and academic institutions pursuing the development of biochemical markers to be utilized in the diagnosis of AD.  Potential competitors include Nymox Pharmaceutical Corp. and Innogenetics, who have developed diagnostic tests for AD.  Athena Diagnostics has “research use only” type CSF-based tests available, and others (Satoris, Power 3 Medical, OPKO Health, ExonHit Therapeutics, Diagenic and Acumen Pharmaceuticals) have programs directed toward identifying proteomic or genetic markers for AD.  Competitive diagnostics in development, as well as some that are marketed through reference laboratories, include approaches which attempt to identify AD patients by measuring: (i) normal tau, total tau or phosphorylated tau in CSF, either individually, or as part of a panel, (ii) beta amyloid, (iii) neural thread protein in CSF and/or urine, (iv) amyloid derived diffusible ligands (“ADDL’s”) in CSF, (v) imaging plaques in the brain, or (vi) employing proteomic or genetic markers for AD.  Much of our knowledge of potential competitors and their diagnostic tests comes from our review of published articles in scientific journals.  Publications and other information publicly available indicate that tests being developed by these companies and others are unable to adequately distinguish AD from other brain disorders or are in too early a development stage to be evaluated.  At this time, we believe our CSF-based diagnostic test exhibits a unique ability to recognize early stage AD and to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as healthy controls.  In addition, our CSF-based diagnostic test has shown to be a strong predictor of the decline from MCI to AD.

Therapeutics

The only products with FDA approved label claims for pharmaceutical management of AD in the U.S. provide symptomatic treatment through the use of acetylcholinesterase (“AchE”) inhibitors, of which there are four: Aricept/donepezil (Pfizer and Esai), Exelon/rivastigmine (Novartis), Razadyne/galantamine (Johnson & Johnson), and Cognex/tacrine (Pfizer); or through the use of NMDA antagonists, of which there is one:  Namenda/memantine (Forest Labs).  Despite limited clinical effectiveness and a poor safety and side effect profile, sales of these drugs in 2008 exceeded  $6.0 billion, according to BioPharm Reports.

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

We have filed patent applications in the U.S. for composition of matter and use of compounds to treat AD, method of use, as well as aspects of our diagnostic test technologies for use in MCI and methods for developing novel therapeutic screens for the discovery of compounds useful in the treatment of AD, novel approaches to therapeutic intervention, transgenic mouse production and a novel gene.  Patent Cooperation Treaty (“P.C.T.”) applications have been filed abroad, when applicable.

Alzheimer's disease technology license

We have various License and Collaborative Research Agreements (the "Agreements") with Albert Einstein College of Medicine ("AECOM").  These Agreements grant us the exclusive rights to neurodegenerative disease technology, primarily Alzheimer's disease technology for diagnostic and therapeutic applications from Dr. Peter Davies’ lab at AECOM.  These Agreements were amended in March 2002, in September 2002, in October 2006, in December 2008, and in November 2009 and remain effective on an evergreen basis.  The minimum annual payments to be made to AECOM, which consist of payments due for support of research conducted in Dr. Davies' lab and for annual license maintenance, are as follows:

Year	Amount

2010 and each subsequent year	$500,000

As part of the December 2008 amendment, AECOM agreed to defer the 2009 semi-annual maintenance payments until the earlier of December 31, 2009 or a fund raise at least equal to $3,500,000. In exchange for this deferral, we agreed to prepay the quarterly funding payments that are due in February 2009, May 2009 and August 2009.  This prepayment of $112,500 was made in December 2008.  As part of the November 2009 amendment,

AECOM agreed to further defer the 2009 semi-annual maintenance payments and the 2010 semi-annual maintenance payments until the earlier of (i) December 31, 2010 or (ii) a fund raise at least equal to $4,000,000.  AECOM also agreed to defer the November 2009 quarterly research support payment until February 2010.  We are currently in discussions with AECOM on the timing of a payment for AECOM’s percentage of the $750,000 we received from Eli Lilly and Company in December 2009.  We are obligated to continue to pay AECOM $500,000 for each year after 2010 in which the Agreements are still in effect.  In addition, we are obligated to pay AECOM a percentage of all revenues we receive from selling and/or licensing aspects of the AD technology licensed under the Agreements that exceeds the minimum obligations reflected in the annual license maintenance payments.

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

Diagnostics

We plan to market our serum and CSF in vitro diagnostic products in the United States without FDA approval under the Clinical Laboratory Improvement Amendment (“CLIA”) of 1988.  Clinical laboratories regulated under the CLIA, qualified to perform high complexity testing, can provide physicians with test results utilizing in-house diagnostic tests using Analyte specific reagents (“ASR's”), restricted devices under section 520(e) of the Federal Food, Drugs, and Cosmetic Act.  We plan to provide our reference laboratory partner with our proprietary ASR’s and materials.  The reference laboratory(ies) performing the tests are required to inform the ordering person of the diagnostic test result that, “This test was developed and its performance characteristics determined by (Laboratory Name). It has not been cleared or approved by the U.S. Food and Drug Administration."

In the future we may seek FDA approval, utilizing the Premarket Approval Application (“PMA”) process regulated by the Office of In Vitro Diagnostic Device and Safety (“OIVD”) of the FDA.  The regulatory process leading to a submission of an in vitro diagnostic device PMA for FDA approval to market involves a multistage process including: (1) a Pre-Investigational Device Exemption (“Pre-IDE”) program in which preliminary information is submitted to the FDA for review and guidance on, and acceptance of, the test protocol and proposed clinical trial to evaluate the safety and effectiveness of an in vitro diagnostic product followed by, (2) an Investigational Device Exemption (“IDE”) submission for approval to allow the investigational diagnostic device to be used in a clinical study in order to (3) collect safety and effectiveness data required to support a PMA to receive FDA approval to market a device.  Data from a clinical trial is used to evaluate the clinical performance of the diagnostic test.

Regulatory authorities in foreign countries must grant approval prior to the commencement of commercial sales of the product in such countries.   We may seek regulatory approval in Europe, most likely in collaboration with a partner.

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

Clinical trials for new therapeutics are typically conducted in three sequential phases, although the phases may overlap.  In Phase I, the compound is tested in healthy human subjects for safety (adverse effects), dosage tolerance, absorption, biodistribution, metabolism, excretion, clinical pharmacology and, if possible, to gain early information on effectiveness.  Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range, and to gather additional information relating to safety and potential adverse effects.  Phase III trials are comparative clinical studies undertaken to further evaluate clinical safety and efficacy in an expanded patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for physician labeling.  Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and efficacy criteria to be evaluated.  Each protocol must be submitted to the FDA as part of the IND.  Further, each clinical study must be evaluated by an independent Institutional Review Board (“IRB”) at the institution at which the study will be conducted.  The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

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

Environmental regulation

In connection with our research and development activities, our business is, and will in the future continue to be, subject to regulation under various state and federal environmental laws.  These laws and regulations govern our use, handling and disposal of various biological and chemical substances used in our operations.  Although we believe that we have complied with these laws and regulations in all material respects and we have not been required to take any action to correct any noncompliance, there can be no assurance that we will not be required to incur significant costs of complying with health and safety regulations in the future.

Employees

As of March 5, 2010 we had three full-time employees, two of whom have advanced scientific degrees.  None of our employees are covered by a collective bargaining agreement and we believe all relations with our employees are satisfactory.  In addition, to complement our internal expertise, we have license agreements with AECOM that provide access to Dr. Peter Davies and the academic researchers in his lab and we may contract with other academic research laboratories, outside organizations with specific expertise and scientific consultants that provide pertinent expertise with therapeutic and diagnostic development.  In the future, we may hire additional research, development and other personnel in addition to utilizing outside organizations and consultants.

History

On September 10, 2002, Hemoxymed, Inc. and Molecular Geriatrics Corporation (“MGC”) established a strategic alliance through the closing of a merger (the “Merger”).  The Merger agreement provided that the management team and Board of Directors of MGC took over control of the merged company.  The transaction was tax-free to the shareholders of both companies.  In October 2003, we changed our name to Applied NeuroSolutions, Inc.  The Merger transaction has been accounted for as a reverse merger.  For financial reporting purposes, MGC (now “APNS”) is continuing as the primary operating entity under the Company’s name, and its historical financial statements have replaced those of the Company.  Thus, all financial information prior to the Merger date is the financial information of MGC only.

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

Our cash balances as of December 31, 2009 should be sufficient to fund our current planned development activities into the second quarter of 2010.  We will need to raise funds in the second quarter of 2010 in order to continue operations and we may have difficulty raising capital.

As of December 31, 2009, we had cash of $794,003.  The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.  Since we do not expect to generate significant revenues from operations in 2010, we will be required to raise additional capital in financing transactions or through some form of collaborative partnership in order to satisfy our expected cash expenditures after the second quarter of 2010.  On March 10, 2010, we entered into a Securities Purchase Agreement (the “Agreement”), with an outside investor, providing for the issuance of an 8% Secured Convertible Note, due December 10, 2010, in the principal amount of $100,000 (the “Note”).  The Note is convertible at any time prior to maturity into shares of our common stock at a variable conversion price generally equal to 62.5% of the average of the daily dollar volume-weighted average sale price of our common stock over the ten consecutive trading days immediately preceding the date on which the conversion price is determined.  We expect to raise additional capital by selling shares of our capital stock, proceeds from exercises of existing warrants and/or stock options and/or by borrowing money.  However, such additional capital may not be available to us at acceptable terms or at all.  As of March 5, 2010, we have approximately 94,700,000 authorized shares of common stock available for issuance, which are sufficient available authorized shares of common stock to issue in a funding and for other uses as deemed appropriate by our Board of Directors.  Further, if we sell additional shares of our capital stock, current ownership positions in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to further reduce key operating expenditures or to cease operations altogether.

Our financial statements have been prepared assuming that we would continue as a going concern.  We have had recurring net losses, including net losses for each of the years ended December 31, 2009 and 2008, and have an accumulated deficit of approximately $51.4 million as of December 31, 2009.  In the view of our independent registered public accountants, these conditions raise substantial doubt about our ability to continue as a going concern.  We anticipate that our cash balances at December 31, 2009, should be sufficient to fund our current level of operations into the second quarter of 2010.  We will need additional funding in the second quarter of 2010 in order to continue our research, product development and operations.  If we are successful in achieving key milestones for our serum-based diagnostic test for AD, we believe we could begin generating revenue from our serum diagnostic program in mid 2011 under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”). Clinical laboratories regulated under the CLIA, qualified to perform high complexity testing, can provide physicians with test results utilizing in-house diagnostic tests using Analyte specific reagents (“ASR's”), restricted devices under section 520(e) of the Federal Food, Drugs, and Cosmetic Act.  We plan to provide our reference laboratory partner with our proprietary ASR’s and materials.  The reference laboratory(ies) performing the tests are required to inform the ordering person of the diagnostic test result that, “This test was developed and its performance characteristics determined by (Laboratory Name).  It has not been cleared or approved by the U.S. Food and Drug Administration."  In order to sell our serum-based diagnostic test under CLIA, we would need to contract or partner with a CLIA certified lab.

If we are unable to raise additional capital, we may be forced to discontinue our business.

We are a development stage company without any products currently being validated under CLIA regulations or in FDA clinical trials.

We are a development stage company.  Our product furthest along is a diagnostic test which detects Alzheimer’s disease utilizing cerebrospinal fluid (“CSF”).  Our serum diagnostic is in development, with product revenue expected in the second half of 2011.  Our therapeutic products are in pre-clinical development, and product revenues may not be realized from the sale of any such products for several years, if at all.  Our proposed products will require significant additional research and development efforts prior to any commercial use.  There can be no assurances that our research and development efforts will be successful, that our potential products will prove to be safe and effective in clinical trials or that we will develop any commercially successful products.  We currently have no approved products on the market and have not received any commercial revenues from the sale or license of any FDA approved diagnostic or therapeutic products.

We have a history of operating losses and expect to sustain losses in the future.

We have experienced significant operating losses since our inception.  As of December 31, 2009, we had an accumulated deficit of approximately $51.4 million.  We expect to incur operating losses over the next few years as our research and development and commercialization efforts continue.  Our ability to achieve profitability depends in part upon our ability, alone or with or through others, to raise additional capital to execute our business plan, to advance development of our proposed products, to obtain required regulatory approvals, to manufacture and market our products, and to successfully commercialize our approved products.

We face extensive governmental regulation and any failure to comply could prevent or delay product approval or cause the disallowance of our products after approval.

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

We plan to market our serum and CSF in-vitro diagnostic products in the United States without FDA approval under the Clinical Laboratory Improvement Amendment (“CLIA”) of 1988.  Clinical laboratories regulated under the CLIA, qualified to perform high complexity testing, can provide physicians with test results utilizing in-house diagnostic tests using Analyte specific reagents (“ASR's”), restricted devices under section 520(e) of the Federal Food, Drugs, and Cosmetic Act.  We plan to provide our reference laboratory partner with our proprietary ASR’s and materials.  The reference laboratory(ies) performing the tests are required to inform the ordering person of the diagnostic test result that, “This test was developed and its performance characteristics determined by (Laboratory Name).  It has not been cleared or approved by the U.S. Food and Drug Administration."

In the future, we may seek FDA approval, utilizing the Premarket Approval Application (“PMA”) process regulated by the Office of In Vitro Diagnostic Device and Safety (“OIVD”) of the FDA.  The regulatory process leading to a submission of an in vitro diagnostic device PMA for FDA approval to market involves a multistage process including: (1) a Pre-Investigational Device Exemption (“Pre-IDE”) program in which preliminary information is submitted to the FDA for review and guidance on, and acceptance of, the test protocol and proposed clinical trial to evaluate the safety and effectiveness of an in vitro diagnostic product followed by, (2) an Investigational Device Exemption (“IDE”) submission for approval to allow the investigational diagnostic device to be used in a clinical study in order to (3) collect safety and effectiveness data required to support a PMA to receive FDA approval to market a device.  Data from a clinical trial is used to evaluate the clinical performance of the diagnostic test.

Even if we successfully enroll patients in clinical trials for our diagnostic or therapeutic products, setbacks are a common occurrence in clinical trials.  These setbacks often include:

•	Failure to comply with the regulations applicable to such testing may delay, suspend or cancel our clinical trials,
•	The FDA might not accept the test results,
•
The FDA, or any comparable regulatory agency in another country, may suspend clinical trials at any time if it concludes that the trials expose subjects participating in such trials to unacceptable health risks,

•	Human clinical testing may not show any current or future product candidate to be safe and effective to the satisfaction of the FDA or comparable regulatory agencies, and
•	The data derived from clinical trials may be unsuitable for submission to the FDA or other regulatory agencies.

In 2005 we filed with the FDA a Pre-Investigational Device Exemption (“Pre-IDE”) application with respect to our CSF-based diagnostic test and we had our Pre-IDE meeting with the FDA in November 2005.    Subsequent to our meeting with the FDA, we worked with our clinical consultants to refine our clinical protocol.  At that time, work was suspended until such time that we, along with our consultants, could identify a cost effective protocol that would be acceptable to the FDA and offer the opportunity to obtain desired claims and indications.  It is uncertain when we will file a Pre-IDE for any of our diagnostic programs in development. We have not filed any Investigational New Drug (“IND”) with respect to our AD therapeutic, and the timing of such filing in the future is uncertain, and subject to the progress of our collaboration with Eli Lilly and Company.  We cannot predict with certainty when we might submit any of our proposed products currently under development for regulatory review.  Once we submit a proposed product for review, the FDA or other regulatory agencies may not issue their approvals on a timely basis, if at all.  If we are delayed or fail to obtain such approvals, our business may be adversely affected.   If the FDA grants approval for a drug or device, such approval may limit the indicated uses for which we may market the drug or device and this could limit the potential market for such drug or device. Furthermore, if we obtain approval for any of our products, the marketing and manufacture of such products remain subject to extensive regulatory requirements. Even if the FDA grants approval, such approval would be subject to continual review, and later discovery of unknown problems could restrict the products future use or cause their withdrawal from the market. If we fail to comply with regulatory requirements, either prior to approval or in marketing our products after approval, we could be subject to regulatory or judicial enforcement actions.  Failure to comply with regulatory requirements could, among other things, result in:

•	product recalls or seizures,
•	fines and penalties,
•	injunctions,
•	criminal prosecution,
•	refusals to approve new products and withdrawal of existing approvals, and/or
•	enhanced exposure to product liabilities.

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

We have exclusive licenses with Albert Einstein College of Medicine ("AECOM") covering virtually all of our Alzheimer's disease technology, including virtually all our AD related diagnostic and therapeutic products currently in development.  We depend on these licensing arrangements to maintain rights to our products under development.  These agreements require us to make payments in order to maintain our rights.  The agreements also generally require us to pay royalties on the sale of products developed from the licensed technologies, fees on revenues from sublicensees, where applicable, and the costs of filing and prosecuting patent applications.  We are currently in discussions with AECOM on the timing of a payment for AECOM’s percentage of the $750,000 we received from Eli Lilly and Company in December 2009.  Our current interpretation of the Agreements, as amended, is that we are currently in compliance with our license agreements; however if the payment is now due, we may be in default of the Agreements with AECOM if we are unable to make the payment. Further, we will need to raise additional capital prior to December 31, 2010 in order to meet our ongoing obligations to AECOM.  If we fail to raise sufficient funds, and consequently default on our obligations to AECOM, our licenses could terminate, and we could lose the rights to our proprietary technologies. Such a loss would have a material adverse effect on our operations and prospects.

Our collaboration agreement with Eli Lilly and Company may not provide the future payments we anticipate over the course of the agreement, or may not provide the future payments in a time frame consistent with our expectations, which could result in the termination of our operations.

In November 2006, we entered into an agreement with Eli Lilly and Company to develop therapeutics to treat AD.  Lilly received the exclusive worldwide rights to the intellectual property related to our expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.  In December 2009, we entered into an agreement with Lilly to increase the scope of our collaboration.  Lilly may not advance any of the technology under the agreements as fast, or as far, as we would anticipate, if at all, to provide us with the milestone and royalty payments we expected when we signed the agreements.  In addition, Lilly may decide to allocate internal resources to other projects and slow down, or stop the work, under our collaboration agreements for a period of time, which could cause our technology under the agreements not to be advanced at the rate we expected, or not be advanced at all.  Such a situation could have a material adverse effect on our operations and prospects and we may have to shut down, or scale back, our operations unless we could enter into new partnership arrangements or raise additional capital.

The demand for diagnostic products for Alzheimer’s disease may be limited because there is currently no cure or highly effective therapeutic products to treat the disease.

Since there is currently no cure or highly effective therapy that can stop the progression of Alzheimer’s disease, the market acceptance and financial success of a diagnostic technology capable of detecting Alzheimer’s disease may be limited.  As a result, even if we successfully develop a safe and effective diagnostic technology for identifying this disease, its commercial value might be limited.

The value of our research could diminish if we cannot protect, enforce and maintain our intellectual property rights adequately.

The pharmaceutical and diagnostic industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes, and where possible, we actively pursue both domestic and foreign patent protection for our proprietary products and technologies. Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. When patent protection is available, it is our policy to file patent applications in the United States and selected foreign jurisdictions. We currently hold and maintain issued United States patents and various related foreign patents.    No assurance can be given that our issued patents will provide competitive advantages for our technologies or will not be challenged or circumvented by competitors. With respect to already issued patents, there can be no assurance that any patents issued to us will not be challenged, invalidated, circumvented or that the patents will provide us proprietary protection or a commercial advantage. We also rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality agreements with employees, consultants, collaborative partners and others. There can be no assurance that these agreements will not be breached.

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

In March 2004 we were notified by email from Innogenetics, a Belgian biopharmaceutical company involved in specialty diagnostics and therapeutic vaccines, that it believes the CSF diagnostic test we have been developing uses technology that is encompassed by the claims of its U.S. patents.    Innogenetics also informed us that it could be amenable to entering into a licensing arrangement or other business deal with us regarding our patents.  We had some discussions with Innogenetics concerning a potential business relationship, however no further discussions have been held since the second quarter of 2006.

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

We face large competitors and our limited financial and research resources may limit our ability to develop and market new products.

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

We also face competition from universities, governmental agencies and other public and private research institutions.  These competitors are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed.  Some of these technologies may compete directly with the technologies being developed by us.  Also, these institutions may also compete with us in recruiting highly qualified scientific personnel.

We do not have manufacturing capability and we must rely on third- party manufacturers to produce our products, giving us limited control over the quality of our products and the volume of products produced.

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

We will either find our own manufacturing facilities, rely upon third-party manufacturers to manufacture our proposed products in accordance with appropriate regulations, or we will most likely utilize the capabilities of our partners and/or collaborators.  Under our agreement with Eli Lilly and Company, Lilly has an exclusive worldwide license to manufacture, market and sell any AD therapeutic that comes to market from our collaboration agreements. We do not have any outside manufacturing agreements for our proposed diagnostic products.  If we, or Lilly, choose to utilize an outside manufacturer, we cannot assure that any outside manufacturer that we, or Lilly, select will perform suitably or will remain in the contract manufacturing business, in which instances we (or Lilly) would need to find a replacement manufacturer or we would have to develop our own manufacturing capabilities.  If we are unable to do so, our ability to obtain regulatory approval for our products could be delayed or impaired.  Our ability, and Lilly’s ability, to market our products could also be affected by the failure of our third-party manufacturers or suppliers to comply with the good manufacturing practices required by the FDA and foreign regulatory authorities.

We do not have marketing and sales staff to sell our products and we must rely on third parties to sell and market our products, the cost of which may make our products less profitable for us.

We do not have marketing and sales experience or personnel.  As we currently do not intend to develop a marketing and sales force, we will depend on arrangements with partners or other entities for the marketing and sale of our proposed products.  Under our agreement with Eli Lilly and Company, Lilly has an exclusive worldwide license to market and sell any AD therapeutic that comes to market from our collaboration agreements.  We do not currently have any agreements with corporate partners or other entities to provide sales and marketing services for our proposed diagnostic products.  We may not succeed in entering into any satisfactory third-party arrangements for the marketing and sale of our proposed products, or we may not be able to obtain the resources to develop our own marketing and sales capabilities.  We may never have an AD therapeutic come to market under the Lilly agreements, or we may never have a diagnostic product come to market.  The failure to develop those capabilities, either externally or internally, may adversely affect future sales of our proposed products.

We are dependent on our key employees and consultants, who may not readily be replaced.

We are highly dependent upon the principal members of our management team, especially Craig S. Taylor, Ph.D., our President and Chief Executive Officer, and Peter Davies, Ph.D., our founding scientist, as well as our other officers and directors.  Our consulting agreement with Dr. Davies is effective through November 2011.  We do not have an employment agreement with Dr. Taylor.  We do not currently maintain key-man life insurance and the loss of any of these persons' services, and the resulting difficulty in finding sufficiently qualified replacements, could adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.

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

We expect that our potential expansion into areas and activities requiring additional expertise, such as clinical trials, governmental approvals, contract manufacturing and sales and marketing, will be done by working with outside contractors who have the appropriate expertise or by utilizing collaborators/partners.  The management of these processes may require an increase in management and scientific personnel and the development of additional expertise by existing management personnel.  The failure to attract and retain such personnel or to develop such expertise could materially adversely affect prospects for our success.

If our current research collaborators, scientific advisors, and specifically our founding scientist, Dr. Peter Davies, terminate their agreements with us, or develop relationships with competitors, our ability to advance existing programs and add new tools and technologies could be adversely impacted.

We derive significant support and benefit from research collaborators and other expertise that we utilize.  These collaborators are not our employees and operate under consulting agreements that are subject to termination provisions.  Our core technology in the AD field is based on exclusive licenses with AECOM covering virtually all of our diagnostic and therapeutic applications in the field of neurodegenerative diseases.  We therefore cannot control the explicit amount of time or output that is derived from our collaborators through our agreements.  Dr. Davies is currently actively deploying the time and resources at his lab at AECOM that are necessary to advance our collaboration agreements with Eli Lilly and Company as well as providing support to our diagnostic development programs.  We may not derive any new or additional tools or technologies from our relationship with Dr. Davies at AECOM, that would be appropriate for us to develop, or that fall outside of the rights of the Lilly collaboration.

We use hazardous materials in our research and that may subject us to liabilities in excess of our resources.

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

The healthcare reimbursement environment is uncertain and the consumer may not get significant insurance reimbursement for our products, which could have a materially adverse affect on our sales and our ability to sell our products.

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

Our stock price may fluctuate significantly due to reasons unrelated to our operations, our products or our financial results.  Our stock price may decrease if we have to issue a large number of shares of common stock in order to raise the additional funds needed in 2010.

Stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating performance or new product or service announcements.  Broad market fluctuations, earnings and other announcements of other companies, general economic conditions or other matters unrelated to us or our operations and outside our control also could affect the market price of the Common Stock.  During the 2009 fiscal year, the highest closing price of our stock was $1.50 and the lowest closing price of our stock during the same period was $0.31.  At our current level of operations, we have sufficient cash to last into the second quarter of 2010, and we will need to raise additional funds in the second quarter of 2010.  In order to raise additional funds, we may have to sell a significant number of shares of our common stock and/or issue warrants exercisable to purchase shares of our common stock.  While the inflow of additional funds may cause our stock price to increase, the prospect of issuing, or the actual issuance of, a substantial number of additional shares of common stock may cause our stock price to decrease.

Our share price may decline due to a large number of shares of our common stock eligible for sale in the public markets and a large number of shares of our common stock that could be issued upon the exercise of warrants and options should our stock price increase to a level above the exercise price of the warrants and options.

As of March 5, 2010, we had outstanding 4,404,375 shares of Common Stock, without giving effect to shares of Common Stock issuable upon exercise of (i) warrants issued to SF Capital, exercisable for 207,143 shares of our common stock, (ii) 363,881 options granted under our stock option plan, (iv) 292,882 options granted outside of our stock option plan, and (iv) 36,074 other warrants previously issued.  Of such outstanding shares of common stock, all are freely tradable, except for any shares not yet registered, shares underlying stock options that are not yet vested, and any shares held by our "affiliates" within the meaning of the Securities Act (officers, directors and 10% security holders), which shares will be subject to the resale limitations of Rule 144 promulgated under the Securities Act.  We will need to raise capital in the second quarter of 2010 and this may cause us to issue additional shares of our common stock in 2010.

The holders of our outstanding warrants and stock options may not exercise them, or they may expire before we are able to receive any proceeds from the exercise of these warrants and stock options.

As of March 5, 2010, we had 243,217 outstanding warrants and 656,763 outstanding stock options.  The outstanding warrants have an average exercise price of $5.60 and have expiration dates between 2011 and 2013.  The outstanding stock options have exercise prices ranging from $0.65 to $45.00 and have expiration dates between 2010 and 2020.  We may not receive any significant proceeds from the exercise of these outstanding warrants and stock options due to market conditions and/or the expiration of the warrants and stock options prior to exercise.  This could impact our future fund raising options.

We have not paid any dividends and do not anticipate paying dividends in the foreseeable future.

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

A limited market for our common stock and “penny stock” rules may make buying or selling our common stock difficult.

Our common stock presently trades in the over-the-counter market on the OTC Bulletin Board. As a result, an investor may find it difficult to sell, or to obtain accurate quotations as to the price of our securities.  In addition, our common stock is subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors.  The SEC regulations generally define a penny stock to be an equity that has a market price of less than $5.00 per share, subject to certain exceptions.  Unless an exception is available, those regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions and high net worth individuals).  In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  Moreover, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to transactions prior to sale.  Regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their shares in the secondary market.

Our disclosure controls and procedures and our internal controls over financial reporting are not adequate and may result in our failure to disclose items that we may be required to disclose under the Securities Act or the Securities Exchange Act or may result in financial statements that are incomplete or subject to restatement.

Section 404 of the Sarbanes Oxley Act of 2002 (“Section 404”) requires significant additional procedures and review processes of our system of internal controls.  Section 404 requires that we evaluate and report on our system of internal controls over financial reporting beginning with the Annual Report on Form 10-K for the year ended December 31, 2007.  In addition, our independent auditors must report on management’s evaluation of those controls for the year ending December 31, 2010.  Our internal controls under Section 404 may not be adequate.  The additional costs associated with this process may be significant and any costs incurred for external evaluation, consulting, testing and documenting of our system may not alleviate any material weaknesses.  After our internal documenting and testing of our system, we have identified the following material weaknesses:

•	We lack segregation of duties in the period-end financial reporting process, and
•	Our accounting software has inherent control deficiencies.

Due to these material weaknesses, our chief executive officer and chief financial officer concluded that as of December 31, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Additionally, our Chief Financial Officer resigned his full-time position with the Company effective March 5, 2010.  As a result, our Chief Executive Officer will act as our Chief Financial Officer until a replacement is hired, further limiting the segregation of duties in the period-end financial reporting process.  Consequently, we may fail to disclose items that we are required to report in our SEC filings, including registration statements, proxy statements and periodic reports.  If we are required to amend prior reports as a result of failing to disclose required information, investors may react adversely to such amendments and our stock price may decrease.

Our Independent Registered Public Accountants have substantial doubt about our ability to continue as a going concern.

We have had net losses for each of the years ended December 31, 2009 and 2008, and we have an accumulated deficit as of December 31, 2009.  Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent registered public accountants, these conditions raise substantial doubt about our ability to continue as a going concern.  We anticipate that our cash balances at December 31, 2009, should be sufficient to fund our current level of operations into the second quarter of 2010.  We will need additional funding in the second quarter of 2010 in order to continue our research, product development and our operations.  Since we do not expect to generate any material revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital in the second quarter of 2010, either through some form of collaboration or joint venture or debt or equity financing, which may include the exercise of outstanding stock options and/or warrants.  If we are unable to raise additional capital, we may be forced to discontinue our business.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC (Over-the-Counter) Bulletin Board and traded under the symbol, "APSN".  Prior to July 1, 2009, our common stock was traded on the OTC Bulletin Board under the symbol “APNS”.  Prior to November 25, 2003, our common stock was traded on the OTC Bulletin Board under the symbol “HMYD”.  Our common stock was previously traded on the OTC Bulletin Board under the symbol “OPHD” until February 5, 2002.

The following table sets forth the range of high and low daily last sale prices for our common stock, from January 1, 2008 through December 31, 2009 (adjusted for our 1-for-30 reverse stock split in June 2009), and for each of the quarterly periods indicated as reported by the OTC Bulletin Board.

	High	Low
2008:
First quarter	$3.90	$2.70
Second quarter	3.00	1.80
Third quarter	2.40	1.50
Fourth quarter	1.80	0.60

2009:
First quarter	$1.20	$0.50
Second quarter	0.81	0.33
Third quarter	1.50	0.31
Fourth quarter	1.40	0.31

As of March 5, 2010, we had approximately 2,100 record holders of our common stock.  We estimate that as of such date, there were more than 2,000 beneficial holders of our common stock.

No dividends were paid in 2008 and 2009.  There are no restrictions on the payment of dividends.  We do not intend to pay dividends for the foreseeable future.

All of our securities that were issued or sold by us since March 15, 2001, have been registered with the SEC, except a) 88,889 stock options issued outside our Stock Option Plan in 2006, b) 203,993 stock options issued outside our Stock Option Plan in 2009, c) 56,329 shares of restricted common stock issued in 2006 through 2009, and d) 3,515 warrants issued in 2008.  All of these issuances were made in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933.  We filed an SB-2 registration statement in July 2004, an S-8 registration statement in December 2004, and an SB-2 registration statement in November 2007. An S-8 registration statement is expected to be filed in the second quarter of 2010 to register the stock options, restricted common stock and warrants noted above.

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

Diagnostic Programs
We are focused on developing serum-based tests to detect AD at an early stage in the disease process.  In July 2009, we announced we had achieved feasibility in our development of a serum-based test related to the diagnosis of patients with AD, and we provided an update in October 2009.  The results of two limited studies achieved sufficient analytical sensitivity to detect tau in serum patient samples.  The protein tau is directly linked to the pathology of Alzheimer’s disease.  This is a key step in the development of a blood-based test to detect AD.  Based on a further analysis of the preliminary data, we believe additional development of the assay, including optimization and validation in key patient population groups, is necessary to determine the specific sensitivity and specificity performance of the assay.  Our focus is on advancing the development of a blood-based test for AD to commercialization in 2011, through reference labs under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”).  Clinical laboratories regulated under the CLIA, qualified to perform high complexity testing, can provide physicians with test results utilizing in-house diagnostic tests using Analyte specific reagents (“ASR's”), restricted devices under section 520(e) of the Federal Food, Drugs, and Cosmetic Act.  We plan to provide our reference laboratory partner with our proprietary ASR’s and materials.  A serum-based test could be used not only as an aide to early diagnosis of AD, but also as part of a routine annual physical to rule out Alzheimer’s disease.  Our key milestones in the development of a serum-based test and the estimated timeframe for achieving each milestone are listed below:

Serum-Based Diagnostic Key Milestones

                     Feasibility                Completed
                     Optimization            Mid 2010
                     Validation                 2nd half 2010
                     Reference Lab Partnership1st half 2011
                     U.S. Commercialization2nd half 2011

We have developed a cerebrospinal fluid (“CSF”)-based test that can detect AD at an early stage as well as identify patients with mild cognitive impairment (“MCI”) who are most likely to progress to AD.  In a research setting, our CSF-based test, which detects a certain AD associated protein found in the CSF of AD patients (“P-Tau 231”), has demonstrated an ability to differentiate AD patients from those with other diseases that have similar symptoms. This test is based on extensive testing in the APNS lab, utilizing in excess of 2,500 CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as age-matched healthy controls.  The CSF-based P-Tau 231 test has demonstrated, based on published research validation studies, overall sensitivity and specificity in the range of 85% to 95%.

Therapeutic Program – Collaboration with Eli Lilly and Company
In November 2006, we entered into a collaboration agreement with Eli Lilly and Company (“Lilly”).  APNS and Lilly are engaged in the discovery and development of novel therapeutics for the development of treatments for Alzheimer’s disease based upon an approach developed by Dr. Peter Davies, our founding scientist.  As a result of Dr. Davies’ research, APNS and Lilly are focused on discovery of unique therapeutics that may be involved in a common intracellular phosphorylation pathway leading to the development of the abnormal, destructive brain structures, amyloid plaques and neurofibrillary tangles, that are characteristic of Alzheimer’s disease.  APNS has identified various biomarkers that we believe will aid in the development of diagnostics and drug specific diagnostic markers that could also play a role in the development of new AD treatments.

Lilly will, based on the achievement of certain defined milestones, provide us over time with up to a total sum of $20 million in milestone payments for advancing the APNS proprietary target to a therapeutic compound.  The collaboration has also made progress on other targets that are part of the collaboration that could provide milestone payments to us over time of up to a total sum of $10 million for advancing each of these other targets to a therapeutic compound.  Royalties are to be paid to us for AD drug compounds brought to market that result from the collaborations.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from this collaboration.

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

In November 2009, we agreed to a one-year renewal of our drug discovery collaboration with Lilly.  We received $250,000 in December from Lilly for this renewal.  In December 2009, we reached agreement with Lilly to increase the scope of our drug discovery collaboration.  In addition to the financial terms from the original collaboration agreement with Lilly announced in 2006, we received a cash payment of $750,000 in December upon signing the agreement and may receive up to $25.5 million based on achievement of identified milestones.  Royalties would be paid to us for any AD therapies brought to market that result from this addition to the original collaboration agreement.

  Our key milestones in our collaboration with Lilly, and the current estimated timeframe for achieving each milestone are listed below:

Collaboration with Lilly Key Milestones

  Target # 1    Expected Completion Date
Lead Declaration2010
Candidate Selection2012
IND filing2013

Additional Targets
Portfolio Entry2010

Research Products and Services
We market a transgenic mouse containing the human tau gene that develops human paired helical filaments, the building blocks of the neurofibrillary tangles, which are known to be involved in the pathology of Alzheimer’s disease. The pathology in these mice is Alzheimer-like, with hyperphosphorylated tau accumulating in cell bodies and dendrites as neurofibrillary tangles.  In addition, these transgenic mice have exhibited extensive neuronal death that accompanies the tau pathology.  These transgenic mice could be used for testing the efficacy of therapeutic compounds.  To date, no widely accepted animal model that exhibits both AD pathologies has been developed.  The mice are currently available through Jackson Laboratories.

We also provide diagnostic services to pharmaceutical companies.  Since 2003 we have analyzed approximately 1,500 clinical trial samples with our CSF phosphotau diagnostic assay and have generated approximately $650,000 in revenue.  In addition to generating revenue for us, these research agreements provide useful data to validate our CSF phosphotau assay.

Liquidity and Capital Resources

As of December 31, 2009, we had cash of $794,003.  We anticipate that our cash balances at December 31, 2009 should be sufficient to fund our current level of operations into the second quarter of 2010.  On March 10, 2010, we entered into a Securities Purchase Agreement (the “Agreement”) with an outside investor providing for the issuance of an 8% Secured Convertible Note due December 10, 2010, in the principal amount of $100,000 (the “Note”).  The Note is convertible at any time prior to maturity into shares of our common stock at a variable conversion price generally equal to 62.5% of the average of the daily dollar volume-weighted average sale price of our common stock over the ten consecutive trading days immediately preceding the date on which the conversion price is being determined.  We will need to raise additional funds in the second quarter of 2010 in order to continue our research, product development and our operations.  The cash on hand will be used for ongoing research and development, working capital, general corporate purposes and possibly to secure appropriate partnerships and expertise.  We will be required to raise additional capital in financing transactions or through some form of collaborative partnership in order to satisfy our expected cash expenditures after the second quarter of 2010.  We expect to raise such additional capital by selling shares of our capital stock, proceeds from exercises of existing warrants and/or stock options and/or by borrowing money.  However, such additional capital may not be available to us at acceptable terms or at all.  As of March 5, 2010, we have approximately 94,700,000 authorized shares of common stock available for issuance, which are sufficient available authorized shares of common stock to issue in a funding and for other uses as deemed appropriate by our Board of Directors.  Further, if we sell additional shares of our capital stock, current ownership positions in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to further reduce key operating expenditures or to cease operations altogether.

If we are successful in achieving our next milestone to increase the sensitivity and specificity of our serum-based diagnostic test, while significantly increasing the analysis of patient samples, we believe the Company could begin generating revenue from our serum diagnostic program in 2011 under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”).  Clinical laboratories regulated under the CLIA, qualified to perform high complexity testing, can provide physicians with test results utilizing in-house diagnostic tests using Analyte specific reagents (“ASR's”), restricted devices under section 520(e) of the Federal Food, Drugs, and Cosmetic Act.  We plan to provide our reference laboratory partner with our proprietary ASR’s and materials.  The reference laboratory(ies) performing the tests are required to inform the ordering person of the diagnostic test result that, “This test was developed and its performance characteristics determined by (Laboratory Name).  It has not been cleared or approved by the U.S. Food and Drug Administration."  In order to sell our serum-based diagnostic test under CLIA, we would need to contract or partner with a CLIA certified lab.

We do not anticipate the purchase, lease or sale of any significant property and equipment during 2010.  We do not anticipate any significant changes in our employee count during 2010.

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

Revenue Recognition

We generate revenues from research agreements and collaborations, and in the past, we also generated revenues from grants.  Revenue is recognized when earned.  Grant revenues represent funds received from certain government agencies for costs expended to further research on the subject of the grant.  In accordance with current accounting literature, if revenue arrangements contain multiple deliverables, we separate the deliverables into separate accounting units if they meet all of the following:  a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items if probable and substantially controlled by the seller.  Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit.  Revenue from each accounting unit is recognized based on the applicable accounting literature.

Research and Development

All research and development costs are expensed as incurred and include salaries of, and expenses related to, employees and consultants who conduct research and development.  We have, from time to time, entered into arrangements whereby we will obtain research reimbursement in the form of funds received to partially reimburse us for costs expended.

Income Taxes and Net Deferred Tax Asset Valuation Allowance

The carrying value of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in certain tax jurisdictions. Should we determine that it is more likely than not that some portion or all of our deferred tax assets will not be realized, a valuation allowance to the deferred tax assets would be established in the period such determination was made. At December 31, 2009, a valuation allowance has been established for the entire amount of deferred tax assets.

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon our management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  At December 31, 2009, our management believes there were not any unrecognized income tax benefits and/or liabilities.

Stock-Based Compensation

We record share-based payment awards exchanged for employee services at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period.  Stock-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis.  Stock-based compensation expense related to awards with a market or performance condition is recognized over the expected term of the award utilizing the graded vesting method.  The fair value of stock options is determined using the Black-Scholes valuation model and the assumptions shown in Note 1(i) of the Notes to the Consolidated Financial Statements.  The assumptions used in calculating the fair value of share-based payment awards represent our management's best estimates.  These estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the company's performance, and related tax impacts.

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”  (“ASU 2009-01”).  ASU 2009-01 or the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  On the effective date of ASU 2009-01, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the standard did not have a material impact on the Company’s consolidated balance sheets, statements of operations, or cash flows.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

We recognized $1,551,399 of revenues in 2009 primarily from the recognition of the remaining eleven months of our initial funds received from our 2006 collaboration with Eli Lilly and Company and $750,000 received in 2009 for an increase in the scope of our original collaboration with Lilly.  We recognized $838,133 of revenues in 2008 primarily from the recognition of twelve months of our initial funds received from our 2006 collaboration with Eli Lilly and Company.

Research and development

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes, funding for research and development programs, funding of research related to license agreements, scientific consultant expenses and overhead costs.  Research and development expenses for the year ended December 31, 2009 decreased 10% or $151,654 to $1,319,874 from $1,471,528 for the year ended December 31, 2008.  Below is a summary of our research and development expenses:

			Increase
Expense	2009	2008	(Decrease)
Compensation, taxes and benefits	$363,952	$441,262	$(77,310)
Program R & D funding, license fees and consulting	816,438	870,853	(54,415)
Rent, telephone and utilities	108,027	112,304	(4,277)
Other research and development expenses	31,457	47,109	(15,652)
Total Research and Development Expenses	$1,319,874	$1,471,528	$(151,654)

This decrease was primarily due to a decrease in compensation related expenses and a decrease in our program R & D funding to advance the development of our serum-based AD diagnostic programs.  The decrease in compensation related expenses is due to a reduction in benefits and a decrease in costs of ongoing benefits as well as the elimination of one technician position in February 2008 and an additional technician position in July 2009.  Prior to July 2009, we had been providing more resources for our program R & D funding, however, in July 2009, we temporarily scaled back our diagnostic R&D programs due to funding constraints.  There was no non-cash expense for stock based payments in 2009 and 2008.  If we are able to raise sufficient funds to continue our diagnostic programs, we estimate that we may incur costs of approximately $100,000 to $150,000 per month on research and development activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, our development schedule, and our progress.  Results of preclinical studies, clinical trials, regulatory decisions and competitive developments for our diagnostic programs may significantly increase the amount of our research and development expenditures.

General and administrative

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes, public company compliance expenses, including legal and accounting expenses, and occupancy related expenses.  General and administrative expenses for the year ended December 31, 2009 decreased 22% or $363,001 to $1,279,011 from $1,642,012 for the year ended December 31, 2008.  Below is a summary of our general and administrative expenses:

			Increase
Expense	2009	2008	(Decrease)
Compensation, taxes and benefits	$578,290	$693,250	$ (114,960)
Consulting	72,000	105,377	(33,377)
Professional fees	194,355	298,176	(103,821)
Rent, telephone and utilities	40,435	43,550	(3,115)
Stock option compensation expense	260,292	306,014	(45,722)
Other general and administrative expenses	133,639	195,645	(62,006)
Total General and Administrative Expenses	$1,279,011	$1,642,012	$(363,001)

This decrease is primarily due to across the board cost reductions.  The decrease in compensation related expenses is due to a reduction in benefits and a decrease in costs of ongoing benefits as well as the elimination of one administrative position in July 2009 and reduced compensation costs for our executive officers.  The decrease in consulting is primarily due to a one-time business development consulting contract in the second quarter of 2008.  The decrease in professional fees is due to a reduction in costs associated with patent expenses and patent maintenance costs and a decrease in general legal expenditures.  Compensation expense for all stock based payments is required to be measured and recognized at fair value.  Non-cash expense for all stock based payments in 2009 was $260,292 and in 2008 was $306,014.  Other expenses decreased primarily due to the cost of our shareholder meeting in the third quarter of 2008.  If we are able to raise sufficient funds to continue our diagnostic programs, we estimate that we may incur costs of approximately $80,000 to $130,000 per month on general and administrative activities going forward.  This excludes the non-cash effect of accounting for equity instruments included in the amounts mentioned above.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, SEC requirements, and our development schedule.

Other income and expense

Interest expense for the year ended December 31, 2009 was $64,060, due to accrued interest related to the $535,000 notes payable.  We did not incur any interest expense for the year ended December 31, 2008.  Interest income for the year ended December 31, 2009 decreased 91% or $39,235, to $3,804 from $43,039 for the year ended December 31, 2008.  The decrease is primarily due to lower average invested balances and a lower rate of return.

We currently do not hedge foreign exchange transaction exposures.  As of December 31, 2009, we do not have any assets denominated in foreign currencies.  At December 31, 2009 and 2008, we did have amounts due in euros to a European collaborator.  Included in accounts payable at December 31, 2009 was an estimate of $21,682 due to this collaborator.  This amount due was settled for $21,527 in January 2010.  Included in accounts payable at December 31, 2008 was an estimate of $50,935 due to this collaborator.  This amount due was settled for $50,005 in January 2009.

Net loss

We incurred a net loss of $1,107,742 for the year ended December 31, 2009 compared to a net loss of $2,232,368 for the year ended December 31, 2008.  The primary reasons for the $1,124,626 decrease in the net loss in 2009 were the $750,000 in revenue recognized in 2009 from the increase in the scope of our collaboration agreement with Eli Lilly and Company, the $114,960 decrease in G & A compensation and related taxes and benefits, the $103,821 decrease in professional fees, the $77,310 decrease in R & D compensation and related taxes and benefits, the $62,006 decrease in other G & A expenses and the $54,415 decrease in program R & D funding.  This was partially offset by a $64,060 increase in interest expense in 2009.

Capital resources and liquidity

To date, we have raised equity and convertible debt financing and received research agreement revenues, collaboration revenues and grant revenues to fund our operations, and we expect to continue this practice to fund our ongoing operations.  Since inception, we have raised net proceeds of approximately $42.6 million from private equity and convertible debt financings.  We have also received approximately $5.9 million from research agreements, collaboration revenues and grant revenues.

Our cash and cash equivalents were $794,003 and $1,045,020 at December 31, 2009 and 2008, respectively.  The decrease in our cash balance is due to the cash used in operations in 2009, less the $1,000,000 received from Eli Lilly and Company in 2009 and $35,000 in convertible debt funding received in January 2009.

Net cash used in operating activities was $283,742 for the year ended December 31, 2009 versus net cash used in operating activities of $2,414,138 for the year ended December 31, 2008.  This decrease reflects an overall reduction in expenses in 2009, plus an increase in liabilities due to deferral of payments to AECOM in 2009, that was partially offset by $1,000,000 of revenue received in 2009.  Cash used in investing activities was negligible in 2009 and 2008.  Net cash provided by financing activities was $35,000 in 2009 and $500,000 in 2008 due to the proceeds from convertible notes received each year.

We have incurred recurring losses since our inception and expect to incur substantial additional research and development costs prior to reaching profitability.  We incurred research and development costs of $1,319,874 in 2009 and $1,471,528 in 2008.  Prior to 2007, virtually all of our research and development costs were internal costs and license costs which were not specifically allocated to any of our research and development projects.  Beginning in 2007, an increasing amount of our research and development costs are being specifically allocated to our research and development projects.  Through a restructuring, we eliminated a senior scientific management position in November 2007, a staff scientist position in February 2008, and another staff scientist position in July 2009.  The compensation that had been utilized for the scientists is now being allocated to direct R & D projects and working with outside companies and consultants to obtain specific expertise and access to technologies to assist us in advancing our programs.  We anticipate that our cash balances as of December 31, 2009, will be sufficient to cover our planned research and development activities and general operating expenses into the second quarter of 2010.  We will need additional funding in the second quarter of 2010 to cover operations.  If additional funding is not obtained, we will not be able to fund the costs of any programs in development.  This would have a material adverse effect on our operations and our prospects.

As we currently do not have any approved products in the marketplace, we do not have a time frame for generating significant revenues from our research and development activities.

We currently do not have sufficient resources to maintain operations and complete the development of our proposed research projects.  Therefore, we will need to raise additional capital in the second quarter of 2010 to fund our operations.  We cannot be certain that any financing will be available when needed, or on terms acceptable to us.  If we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products and/or technologies that we believe may be beneficial to our business.  We may spend capital on:

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
•      time and cost necessary to seek third-party manufacturers to manufacture our products for us;
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

In December 2008, AECOM agreed to defer the 2009 semi-annual maintenance payments until the earlier of December 31, 2009 or a fund raise at least equal to $3,500,000. In exchange for this deferral, we agreed to prepay the quarterly funding payments to support Dr. Davies lab at AECOM that were due in February 2009, May 2009 and August 2009.  This prepayment of $112,500 was made in December 2008.  In November 2009, AECOM agreed to defer the 2009 semi-annual maintenance payments that had previously been deferred until December 31, 2009 and the 2010 semi-annual maintenance payments until the earlier of December 31, 2010 or a fund raise at least equal to $4,000,000. AECOM also agreed to defer the quarterly funding payment to support Dr. Davies lab at AECOM that was due in November 2009 until February 2010.

Our fixed expenses, such as rent, license payments and other contractual commitments, may increase in the future, as we may:
•      enter into additional leases for new facilities and capital equipment;
•      enter into additional licenses and collaborative agreements; and
•      incur additional expenses associated with being a public company.

In addition to the commitments to AECOM, we also have a consulting agreement with Dr. Peter Davies, our founding scientist, through November 2011, and minimum annual lease payments on our office and lab facility in Vernon Hills, Illinois through May 2010.  In December 2008, Dr. Davies agreed to defer a portion of his monthly consulting fees.  In December 2009, we agreed to repay him these deferred consulting fees over twelve months in 2010.

The following table summarizes the timing of these future long term contractual obligations and commitments for the next five years ending December 31:

Contractual Obligations	2010 Year 1	2011 Year 2	2012 Year 3	2013 Year 4	2014 Year 5	Total
Operating Leases	$37,266	$-	$-	$-	$-	$37,266
Consulting Agreements with initial terms greater than one year	175,500	99,000	-	-	-	274,500
Commitments Under License Agreement with AECOM	887,500	500,000	500,000	500,000	500,000	2,887,500
Total Contractual Cash Obligations	$1,100,266	$599,000	$500,000	$500,000	$500,000	$3,199,266

We are obligated to continue to pay AECOM $500,000 for each year in which the Agreements are still in effect.  In addition, we are obligated to pay AECOM a percentage of all revenues we receive from selling and/or licensing aspects of the AD technology licensed under the Agreements that exceeds the minimum obligations reflected in the annual license maintenance payments.  The future long-term contractual obligations and commitments for 2010 include all amounts deferred from 2009 that are scheduled to be paid in 2010.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)

FINANCIAL STATEMENTS

Contents

Page
Report of Independent Registered Public Accounting Firm	29
Consolidated Balance Sheets as of December 31, 2009 and 2008	30
Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008, and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2009	31
Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2009 and 2008, and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2009	32-34
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008, and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2009	35-36
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009 and 2008, and for the Cumulative Period From March 14, 1992 (inception) to December 31, 2009	37-55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors
Applied NeuroSolutions, Inc.
Vernon Hills, Illinois

We have audited the accompanying consolidated balance sheets of Applied NeuroSolutions, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity/(deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied NeuroSolutions, Inc. (a development stage company) as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Baker Tilly Virchow Krause, LLP

Chicago, Illinois
March 24, 2010

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
Assets Current assets:
Cash	$794,003	$1,045,020
Accounts receivable	-	4,800
Prepaids and other current assets	72,049	157,786
Total current assets	866,052	1,207,606

Property and equipment:
Equipment and leaseholds	2,168,787	2,168,498
Accumulated depreciation and amortization	(2,163,975)	(2,156,805)
Net property and equipment	4,812	11,693

Other assets:
Deposits	8,281	8,281
Total other assets	8,281	8,281
Total assets	$879,145	$1,227,580
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$171,872	$119,866
Notes payable	535,000	-
Deferred revenues	250,000	301,399
Accrued collaboration costs	387,500	-
Accrued consultant fees	81,500	4,500
Accrued vacation wages	10,514	28,703
Accrued 401k match	-	38,550
Accrued interest	64,060	-
Other accrued expenses	18,019	26,432
Total current liabilities	1,518,465	519,450
Long term liabilities:
Notes payable	-	500,000
Total long term liabilities	-	500,000
Stockholders' equity:
Preferred stock, par value $0.0025: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.0025; 100,000,000 shares authorized; 4,389,000 shares issued and outstanding	325,665	325,547
Treasury stock, 777 shares, at cost	(10,614)	(10,614)
Additional paid-in capital	50,416,754	50,156,580
Deficit accumulated during the development stage	(51,371,125)	(50,263,383)
Total stockholders' equity/(deficit)	(639,320)	208,130
Total liabilities and stockholders' equity	$879,145	$1,227,580
See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period from March 14, 1992 (inception) to December 31,
	2009	2008	2009
			(unaudited)
Research agreement revenues	$-	$4,800	$1,707,500
Collaboration revenues	1,551,399	833,333	3,249,999
Grant revenues	-	-	669,022
Total revenues	1,551,399	838,133	5,626,521

Operating expenses:
Research and development……………	1,319,874	1,471,528	33,832,070
General and administrative	1,279,011	1,642,012	19,375,363
Loss on impairment of intangible assets	-	-	411,016
Loss on writedown of leasehold improvements	-	-	1,406,057
Total operating expenses	2,598,885	3,113,540	55,024,506
Operating loss	(1,047,486)	(2,275,407)	(49,397,985)
Other (income) expense:
Interest expense	64,060	-	780,404
Interest income	(3,804)	(43,039)	(925,358)
Amortization of debt discount	-	-	272,837
Beneficial conversion of debt to equity	-	-	274,072
Inducement to convert debt to equity	-	-	1,631,107
Cost of fund raising activities	-	-	62,582
Loss on extinguishments of debt	-	-	4,707,939
Gain on derivative instrument, net	-	-	(4,894,163)
Net other expense	-	-	63,720
Total other (income) expense	60,256	(43,039)	1,973,140

Net loss	(1,107,742)	(2,232,368)	(51,371,125)
Less: Deemed dividend to common Stockholders…………………………	-	-	(391,312)
Less: Fair value of induced preferred stock conversion…………………….	-	-	(1,866,620)
Net loss attributable to common stockholders…………………………	$(1,107,742)	$(2,232,368)	$(53,629,057)
Basic and diluted loss per common share:
Net loss attributable to common stockholders per share, basic and diluted	$(0.25)	$(0.51)	$(36.36)
Weighted average shares outstanding	4,366,000	4,342,000	1,475,000
See accompanying notes to consolidated financial statements

APPLIED NEUROSOLUTIONS, INC.

 (a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT)

FOR THE PERIOD FROM MARCH 14, 1992 (INCEPTION) TO DECEMBER 31, 2009

	Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Issuance of Common Stock	12,423	$932	$-	$(332)	$-	$600
Net loss	-	-	-	-	(922,746)	(922,746)
Balance at December 31, 1992	12,423	932	-	(332)	(922,746)	(922,146)
Issuance of Common Stock	14,494	1,087	-	(387)	-	700
Issuance of Preferred Stock, subsequently converted to Common Stock	5,532	415	-	1,201,750	-	1,202,165
Issuance of Preferred Stock, subsequently converted to Common Stock	25,403	1,905	-	5,640,172	-	5,642,077
Issuance of Common Stock upon conversion of note and accrued interest	12,278	921	-	2,964,005	-	2,964,926
Net loss	-	-	-	-	(4,875,845)	(4,875,845)
Balance at December 31, 1993	70,130	5,260	-	9,805,208	(5,798,591)	4,011,877
Issuance of Preferred Stock, subsequently converted to Common Stock	17,768	1,333	-	4,006,404	-	4,007,737
Retirement of Common Stock	(63)	(5)	-	(13,663)	-	(13,668)
Net loss	-	-	-	-	(6,154,275)	(6,154,275)
Balance at December 31, 1994	87,835	6,588	-	13,797,949	(11,952,866)	1,851,671
Issuance of Preferred Stock, subsequently converted to Common Stock	16,461	1,235	-	748,765	-	750,000
Issuance of Preferred Stock upon conversion of bridge loan and accrued interest, subsequently converted to Common Stock	22,973	1,723	-	1,005,840	-	1,007,563
Net loss	-	-	-	-	(2,191,159)	(2,191,159)
Balance at December 31, 1995	127,269	9,546	-	15,552,554	(14,144,025)	1,418,075
Issuance of Preferred Stock, subsequently converted to Common Stock	165,239	12,393	-	6,864,881	-	6,877,274
Issuance of Common Stock	1,061	80	-	96,524	-	96,604
Net loss	-	-	-	-	(2,591,939)	(2,591,939)
Balance at December 31, 1996	293,569	22,019	-	22,513,959	(16,735,964)	5,800,014
Issuance of Common Stock in connection with acquisition of intangible assets	4,390	329	-	399,671	-	400,000
Net loss	-	-	-	-	(2,040,092)	(2,040,092)
Balance at December 31, 1997	297,959	22,348	-	22,913,630	(18,776,056)	4,159,922
Net loss	-	-	-	-	(2,549,920)	(2,549,920)
Balance at December 31, 1998	297,959	22,348	-	22,913,630	(21,325,976)	1,610,002
Net loss	-	-	-	-	(1,692,356)	(1,692,356)
Balance at December 31, 1999	297,959	22,348	-	22,913,630	(23,018,332)	(82,354)
Issuance of Preferred Stock, subsequently converted to Common Stock	48,884	3,666	-	983,614	-	987,280
Issuance of warrants to purchase shares of Common Stock	-	-	-	83,406	-	83,406

	Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Extension of warrants to purchase shares of Common Stock	-	-	-	154,685	-	154,685
Stock options granted to non-employees	-	-	-	315,976	-	315,976
Net loss	-	-	-	-	(2,395,538)	(2,395,538)
Balance at December 31, 2000	346,843	26,014	-	24,451,311	(25,413,870)	(936,545)
Issuance of Common Stock upon conversion of bridge loans/accrd. int	149,155	11,185	-	2,027,696	-	2,038,881
Issuance of Common Stock	19,358	1,452	-	211,048	-	212,500
Stock options granted to non-employees	-	-	-	77,344	-	77,344
Issuance of warrants to purchase shares of Common Stock	-	-	-	27,367	-	27,367
Options reissued to adjust exercise term	-	-	-	64,033	-	64,033
Beneficial conversion feature of convertible debt	-	-	-	229,799	-	229,799
Induced conversion of convertible debt	-	-	-	1,631,107	-	1,631,107
Net loss	-	-	-	-	(4,146,913)	(4,146,913)
Balance at December 31, 2001	515,356	38,651	-	28,719,705	(29,560,783)	(802,427)
Issuance of Common Stock upon conversion of bridge loans, accrued interest, other payables and as payment for services	240,066	18,005	-	1,792,878	-	1,810,883
Issuance of Common Stock upon conversion of warrants	5,229	392	-	35,536	-	35,928
Stock options granted to non-employees	-	-	-	6,136	-	6,136
Repurchase of Common Stock	(777)	(58)	(10,614)	58	-	(10,614)
Merger between the Company and Molecular Geriatrics Corporation	830,172	62,263	-	(62,263)	-	-
Issuance of warrants to purchase shares of Common Stock	-	-	-	159,934	-	159,934
Net loss	-	-	-	-	(2,929,955)	(2,929,955)
Balance at December 31, 2002	1,590,046	119,253	(10,614)	30,651,984	(32,490,738)	(1,730,115)
Variable accounting for stock options	-	-	-	604,100	-	604,100
Stock options granted to non-employees..	-	-	-	80,975	-	80,975
Issuance of warrants to purchase shares of common stock…………………………	-	-	-	193,130	-	193,130
Net loss…………………………………..	-	-	-	-	(3,301,420)	(3,301,420)
Balance at December 31, 2003	1,590,046	119,253	(10,614)	31,530,189	(35,792,158)	(4,153,330)
Issuance of units in private placement	1,066,667	80,000	-	1,483,066	-	1,563,066
Issuance of placement agent warrants	-	-	-	875,407	-	875,407
Issuance of units upon conversion of bridge loans	348,024	26,102	-	7,292,016	-	7,318,118
Issuance of common stock for services	6,667	500	-	64,500	-	65,000
Issuance of units for services	13,334	1,000	-	268,426	-	269,426
Issuance of warrants to purchase shares of common stock	-	-	-	124,775	-	124,775
Variable accounting for stock options	-	-	-	1,535	-	1,535
Net loss	-	-	-	-	(2,800,526)	(2,800,526)
Balance at December 31, 2004	3,024,738	226,855	(10,614)	41,639,914	(38,592,684)	3,263,471
Issuance of stock upon exercise of warrants……………………………….	125,192	9,389	-	667,745	-	677,134

	Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Issuance of stock options to purchase shares of common stock………………	-	-	-	77,057	-	77,057
Variable accounting for stock options…...	-	-	-	219,952	-	219,952
Net loss…………………………………...	-	-	-	-	(2,620,641)	(2,620,641)
Balance at December 31, 2005	3,149,930	236,244	(10,614)	42,604,668	(41,213,325)	1,616,973
Issuance of stock upon conversion of warrants	67,140	5,036	-	438,419	-	443,455
Issuance of stock upon conversion of stock options	17,007	1,275	-	75,256	-	76,531
Issuance of stock	46,264	3,470	-	559,054	-	562,524
Non cash compensation for options FAS123R	-	-	-	720,322	-	720,322
Issuance of warrants to purchase shares of common stock	-	-	-	200,866	-	200,866
Non cash unrecognized compensation for options granted and cancelled	-	-	-	197,625	-	197,625
Net loss	-	-	-	-	(4,289,327)	(4,289,327)
Balance at December 31, 2006	3,280,341	246,025	(10,614)	44,796,210	(45,502,652)	(471,031)
Issuance of stock upon conversion of warrants	338,911	25,420	-	1,672,119	-	1,697,539
Issuance of stock	721,354	54,102	-	2,845,898	-	2,900,000
Non cash compensation for options FAS123R	-	-	-	496,848	-	496,848
Issuance of warrants to purchase shares of common stock	-	-	-	39,491	-	39,491
Net loss	-	-	-	-	(2,528,363)	(2,528,363)
Balance at December 31, 2007	4,340,606	325,547	(10,614)	49,850,566	(48,031,015)	2,134,484
Non cash compensation for options FAS123R	-	-	-	301,514	-	301,514
Issuance of warrants to purchase shares of common stock	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(2,232,368)	(2,232,368)
Balance at December 31, 2008	4,340,606	325,547	(10,614)	50,156,580	(50,263,383)	208,130
Non cash compensation for options FAS123R	-	-	-	260,292	-	260,292
Issuance of stock	48,394	118	-	(118)	-	-
Net loss	-	-	-	-	(1,107,742)	(1,107,742)
Balance at December 31, 2009	4,389,000	$325,665	$(10,614)	$50,416,754	$(51,371,125)	$(639,320)

See accompanying notes to consolidated financial statements

APPLIED NEUROSOLUTIONS, INC.

 (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from March 14, 1992 (inception) to December 31,
	2009	2008	2009
			(unaudited)
Cash flows from operating activities
Net loss	$(1,107,742)	$(2,232,368)	$(51,371,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,893	16,484	2,650,791
Non-cash expense for equity compensation	-	-	2,379,241
Non-cash expense for equity compensation to employees and directors	260,292	306,014	3,149,974
Non-cash interest expense	64,060	-	398,972
Amortization of deferred financing costscosts	-	-	111,000
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishment of debt	-	-	4,707,939
Non-cash income for gain on derivative instrument, net	-	-	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold improvements	-	-	1,406,057
Loss on impairment of intangible assets	-	-	411,016
Gain on sale of equipment	263	-	13
Fundraising expense	-	-	62,582
Changes in assets and liabilities:
Accounts receivable	4,800	(4,800)	203,290
Prepaids and other assets	85,737	(63,687)	(65,612)
Accounts payable	52,006	45,696	268,476
Deferred revenues	(51,399)	(333,333)	250,000
Accrued wages	-	(120,000)	-
Accrued collaborator costs	387,500	-	387,500
Accrued consultant fees	77,000	(300)	106,500

Accrued vacation wages	(18,189)	(10,357)	10,514
Other accrued expenses	(46,963)	(17,487)	141,168
Net cash used in operating activities	(283,742)	(2,414,138)	(37,451,876)

Cash flows from investing activities
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	(2,275)	(983)	(4,047,786)
Net cash used in investing activitiesActivities	(2,275)	(983)	(4,387,615)

	Year Ended December 31,		Period from March 14, 1992 (inception) to December 31,
	2009	2008	2009
Cash flows from financing activities			(unaudited)
Proceeds from issuance of Preferred Stock	-	-	12,193,559
Proceeds from issuance of units, net of issuance costs	-	-	22,433,555
Proceeds from exercise of warrants	-	-	2,818,128
Proceeds from exercise of options	-	-	76,531
Proceeds from issuance of debt	35,000	500,000	535,000
Deferred financing costs incurred	-	-	(111,000)
Advances from director and shareholders	-	-	120,000
Principal payments under capital lease	-	-	(11,766)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement penalties	-	-	(84,000)
Payments to repurchase Common Stock	-	-	(10,614)
Payments received for employee stock purchase notes receivable	-	-	235,610
Net cash provided by financing activities	35,000	500,000	42,633,494

Net increase (decrease) in cash	(251,017)	(1,915,121)	794,003

Cash at beginning of period	1,045,020	2,960,141	-

Cash at end of period	$794,003	$1,045,020	$794,003

Supplemental cash flow information
Cash paid for interest	$-	$-	$72,090

Supplemental disclosure of non-cash investing and financing activities

Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired for account payable	$-	$-	$31,649
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$-	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$-	$136,188
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

Prior to 2004, the Company had two wholly-owned operating subsidiaries.  One of the wholly-owned operating subsidiaries was Molecular Geriatrics Corporation (“MGC”), a development stage biopharmaceutical company incorporated in November 1991, with operations commencing in March 1992, to develop diagnostics to detect, and therapeutics to treat, Alzheimer’s disease.

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

The consolidated financial statements have been prepared in accordance with the applicable standards for development stage companies, which require development stage companies to employ the same accounting principles as operating companies.

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

(c)           Going Concern

The Company has experienced losses since inception in addition to incurring cash outflows from operating activities for the last two years as well as since inception.  The Company expects to incur substantial additional research and development costs and future losses prior to reaching profitability.  These matters have raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.  The Company's ability to continue as a going concern is dependent on obtaining adequate funding and ultimately achieving profitable operations.  In the opinion of management, the Company anticipates cash balances as of December 31, 2009 will be sufficient to fund the Company’s current level of operations into the second quarter of 2010.  The Company will need additional funding in the second quarter of 2010 in order to continue its research, product development and operations.  If additional funding is not obtained, the Company will not be able to fund any of its programs, and the Company will possibly discontinue all its product development and/or operations.  Management is currently evaluating its options to maximize the value of the Company’s diagnostic technology, including evaluating partnering and licensing opportunities.  The Company intends to seek such additional funding through private and/or public financing, through exercise of currently outstanding stock options and warrants or through collaborative or other arrangements with partners, however, there is no assurance that additional funding will be available for the Company to finance its operations on acceptable terms, or at all.  This would have a material adverse effect on the Company’s operations and prospects.

(d)           Cash

The Company maintains cash at financial institutions from time to time in excess of the Federal Depository Insurance Corporation (“FDIC”) insured limit.

(e)           Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

The Company generates revenues from research agreements and collaborations, and in the past, the Company also generated revenues from grants.  Revenue is recognized when earned.  Grant revenues represent funds received from certain government agencies for costs expended to further research on the subject of the grant.  In accordance with current accounting literature, if revenue arrangements contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet all of the following:  a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items if probable and substantially controlled by the seller.  Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit.  Revenue from each accounting unit is recognized based on the applicable accounting literature.

Accounts receivable represent amounts due, but not yet paid, from research agreements and collaborations.   Accounts receivable are considered past due when they are outstanding more than 30 days after the terms of the agreement. The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on the specific circumstances of the customer.  An allowance for doubtful accounts would be recorded if any receivable was deemed to be potentially uncollectible.  No receivable has been written off or been considered uncollectible during 2009 and 2008.  The allowance for doubtful accounts was $-0- at December 31, 2009 and 2008, respectively.

(f)           Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost.  Depreciation of equipment is calculated using accelerated methods over the assets’ useful lives, approximating five to seven years.  Amortization of leasehold improvements is provided on the straight-line method over the lesser of the asset’s useful life or the lease term.

(g)           Research and Development

All research and development costs are expensed as incurred and include salaries of, and expenses related to, employees and consultants who conduct research and development, funding for research and development programs, funding for research related to license agreements, and overhead costs.

(h)           Income Taxes

The Company’s deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible.  At December 31, 2009, a valuation allowance has been established for the entire amount of deferred tax assets.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  At December 31, 2009, management believes there were not any unrecognized income tax benefits and/or liabilities.

(i)           Stock Option Plan

           The weighted average estimated fair value of the options granted in 2009 and 2008 was $0.70 and $2.71, respectively (adjusted for the Company’s 1-for-30 reverse stock split in June 2009), based on the Black-Scholes valuation model using the following assumptions:

	2009	2008

Risk-free interest rate, average	1.44%	1.50%
Dividend	0.00%	0.00%
Expected volatility	332.61%	241.76%
Expected life in years, average	3	2

From time to time, the Company has issued equity awards to non-employees.  In these instances, the Company recognizes expense related to these awards over the vesting or service period of an amount equal to the estimated fair value of these awards at their respective measurement dates (see Note 6).

(j)           Restricted Shares

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. During 2009 the Company’s Board of Directors granted 153,846 restricted shares to its previous CEO based on the terms of her employment.  The Company’s Board of Directors did not grant any restricted shares in 2008.  The restricted shares are valued based on the closing price on the date of grant and vest over a three-year period based on the continuation of employment.  At August 31, 2009, 51,282 of the restricted shares granted in 2009 were vested at the time of the employee’s termination of employment.

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

(l)           Computation of Net Loss Attributable to Common Stockholder per Share

Net loss attributable to common stockholder per share is computed based upon the weighted average number of common shares outstanding during the period as if a) all reverse stock splits were in effect at the beginning of all periods presented and b) the exchange of common shares in the merger between the Company and MGC was in effect at the beginning of all periods presented.

For each period, net loss attributable to common stockholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants and convertible investor bridge loans excluded from the computation because their effect is anti-dilutive.  The Company had 625,683 stock options and 258,592 warrants outstanding to issue common stock at December 31, 2009.  The Company had 647,684 stock options and 1,442,463 warrants outstanding to issue common stock at December 31, 2008.

(m)           Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, loans payable, and other accrued expenses.  The carrying value of these financial instruments approximates their fair values due to the nature and short-term maturity of these instruments.

(n)           Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”  (“ASU 2009-01”).  ASU 2009-01 or the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  On the effective date of ASU 2009-01, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the standard did not have a material impact on the Company’s consolidated balance sheets, statements of operations, or cash flows.

Note 2 – Collaboration Agreement with Eli Lilly and Company

In November 2006, the Company entered into an agreement with Eli Lilly and Company (“Lilly”) to develop therapeutics to treat AD.  Pursuant to the terms of the agreement, the Company received $2 million in cash, including an equity investment of $500,000, from Lilly, plus it will receive annual research and development support for the duration of the collaboration agreement.  In addition, Lilly will, based on the achievement of certain defined milestones, provide the Company over time with up to $20 million in milestone payments for advancing the Company’s proprietary target to a therapeutic compound.  The collaboration has also made progress on other targets that are part of the collaboration that could provide milestone payments to the Company over time of up to $10 million for advancing each of these other targets to a therapeutic compound.  There is no limit to the number of targets that the Company could receive milestone payments from Lilly.  There are no assurances that any milestones will be met.  Royalties are to be paid to the Company for AD drug compounds brought to market that result from the collaboration.  There is no limit on the number of drug compounds for which royalty payments may be due to the Company.  Lilly received the exclusive worldwide rights to the intellectual property related to the Company’s expertise in understanding the molecular neuropathology of AD as it pertains to the formation of neurofibrillary tangles.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales and marketing of AD therapeutics developed from the collaboration.  The Company recorded $1,000,000 received in 2006 as deferred revenues and amortized the deferral over 36 months through November 2009.  Included in collaboration revenues in 2009 and 2008 is an amortization of these deferred revenues of $301,399 and $333,333, respectively.  In addition, $66,173 of legal fees directly associated with the agreement were included in prepaid assets and were amortized over 36 months through November 2009.

  In December 2009, the Company announced an increase in the scope of its agreement with Lilly.  The Company received $750,000 as compensation for technology provided to Lilly upon signing the amendment to the original agreement, which is included in collaboration revenues in 2009.  The Company may receive up to an additional $25.5 million based on achievement of identified milestones in the additional agreement.  Royalties are to be paid to the Company for AD drug compounds brought to market that result from the collaborations.  Also included in collaboration revenues in 2009 and 2008 is $500,000 received as research and development support.

Note 3  -  Property and Equipment

Property and equipment consist of the following:

	December 31,2009	December 31, 2008

Equipment	$2,072,408	$2,072,119
Equipment held under capital lease	11,766	11,766
Leasehold improvements	84,613	84,613
	2,168,787	2,168,498
Less accumulated depreciation and Amortization	(2,163,975)	(2,156,805)

	$4,812	$11,693

Depreciation and amortization expense amounted to $8,893 and $16,484 for the years ended December 31, 2009 and 2008, respectively.

Note 4  -  Warrants

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

The Company, in September 2002, prior to the Merger date, issued warrants to previous investors in the Company.  The majority of these warrants expired, unexercised, in September 2009.

The Company issued 26,668 warrants, in September 2002, to an entity controlled by the two largest shareholders of Hemoxymed (prior to the Merger), in lieu of compensation.  Compensation expense related to the issuance of these warrants was $159,934 in 2002.  These warrants have an exercise price of $6.00 per share, and expire in September 2012.

The Company issued warrants to consultants in September 2003, in lieu of compensation.  Compensation expense related to the issuance of these warrants was $74,077 in 2003.  These warrants expired, unexercised, in September 2008.

The Company issued warrants to a board member and a non-employee in September 2003, in lieu of compensation, for fundraising.  Compensation expense related to the issuance of these warrants was $119,053 in 2003.  These warrants expired, unexercised in September 2008.

The Company issued warrants to consultants in January 2004, in lieu of compensation, for investor relations and business consulting services and included the value of such warrants, $42,705, in general and administrative expenses for the year ended December 31, 2004.  These warrants expired, unexercised in September 2008.

The Company issued warrants to consultants in February 2004, in lieu of compensation, for financial advisory and business consulting services and included the value of such warrants, $109,426, in general and administrative expenses for the year ended December 31, 2004.  These warrants expired, unexercised in February 2009.

The Company issued warrants to investors in the February 2004 offering, to placement agents for the February 2004 offering and to bridge loan investors upon conversion of their bridge loans upon closing the February 2004 offering.  Certain of these warrants were exercised between 2005 and 2007, see below.  The remaining warrants were never exercised, and expired, unexercised in February 2009.

The Company issued warrants to consultants in November 2004, in lieu of compensation, for investor relations and business consulting services and included the value of such warrants, $44,160, in general and administrative expenses for the year ended December 31, 2004.  These warrants expired, unexercised in November 2009.

The Company issued warrants to consultants in November 2004, in lieu of compensation, for financial advisory and business consulting services and included the value of such warrants, $37,910, in general and administrative expenses for the year ended December 31, 2004.  These warrants expired, unexercised in November 2009.

In 2005, 125,192 warrants were exercised and 920 warrants were forfeited by warrant holders.  Net proceeds of $677,134 were received by the Company (at an average exercise price of $5.40 per warrant).

The Company issued 30,750 warrants to bridge loan holders in July 2006.  These warrants have an exercise price of $0.075 per share, and expire in July 2011.

In 2006, 67,140 warrants were exercised and 50 warrants were forfeited by warrant holders.  Net proceeds of $443,455 were received by the Company (at an average exercise price of $6.60 per warrant).

The Company issued 10,000 warrants to a consultant in May 2007, as part of compensation paid to the consultant, for investor relations and business consulting services and included the value of such warrants, $39,491, in general and administrative expenses for the year ended December 31, 2007.  These warrants have an exercise price of $9.15 per share, and expire in May 2012.

The Company issued 207,143 warrants to the investor in the September 2007 offering.  These warrants have an exercise price of $5.70 per share, and expire in September 2012.

In 2007, 338,911 warrants were exercised.  Net proceeds of $1,697,539 were received by the Company (at an average exercise price of $5.10 per warrant).

The Company issued 3,515 warrants to a consultant in April 2008, as part of compensation paid to the consultant, for business consulting services and included the value of such warrants, $4,500, in general and administrative expenses for the year ended December 31, 2008.  These warrants have an exercise price of $2.55 per share, and expire in April 2013.

As of December 31, 2009, the Company has reserved 258,592 shares of Common Stock for the exercise and conversion of the remaining outstanding warrants described above.

A summary of the status of, and changes in, the Company’s warrants as of and for the years ended December 31, 2009 and 2008, is presented below for all warrants issued:

	2009		2008
	Warrants	Weighted- Average-Exercise Price	Warrants	Weighted- Average-Exercise Price
Outstanding at beginning of year	1,442,464	$8.40	1,480,616	$8.10
Granted	-	-	3,515	2.55
Exercised	-	-	-	-
Forfeited	1,183,872	8.99	41,667	4.50
Outstanding at end of year	258,592	$5.48	1,442,464	$8.40

The weighted-average remaining contractual life of the warrants outstanding as of December 31, 2009 is 2.63 years.

Note 5  -  Stockholders' Equity

The stockholders' equity information presented in these financial statements reflects the retroactive recognition of the effects of the Merger (see Note 1), the two recapitalizations of the Company's capital structure, the "1996 Recapitalization", which became effective in March 1996 and the "2001 Recapitalization", which became effective in November 2001, and the Company’s 1-for-30 reverse stock split in June 2009.  The 1996 Recapitalization consisted of (i) the conversion of each share of outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of the Company into one share of Common Stock, (ii) a 1.0-for-10.6 reverse split of the outstanding shares of Common Stock, and (iii) a reduction in the number of authorized shares of Common Stock and Preferred Stock from 50,000,000 to 20,000,000 and 35,000,000 to 15,000,000, respectively.  The 2001 Recapitalization consisted of (i) the conversion of each share of outstanding Series C Convertible Preferred Stock of the Company into two shares of Common Stock, (ii) the conversion of each share of outstanding Series D Convertible Preferred Stock of the Company into three and one-third shares of Common Stock, (iii) the conversion of convertible debt plus accrued interest into five shares of Common Stock for each $1.50 of convertible debt, and (iv) an increase in the number of authorized shares of Common Stock from 20,000,000 to 50,000,000 (See Note 11).  The Company’s 1-for-30 reverse stock split in June 2009 consisted of (i) a 1.0-for-30.0 reverse split of the outstanding shares of Common Stock, and (ii) a reduction in the number of authorized shares of Common Stock from 200,000,000 to 100,000,000.  The number of authorized shares of Preferred Stock did not change.

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

In September 2008, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock at any time prior to June 30, 2009 at a ratio between 1-for-20 and 1-for-30 as determined by the Company’s Board of Directors and to decrease the Company’s authorized common stock from 200 million shares to 100 million shares.  In June 2009, the Board of Directors approved and consummated a 1-for-30 reverse stock split.  All share amounts in the consolidated financial statements have been retroactively restated to reflect the reverse stock split for all periods presented.  In the Consolidated Statements of Stockholders’ Equity/(Deficit), the Company has elected to present each issuance of Preferred Stock, which was subsequently converted to Common Stock, as Common Stock as of the date of each issuance of Preferred Stock.

Original Issuances of Preferred Stock

In July 1993, the Company issued 89,050 shares of Series A Convertible Preferred Stock (“Series A”).  These shares were subsequently converted to 5,532 shares of Common Stock.

In September through December 1993, the Company issued 408,967 shares of Series B Convertible Preferred Stock (“Series B”).  These shares were subsequently converted to 25,403 shares of Common Stock.

In March through May 1994, the Company issued 286,047 shares of Series B.  These shares were subsequently converted to 17,768 shares of Common Stock.

In December 1995, the Company issued 12,500 shares of Series C Convertible Preferred Stock (“Series C”).  These shares were subsequently converted to 16,461 shares of Common Stock.

In December 1995, the Company issued 17,446 shares of Series C.  These shares were subsequently converted to 22,973 shares of Common Stock.

In March through July 1996, the Company issued 125,485 shares of Series C.  These shares were subsequently converted to 165,239 shares of Common Stock.

In January through May 2000, the Company issued 22,274 shares of Series D Convertible Preferred Stock (“Series D”).  These shares were subsequently converted to 48,884 shares of Common Stock.

Current Issuances of Common Stock

In November 2001, as part of the 2001 Recapitalization, $2,038,881 of convertible debt, including accrued interest, was converted to 149,155 shares of Common Stock.

In January through June 2002, the Company issued 128,223 shares of common stock through a private placement, and upon conversion of bridge loans, plus accrued interest.

In June 2002, the Company issued 111,843 shares of Common Stock to Company officers, consultants and vendors in exchange for a reduction of $750,000 of amounts due.

In June 2002, the Company issued 5,229 shares of Common Stock to certain warrant holders in exchange for the conversion of 21,672 warrants.

In September 2002, the Company repurchased 777 shares of Common Stock.

In September 2002, certain shareholders of a predecessor of the Company were issued, in exchange for past services, 52,075 seven-year warrants exercisable at $0.003 to purchase shares of Common Stock.

In September 2002, an entity controlled by the two largest shareholders of the Company prior to the merger were issued, in lieu of compensation, 26,667 five year warrants exercisable at $6.00 to purchase shares of Common Stock.  Expense of $159,934 was included in general and administrative expense for the issuance of these warrants.

In September 2003, a director of the Company and an advisor were issued, in lieu of compensation for fund raising activities, 41,667 five-year warrants exercisable at $4.50 to purchase shares of Common Stock.  Expense of $119,053 was included in general and administrative expenses for the issuance of these warrants.

In September 2003, two entities were issued, in lieu of compensation, 28,334 five-year warrants exercisable at $6.00 to purchase shares of Common Stock.  Expense of $74,077 was included in general and administrative expenses for the issuance of these warrants.

In February 2004, the Company completed an $8,000,000 private placement (net proceeds of $7,354,054).  The private placement included accredited institutional investors and accredited individuals.  In conjunction with this financing, the Company issued an aggregate of 1,066,667 units priced at $7.50 per unit to investors.  Each unit consisted of one share of common stock of the Company and a five-year warrant exercisable to purchase one share of common stock of the Company at an exercise price of $9.00.  The warrants issued to investors were immediately exercisable.

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

In accordance with generally accepted accounting principles at the time of the transaction, the fair value of the warrants was accounted for as a liability, with an offsetting reduction to additional paid-in capital at the closing date (February 6, 2004).  The warrant liability, net of the liquidated damages, was reclassified to equity on July 28, 2004, when the registration statement became effective.

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

The Company paid the placement agent and its sub-agents $560,000 in cash as fees for services performed in conjunction with the private placement.  The Company also incurred $85,946 in other legal and accounting fees.  The Company also issued a five-year warrant to purchase 106,667 shares of common stock of the Company at an exercise price of $9.00 per share to the placement agent and its sub-agents in the private placement.  The warrants issued to the placement agent were exercisable commencing on February 6, 2005.  The warrants that had not previously been exercised, expired in February 2009.  The fair value of the warrants was computed as $875,407 based on the Black-Scholes option-pricing model with the following assumptions:  no dividends; risk-free interest rate of 3.20%; the contractual life of five years and volatility of 75%.  The Company allocated $1,521,353 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the unit holders.  As a result, the Company initially recorded $621,171 of issuance costs as an offset to the liability for common stock warrants related to these fund raising activities in the Company’s consolidated balance sheet.  The Company further recorded $62,582 of amortization expenses from these issue costs as “Costs of fund raising activities” in the statement of operations for the year ended December 31, 2004.

The adjustments discussed above were triggered by the terms of the Company’s agreements for the private placement it completed in February 2004, specifically related to the potential penalties if the Company did not timely register the common stock underlying the warrants issued in the transaction.  The adjustments had no impact on the Company’s working capital, liquidity, or business operations.

Concurrent with the closing of the private placement, bridge investors, who had made loans to the Company over the 18 months prior to February 2004, agreed to convert the $2,610,179 of loans and unpaid interest into units on substantially the same terms as the investors in the private placement.  The conversion terms accepted by the bridge investors were substantially different than the initial conversion terms of the bridge loans.  As a result, the Company accounted for the change in conversion terms as a substantial modification of terms in accordance with generally accepted accounting principles at the time of the transaction.  As a result, the Company recorded a $4,707,939 loss on debt extinguishment in the three month period ended March 31, 2004 for the difference between the carrying value of the bridge loans on the date the conversion terms were modified ($2,610,179) and the fair value of the equity issued under the new conversion terms ($7,318,118).  Upon conversion, the Company issued the bridge investors 348,024 shares of common stock and 382,827 warrants to purchase shares of common stock on the same terms as the unit holders.  The fair value of the common stock was computed as $4,176,286 based on the closing price of the Company’s stock on February 6, 2004.  The fair value of the warrants was determined to be $3,141,832 using the Black-Scholes option-pricing model with the following assumptions:  no dividends; risk-free interest rate of 3.20%; the contractual life of five years and volatility of 75%.  Upon conversion, the $7,318,118 adjusted value of the bridge loans was reclassified as $26,102 of common stock and $7,292,016 of additional paid-in-capital.

In February 2004, the Company issued 13,334 shares of common stock and 13,334 warrants to consultants, in lieu of compensation, for financial advisory and business consulting services valued at $269,426.  Consulting expense related to the issuance of the shares of common stock was $160,000 in 2004 based on the closing price of the Company’s stock on the date of issuance.  Expense related to the issuance of the warrants of $109,426 was included in general and administrative expenses.  These warrants had an exercise price of $9.00 per share, and expired, unexercised in February 2009.

In February 2004, the Company issued 3,334 shares of common stock to a consultant, in lieu of compensation, for financial advisory and business consulting services.  Expense of $40,000 was included in general and administrative expenses.

In November 2004, the Company issued 3,333 shares of common stock to a consultant, in lieu of compensation, for scientific consulting services.  Expense of $25,000 was included in research and development expenses.

During 2005, The Company issued 125,192 shares of common stock to warrant holders upon exercise of warrants.

In August 2006, the Company’s Board of Directors granted 13,334 shares of restricted common stock to the Company’s President and CEO under terms of her employment.  These restricted shares were issued in 2007 and vest over a three-year period.  Expense of $45,804 and $19,100 was included in general and administrative expense in 2007 and 2006, respectively.

In October 2006, the Company issued 9,062 shares of common stock to a consultant, as part of the compensation to the consultant, for executive search services.  Expense of $62,524 was included in general and administrative expenses.

In November 2006, the Company sold 37,202 shares of common stock to Eli Lilly and Company for $500,000 (see Note 2).

During 2006, the Company issued 67,140 shares of common stock to warrant holders upon exercise of warrants.

During 2006, the Company issued 17,007 shares of common stock to option holders upon exercise of options.

In September 2007, the Company sold 690,476 shares of common stock, along with 207,143 warrants to purchase shares of common stock) to an investor in the September 2007 Placement for $2,900,000.

During 2007, the Company issued 338,911 shares of common stock to warrant holders upon exercise of warrants.

In December 2007, the Company issued 17,544 shares of restricted common stock to the Company’s President and CEO under terms of her employment.  These restricted shares vest over a three-year period.  Expense of $20,761 was included in general and administrative expense in 2007.

In August 2009, the Company issued 153,846 shares of restricted common stock to the Company’s President and CEO under terms of her employment.  These restricted shares vest over a three-year period.  Her employment terminated as of August 31, 2009 and 51,282 of these shares of restricted common stock were vested upon her termination.  In addition, 5,847 shares of restricted common stock issued in 2007 were not vested upon her termination.  The net shares of restricted common stock issued in 2009 were 45,435, which resulted in expense of $29,533 being included in general and administrative expense in 2009.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, either voluntary or involuntary, the holders of Preferred Stock are entitled to receive a liquidation preference, adjusted for combinations, consolidations, stock splits or certain issuances of Common Stock.  After payment has been made to the holders of Preferred Stock of the full amounts to which they shall be entitled, the holders of the Common Stock shall be entitled to receive ratably, on a per share basis, the remaining assets.  As of December 31, 2009, no Preferred Stock is outstanding.  The Company has reserved 258,592 shares of Common Stock for the exercise and conversion warrants, and 625,683 shares of Common Stock for the exercise and conversion of stock options.

Note 6  -  Stock Option Plan

The Company executed a 1-for-30 stock split in June 2009.  The number of stock options and exercise prices discussed in these financial statements reflect this reverse stock split and all other Company recapitalizations as if they had occurred from the inception of the Company.

As of December 31, 2002, the Board of Directors approved the Hemoxymed, Inc. (now called Applied NeuroSolutions, Inc.) Stock Option Plan.  This plan is identical to the MGC pre-merger plan (discussed below), with an increase in the number of options in the plan to 400,000.  Shareholder approval was obtained in 2003.

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

In April 2001, the Board of Directors granted 439 options to a non-employee exercisable at $45.00 per share, which vest monthly over a twenty-four month period.  Compensation expense of $24,170 was recorded to reflect the fair value of these options.

In July 2001, the Board of Directors granted 220 options to an employee exercisable at $45.00 per share, which vest one-fourth per year beginning July 2002.  These options were forfeited during 2002.

In November 2001, the Board of Directors granted 68,364 options exercisable at $9.00 per share which vest one-fourth immediately and one-fourth per year beginning November 2002.  Non-employees were granted 4,829 of these options, which were vested immediately.  Compensation expense of $53,174 was recorded to reflect the fair value of options issued to non-employees.

In June 2002, the Board of Directors granted 14,472 options exercisable at $4.50 per share which vest one-fourth immediately and one-fourth per year beginning in June 2003.  Non-employees were granted 1,115 of these options.  Compensation expense of $6,136 was recorded to reflect the fair value of options issued to non-employees.

In June 2002, the Board of Directors approved adjusting the exercise price of 146,636 options to $4.50 per share.  This changed the accounting treatment for these stock options to variable accounting until they are exercised.  For the year ended December 31, 2003, the Company recorded compensation expense under variable accounting equal to $604,100 related to these modified options.  For the year ended December 31, 2002, no compensation expense had been recorded related to these modified options as the Company’s stock price was below $4.50 as of December 31, 2002.

In September 2003, the Board of Directors granted 177,900 options exercisable at $4.50 per share which vest one-fourth immediately and one-fourth per year beginning in September 2004.  Non-employees were granted 25,067 of these options.  Compensation expense of $80,975 was recorded to reflect the fair value of options issued to non-employees.

In November 2004, the Board of Directors granted 4,000 options exercisable at $5.10 per share which vest one-fourth immediately and one-fourth per year beginning in November 2005.

In April 2005, the Company granted 134,839 stock options to employees, officers, independent directors and a consultant, of which 110,086 options were granted to executive officers and directors, 18,086 options were granted to employees, and 6,667 options were granted to a consultant.  Compensation expense of $31,870 was recorded to reflect the fair value of options issued to the consultant.  In addition, the Company granted 10,000 stock options to independent directors in the second half of 2005.  The 120,086 stock options granted to executive officers and independent directors in 2005 were not approved by the Company’s stockholders at the Company’s Annual Stockholder Meeting on June 20, 2006 and were cancelled and not reissued.  Included in general and administrative expense and research and development expense in the quarter ended June 30, 2006 was a non-cash expense of $80,165 and $117,460, respectively, to record unrecognized compensation costs on these options.

In January 2006, 3,135 options were exercised at an average exercise price of $4.50 and 22,556 options with exercise prices ranging from $4.50 to $159.00 expired, unexercised.  In May 2006, 1,427 options with an exercise price of $4.50 expired, unexercised.

On June 20, 2006, at the Company’s Annual Stockholder Meeting, the stockholders voted against increasing the maximum allowable shares of common stock issuable under the Company’s 2003 stock option plan from 400,000 shares to 666,667 shares and voted against ratification of the 120,086 options granted to executive officers and independent directors in 2005.  Thus, these 2005 stock options were cancelled and not reissued, and consequently, became available for future grants under the Company’s 2003 stock option plan.

On June 27, 2006, the Board of Directors approved a grant of 20,000 stock options to independent directors or the Company.

On June 27, 2006, the Board of Directors also approved a grant of 133,334 stock options to the Company’s new Chairman.  This option grant was not made under the Company’s 2003 stock option plan, but was made in consideration of the engagement of the new Chairman.

On August 29, 2006, The Board of Directors approved a grant of 200,000 stock options to the Company’s newly appointed President and CEO.  This option grant was made pursuant to the terms of the new CEO’s employment and was not made under the Company’s 2003 stock option plan.  The Board of Directors also approved a grant to the Company’s new CEO of 13,334 restricted shares of common stock, which grant was made (i) on the same day as the new CEO’s option grants and (ii) pursuant to the terms of the new CEO’s employment.  In addition, the Board of Directors approved a grant to the Company’s new CEO of $100,000 of restricted shares of common stock on both the first and second anniversaries of her employment (August 29, 2007 and 2008).

On September 7, 2006, the Board of Directors approved a grant of 10,000 stock options to an outside director of the Company.

On October 23, 2007, the Board of Directors approved a grant of 10,000 stock options to a new outside director of the Company.

During 2007, 5,896 stock options expired, unexercised.

On December 7, 2007, the Company’s Chairman stepped down, remaining as a Director, and offered to return to the Company 44,445 unvested stock options.  These options were cancelled and the underlying shares are available for future issuance by the Company.

In March 2008, the Board of Directors approved a compensation plan for independent Directors effective as of January 1, 2008.  As part of the compensation plan, each independent Director will receive an annual stock option grant as of the first Board meeting of the year, valued at $5,000, calculated using a Black-Scholes valuation on the date of the grant.  The stock options will have an exercise price equal to the closing price of the Company’s common stock on the day prior to the grant and will vest on the first business day of January in the following year.  On March 7, 2008, the Company’s four independent Directors each received a grant of 3,907 stock options.  On October 30, 2008, a new independent Director received a pro-rated grant of 669 stock options.  On November 14, 2008, a new independent Director received a pro-rated grant of 640 stock options.

During 2008, 10,661 stock options expired, unexercised.

On February 24, 2009, the Company’s four independent Directors each received a grant of 6,665 stock options under the compensation plan for independent Directors discussed above.  Each option grant was valued at $5,000, calculated using a Black-Scholes valuation on the date of the grant.

On March 6, 2009, the Company entered into stock option exchange agreements with five employees and the Company’s founding scientist.  In return for exchanging 360,465 previously granted stock options with exercise prices ranging from $4.50 to $8.55, the Company issued 120,155 new stock options, 1 new option for every 3 options returned, with an exercise price of $1.485.  This exercise price represented a 25% premium to the Company’s closing price on the day prior to the exchange.  The vesting schedules and the expiration dates of the new options are the same as the vesting schedules and expiration dates of the returned options.  The stock option exchange was approved by the Company’s Board of Directors.

On September 1, 2009, the Board of Directors approved a grant of 203,993 stock options to the Company’s new President and CEO.

During 2009, 12,348 stock options expired, unexercised.

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

As of December 31, 2009, the Company had 332,801 outstanding stock options granted under its 2003 stock option plan and had 292,882 outstanding stock options granted outside the 2003 stock option plan.  As of

December 31, 2009 there was approximately $113,562 of total unrecognized non-cash compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted-average period of 2.75 years.

As of December 31, 2009, 625,683 options were outstanding (395,032 were fully vested and exercisable) at prices ranging from $0.70 to $45.00 per share.

A summary of the status of, and changes in, the Company’s stock options as of and for the years ended December 31, 2009 and 2008, is presented below for all stock options issued to employees, directors and non-employees:

	2009		2008
	Options	Weighted- Average-Exercise Price	Options	Weighted- Average-Exercise Price
Outstanding at beginning of year	647,688	$5.70	641,412	$5.70
Granted	350,808	1.00	16,937	3.00
Exercised	-	-	-	-
Forfeited	372,813	5.99	10,661	6.90
Outstanding at end of year	625,683	$2.89	647,688	$5.70
Options exercisable at end of year	395,030	$4.14	584,640	$5.70

The majority of outstanding stock options at December 31, 2009 have an exercise price greater than the December 31, 2009 market price.  The intrinsic value of options outstanding and options exercisable at December 31, 2009 was $83,637 and $0, respectively.  No options were exercised during 2009.  The intrinsic value at December 31, 2009 of options expected to vest was $83,637.

Stock Options as of December 31, 2009
Exercise Price	Number Outstanding at December 31, 2009	Weighted-Average Remaining Contractual Life	Number Exercisable at December 31, 2009
$0.700	203,993	9.7 years	-0-
1.170	26,660	9.2 years	-0-
1.200	640	8.9 years	640
1.485	118,077	5.6 years	118,077
1.530	669	8.8 years	669
3.000	7,814	8.3 years	7,814
4.500	139,281	3.6 years	139,281
5.100	2,500	4.8 years	2,500
5.700	10,000	7.8 years	10,000
6.000	105,555	6.5 years	105,555
8.250	10,000	6.7 years	10,000
45.000	494	1.2 years	494
	625,683		395,030

Note 7  -  Employee Savings Plan

The Company sponsors a defined contribution benefit plan (the “Savings Plan”) which qualifies under Section 401(k) of the Internal Revenue Code.  The Savings Plan covers all eligible employees who are at least eighteen years of age and have completed six months of service with the Company.  Employee contributions to the Savings Plan are based on percentages of employee compensation plus a discretionary matching contribution by the Company.  Vesting in the Company’s contributions is based on length of service over a five-year period.  The Company amended the Savings Plan, effective January 1, 2001, to increase the Company match from 50% to 100% of the first 5% of an employee’s deferral, subject to certain limitations.  In February 2009, the Company’s Board of Directors suspended the Company match for 2009.  Contributions by the Company for the years ended December 31, 2009 and 2008 were $0 and $36,654, respectively.

Note 8  -  Income Taxes

No Federal or state income taxes have been provided for in the accompanying consolidated financial statements because of net operating losses incurred to date and the establishment of a valuation allowance equal to the amount of the Company's deferred tax assets.  At December 31, 2009, the Company has net operating loss and research and development credit carry-forwards for Federal income tax purposes of approximately $32,000,000 and $820,000, respectively.  These carry-forwards expire between 2010 and 2029.  In 2009, net operating loss carry-forwards of $6,039,518 expired and research and development credit carry-forwards of $208,148 expired.  Changes in the Company's ownership may cause annual limitations on the amount of loss and credit carry-forwards that can be utilized to offset income in the future.  Net operating loss and research and development credit carry-forwards, as of December 31, 2009, expiring over the next five years are as follows:

Year Expiring	Net Operating Loss	Research and Development Credit
2010	$2,100,609	$31,522
2011	2,003,368	21,454
2012	2,398,264	51,237
2013		53,731
2014		48,383
Total	$6,502,241	$206,327

The net deferred tax assets as of December 31, 2009 and 2008 are summarized as follows:

	December 31, 2009	December 31, 2008

Deferred tax assets:

Depreciation	$125,000	$150,000
Net operating loss carry-forwards	12,800,000	14,900,000
Tax credit carry-forwards	820,000	970,000
	13,745,000	16,020,000
Valuation allowance	(13,745,000)	(16,020,000)
Net deferred income taxes	$-	$-

The net change in the valuation allowance during 2009, after taking into account expiring net operating loss and research and development credit carry-forwards, was a decrease of $2,275,000.  The net change in the valuation allowance during 2008 was a decrease of $1,075,000.

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

Future minimum lease payments as of December 31, 2009, under the terms of the operating lease for the facility in Vernon Hills, Illinois are as follows:

Year ending December 31,	Amount

2010	$37,266

Rental expense, including allocated operating costs and taxes, was $123,313 and $125,100 for the years ended December 31, 2009 and 2008, respectively.

Collaboration, Consulting and Licensing Agreements
Under the terms of various license and collaborative research agreements with Albert Einstein College of Medicine (“AECOM”) the Company is obligated to make semi-annual license maintenance payments and quarterly funding payments to support Dr. Davies lab at AECOM.  In addition, the agreements call for royalty and revenue sharing agreements upon the sale and/or license of products or technology licensed under the agreements.  In March 2002, September 2002, October 2006, December 2008 and November 2009 the Company renegotiated various terms of the AECOM agreements.  As part of the December 2008 amendment, AECOM agreed to defer the 2009 semi-annual maintenance payments until the earlier of December 31, 2009 or a fund raise at least equal to $3,500,000. In exchange for this deferral, the Company agreed to prepay the quarterly funding payments that were due in February 2009, May 2009 and August 2009.  This prepayment of $112,500 was made in December 2008.  In the November 2009 amendment, AECOM agreed to defer the 2009 semi-annual license maintenance payments that had previously been deferred until December 31, 2009 and the 2010 semi-annual license maintenance payments until the earlier of December 31, 2010 or a fund raise at least equal to $4,000,000. AECOM also agreed to defer the quarterly funding payment to support Dr. Davies lab at AECOM that was due in November 2009 until February 2010.  The Company is currently in discussions with AECOM on the timing of a payment for AECOM’s percentage of the $750,000 the Company received from Eli Lilly and Company in December 2009.

Total expense for these outside research, collaboration and license agreements, included in research and development expenses, was $500,000 and $500,000 for the years ended December 31, 2009 and 2008, respectively.

The Company has a consulting agreement with Dr. Peter Davies, its founding scientist, which has been renewed through November 2011, but in some instances, may be terminated at an earlier date by the Company and the consultant.  Expense for the consulting agreement, included in research and development expenses, was $108,000 and $108,000 for the years ended December 31, 2009 and 2008, respectively.  In December 2008, Dr. Davies agreed to defer a portion of his monthly consulting fees.  In December 2009, the Company and Dr. Davies agreed to repay Dr. Davies these deferred consulting fees over twelve months in 2010.

Future minimum payments, as of December 31, 2009, under the above agreements are as follows:

Year ending December 31,	Collaborations	Consulting

2010	$887,500	$175,500
2011	500,000	99,000
2012	500,000	-
2013	500,000	-
2014	500,000	-
Total	$2,887,500	$274,500

The Company is obligated to pay AECOM $500,000 each year subsequent to 2009 that the Agreements are still in effect.  In addition, the Company is obligated to pay AECOM a percentage of all revenues received from selling and/or licensing aspects of the AD technology licensed from AECOM that exceeds the minimum obligations reflected in the annual license maintenance payments.  The Company can terminate the Agreements at any time with sixty days written notice, but would be required to return all rights granted under the Agreements to AECOM and reimburse AECOM for any salary obligations undertaken by AECOM for the research projects covered by the Agreements for up to one year from the termination date.  The future minimum payments for 2010 include all amounts deferred from 2009 that are scheduled to be paid in 2010.

Employment Agreement
The Company’s former President and CEO, Ellen R. Hoffing, was employed under the terms of a three-year employment agreement from August 29, 2006 through August 28, 2009.  The employment agreement required written notice at least 60 days prior to the expiration date of the agreement in order to prevent an automatic one-year renewal.  The Company’s Board of Directors provided written notice of non-renewal to Ms. Hoffing on June 23, 2009.

Contingencies
The Company does not maintain any product liability insurance for products in development.  The Company believes that even if product liability insurance were obtained, there is no assurance that such insurance would be sufficient to cover any claims.  The Company is unaware of any product liability claims.

The ability to develop the Company’s technologies and to commercialize products will depend on avoiding patents of others.  While the Company is aware of patents issued to competitors, as of December 31, 2009, the Company was not aware of any claim of patent infringement against it.

In March 2004, the Company was notified by email from Innogenetics, a Belgian biopharmaceutical company involved in specialty diagnostics and therapeutic vaccines, that it believes the CSF diagnostic test the Company has been developing uses technology that is encompassed by the claims of its’ U.S. patents.  Innogenetics also informed the Company that it could be amenable to entering into a licensing arrangement or other business deal with the Company regarding its patents.  The Company had discussions with Innogenetics concerning a potential business relationship, however, until recently, no further discussions had been held since the second quarter of 2006.

The Company has reviewed these patents with its patent counsel on several occasions prior to receipt of the email from Innogenetics and subsequent to receipt of the email.  Based on these reviews, the Company believes that its CSF diagnostic test does not infringe the claims of these Innogenetics patents.  If the Company is unable to reach a mutually agreeable arrangement with Innogenetics, it may be forced to litigate the issue.  Expenses involved with litigation may be significant, regardless of the ultimate outcome of any litigation.  An adverse decision could prevent the Company from possibly marketing a future diagnostic product and could have a material adverse impact on its business.  No reserve has been recorded at December 31, 2009.

Note 10 – Notes Payable

On July 10, 2006, the Company entered into a Note and Warrant Purchase Agreement with private investors pursuant to which the Company sold to the investors 12% senior unsecured notes due January 10, 2007 in the aggregate principal amount of $500,000 (“Bridge Funding”), and five year warrants (the “Warrants”) exercisable to purchase an aggregate of 30,750 shares of the Company’s common stock at an exercise price of $.075 per share.  The Notes, plus accrued interest, were paid in full as of January 10, 2007.  The Notes were not guaranteed by any third party, and not secured by the Company, and were senior to all of the Company’s indebtedness and were non-transferable.

Based on the accounting literature at the time of the transaction, the Company concluded that no obligation should be recorded related to the registration rights for the warrants issued and the cost of the warrants are classified as equity.

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

On December 31, 2008, the Company entered into Convertible Note Purchase Agreements (the “Purchase Agreement”) with private investors pursuant to which the Company sold to the investors 12% convertible notes due June 30, 2010 in the aggregate principal amount of $535,000 (the “Notes”).  $500,000 of the Notes was closed on in December 2008 and is reflected as Notes Payable as of December 31, 2008.  The remaining $35,000 was closed on in January 2009.  The price at which principal of the Notes will be converted into shares of Common Stock (the “Note Conversion Price”) shall be equal to the lesser of (i) the average closing price of the Common Stock on the OTC Bulletin Board for the 20 trading day period immediately preceding the date of the Closing, (ii) $1.20 (as adjusted for the Company’s reverse-stock-split in June 2009), or (iii) the per share price (or conversion price) in any subsequent financing while the debt is outstanding (in each case as such amount is equitably adjusted to reflect any stock split, reverse stock split or stock dividend carried out by the Company).  The current conversion price of $.873 per share was determined by the average closing price of the Company’s common stock for the twenty trading days immediately preceding December 31, 2008, adjusted for the Company’s reverse-stock-split in June 2009.  At December 31, 2008, there is no deemed beneficial conversion feature related to the Convertible Note Payable.  As of December 31, 2009 and 2008, the carrying cost of these notes approximates fair value.  The Notes are not secured and are non-transferable.

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

In September 2008, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock at any time prior to June 30, 2009 at a ratio between 1-for-20 and 1-for-30 as determined by the Company’s Board of Directors and to decrease the Company’s authorized common stock from 200 million shares to 100 million shares.  In June 2009, the Company’s Board of Directors authorized and executed a 1-for-30 reverse stock split.

Note 12 – Quarterly Financial Data (Unaudited)

2009	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total Revenues	$926,400	$208,333	$208,333	$208,333
Total Operating Expenses	491,391	601,853	773,026	732,615
Net Income (Loss)	418,960	(409,428)	(579,537)	(537,737)
Net Income (Loss) Per Share	$0.10	$(0.09)	$(0.13)	$(0.12)

2008
Total Revenues	$213,134	$208,333	$208,333	$208,333
Total Operating Expenses	685,235	794,780	805,271	828,254
Net Income (Loss)	(468,792)	(579,146)	(585,822)	(598,608)
Net Income (Loss) Per Share	$(0.11)	$(0.13)	$(0.13)	$(0.14)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

        (a)    Disclosure Controls and Procedures.   Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described below in the “Report of Management on Applied NeuroSolutions, Inc.’s Internal Control over Financial Reporting”), our chief executive officer and chief financial officer concluded that as of December 31, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The following material weaknesses have been identified by members of our management and reported to the audit committee:

•
We lack segregation of duties in the period-end financial reporting process.  Our Chief Financial Officer (“CFO”) is the only employee with any significant knowledge of generally accepted accounting principles. The CFO is also the sole employee in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.

•	We use accounting software that has inherent control deficiencies over user access and audit trail capabilities.

As of December 31, 2009, our management, with the participation of our chief executive officer and chief financial officer, documented our control environment, however, management did not assess our internal control over financial reporting based on criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  As a result of the material weaknesses described above, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2009.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors as of December 31, 2009, and their ages as of February 28, 2010, are as follows:

Name	Age	Position
Craig S. Taylor (5)(7)	46	President, Chief Executive Officer, Class II Director and Acting Secretary and Chief Financial Officer
Ellen R. Hoffing (4)	53	Chairman of the Board of Directors & Class II Director
Alan L. Heller (1)(2)(6)	56	Class III Director
Edward A. Ogunro (2)(3)	57	Class I Director
Gary C. Parks (1)	59	Class III Director
David C. Tiemeier (3)	63	Class I Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of Nominating and Governance Committee
(4)	President and Chief Executive Officer until September 1, 2009
(5)	President, Chief Executive Officer and Class II Director as of September 1, 2009
(6)	Resigned as Class III Director on January 14, 2010
(7)
Effective on March 5, 2010, Mr. Dave Ellison resigned as our Chief Financial Officer and Secretary.  Mr. Craig Taylor is our acting Chief Financial Officer and Secretary until we hire Mr. Ellison’s replacement.

Craig S. Taylor, Ph.D., President and CEO and a Class II director, has been President, Chief Executive Officer and a Director since September 2009 and he has been our acting Chief Financial Officer and Secretary since March 5, 2009.  Dr. Taylor was working as a management consultant prior to joining the Company, and had also worked as a management consultant from 1994 to 1996.  He was previously the CEO of a small private biotech company from 2007 to 2008.  Prior to his tenure at Adams Street Partners, LLC where he was Partner, Direct Venture Capital Investments from 2000 to 2006, Dr. Taylor served as Associate Director of Business Development for G.D. Searle (now part of Pfizer) from 1996 to 2000.  Prior to joining Searle in a business capacity, he served as a Senior Research Biochemist, Project Manager at Abbott Laboratories (NYSE: ABT) in the Diagnostic Division from 1990 to 1993.  Dr. Taylor’s career has blended his scientific and business experience, building from his formal education, having earned both a Ph.D. at Georgetown University, School of Medicine and an MBA from the University of Chicago, Booth School of Business.

Ellen R. Hoffing, a Class II director, was appointed Chairman of the Board of Directors in December 2007 and was President and Chief Executive Officer of the Company from August 29, 2006 to August 31, 2009.  Ms. Hoffing has been a Director since August 29, 2006.  Ms. Hoffing currently serves on the Board of Directors of one other public company, Perrigo Company.  Since 2005, she had been a consultant to healthcare focused companies.  In 2005, Ms. Hoffing was Vice President, Strategic Planning at American Pharmaceutical Partners, a publicly traded specialty pharmaceutical company focused on injectable oncology, anti-infective and critical care products.  From 2002 to 2005, Ms. Hoffing was Vice President, Renal Pharmaceuticals at Baxter Healthcare, a New York Stock Exchange listed company.  From 2001 to 2002, she was Vice President, Strategy and Acquisitions, at Merisant (the maker of Equal®) and from 2000 to 2001, Ms. Hoffing was a strategy and management consultant to healthcare focused companies.  Prior to 2000, Ms. Hoffing took on roles of increasing responsibility in her 17 years at the Searle division of Monsanto, which culminated in her position as Vice President, Global Analytics.

Alan L. Heller, a Class III director until his resignation on January 14, 2010, had been a director since September 2006.  Since March 2006, Mr. Heller has been an Operating Partner at a private equity firm, Water Street Healthcare Partners.  Mr. Heller currently serves on the Board of Directors of one other public company, Savient Pharmaceuticals, Inc.  From November 2004 to November 2005, Mr. Heller was President and Chief Executive Officer of American Pharmaceutical Partners, Inc., a company that develops, manufactures and markets branded and generic injectable pharmaceutical products.  From January 2004 to November 2004 Mr. Heller served as an investment advisor on life science transactions to One Equity Partners, a private equity arm of JP Morgan Chase.  From 2000 to 2004, Mr. Heller also served as Senior Vice President and President Global Renal operations at Baxter Healthcare Corporation.  Prior to joining Baxter, Mr. Heller spent 23 years at G.D. Searle. He served in several senior level positions including Co-President and Chief Operating Officer, with responsibility for all commercial operations worldwide, and Executive Vice President and President, Searle Operations.

Edward A. Ogunro, Ph.D.,, a Class I director, has been a director since October 2008.  Dr. Ogunro recently retired from his position as Senior Vice President, R&D and Medical Affairs and Chief Scientific Officer at Hospira, Inc. where he was part of the executive management team that transitioned the company from a division of Abbott Laboratories in April 2004 to a successful stand-alone entity. Dr. Ogunro joined Abbott Labs as a Research Biochemist in the Diagnostics Division in June 1982 and took on roles of increasing responsibility including Program Director for AxSym, one of the most successful analyzers in the diagnostic industry.  In addition, in his 20 plus years at Abbott Labs, Dr. Ogunro held senior leadership positions including Divisional Vice President, Immunodiagnostics and Chemistry in the Diagnostics Division and Corporate Vice President R&D, Medical and Regulatory Affairs in the Hospital Products Division. Previously, Dr. Ogunro pursued postdoctoral studies and served as an Assistant Professor at Northwestern University Medical School in Chicago.

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

Board of directors committees and other information

Since April 1999, the Company's Certificate of Incorporation and Bylaws have provided that the Company's Board of Directors is divided into three classes with staggered terms of three years each.  In June 2006, the Company's stockholders voted on initial terms for the three classes of directors as set forth in the Company’s By-laws, because the terms for all classes of directors had expired.  As a result of the election of directors in June 2006, the initial term of the directors of the first class (“Class I”) expired in 2007, the initial term of the directors of the second class (“Class II”) expired in 2008 and the initial term of the directors of the third class (“Class III”) expired in 2009.  The Company’s By-laws require that directors who are appointed to fill vacancies must stand for election at the next annual meeting of stockholders and thereafter will stand for election with the other directors in their class.  After the expiration of the initial term, all of the Company's directors serve three year terms and hold office until the third annual meeting of stockholders of the Company following their election to the Board and until their respective successors have been qualified and elected.  Officers are elected by, and serve at the discretion of, the Board of Directors.  On April 20, 2007, Michael Sorell, MD, a Class III director since November 2004, passed away.    On January 30, 2007, Bruce N. Barron, a Class I director since 1994, informed the Company that he would not run for re-election at the Company’s next annual meeting of stockholders, due to an increase in Mr. Barron’s external business commitments. On December 7, 2007, Mr. Barron resigned.  On September 16, 2008, at the Company’s annual stockholders meeting, the Company’s stockholders approved all directors up for election, which included all Class I directors, all Class II directors and all directors who had not previously stood for election.  On October 30, 2008, the Company appointed Edward A. Ogunro, Ph.D. as a Class I director.  On November 14, 2008, the Company appointed Gary C. Parks as a Class III director, replacing Robert S. Vaters, a Class III director since October 2005, who resigned due to an increase in his external business commitments.  On December 17, 2008, Jay B. Langner, a Class II director since July 2005, resigned from the board for personal reasons.  On September 1, 2009, the Company appointed Craig S. Taylor as a Class II director.  On January 14, 2010, Alan L. Heller, a Class III director since September 2006 resigned  due to an increase in his business commitments.

Section 16(a) beneficial reporting compliance

The Company's executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock are required under the Exchange Act to file reports of ownership of Common Stock of the Company with the Securities and Exchange Commission.  Copies of those reports must also be furnished to the Company.  The Company believes that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock have been complied with, except for (i) Messrs. David C. Tiemeier, Gary C. Parks, Edward A. Ogunro and Alan L. Heller, each of whom filed a Form 4 on February 27, 2009 for a stock option grant that occurred on February 24, 2009 and (ii) Craig Taylor who filed a Form 4 on September 4, 2009 for a stock option grant that occurred on September 1, 2009.

Committees

In December 2008, the Board of Directors appointed Gary C. Parks (Chairman) and Alan L. Heller to the Audit Committee.  Mr. Heller resigned from the Board in January 2010 and David C. Tiemeier has been appointed as Mr. Heller’s replacement on the audit committee.  The Audit Committee reviews the scope and results of the Company's financial statements conducted by the Company's independent auditors.  The Committee also reviews the scope of other services provided by the Company's independent auditors, proposed changes in the Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to its internal accounting, and auditing and financial controls.  The Committee makes recommendations to the Board of Directors on the engagement of the independent auditors, as well as other matters that may come before it or as directed by the Board of Directors.  Our Board of Directors has determined that Mr. Parks is an “audit committee financial expert” within the applicable definition of the Securities and Exchange Commission.  Each of Mr. Parks, Dr. Tiemeier and Mr. Heller qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

In November 2008, the Board of Directors appointed Alan L. Heller (Chairman) and Edward A. Ogunro to the Compensation Committee.  Mr. Heller resigned from the Board in January 2010 and Gary C. Parks was added to the Compensation Committee with Dr. Ogunro appointed the Chairman of the Committee.  The Compensation Committee makes decisions concerning matters of executive compensation; administers the Company's executive incentive plans; reviews compensation plans, programs and policies; and monitors the performance and compensation of executive officers.  The goal of our Board of Directors executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining senior management. Each of Dr. Ogunro, Mr. Parks and Mr.

Heller qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

In November 2008, the Board of Directors appointed David C. Tiemeier (Chairman) and Edward A. Ogunro to the Nominating and Governance Committee.  In February 2010, Ellen R. Hoffing replaced Dr. Ogunro on the Committee.  The Nominating and Governance Committee participates in identifying qualified individuals to become directors and determining the composition of the Board and its committees.  In addition, the Committee reviews and recommends to the Board of Directors proposed changes to the Company’s Certificate of Incorporation and By-Laws.  In consultation with the Chairman of the Board, the Chief Executive Officer and the Chairman of the Committee, the committee periodically reviews, revises, interprets and confirms compliance with the Company’s corporate governance policies and corporate governance guidelines.  The committee recommends to the Board of Directors ways to enhance services to and improve communications and relations with the Company’s shareholders; and conducts, in consultation with the Chairman of the Board, the Chief Executive Officer and the Chairman of the Committee, an annual review of the Corporation’s Code of Ethics and Business Conduct.  Each of Dr. Tiemeier and Dr. Ogunro qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).  Ms. Hoffing does not currently qualify as an independent director.

Code of Ethics

Effective June 1, 2005, we adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer and chief financial officer, and any person performing similar functions) and employees.  We have made our Code of Ethics available by filing it as Exhibit 14 with our 2005 Annual Report on Form 10-KSB.  In January 2009, we updated the code of ethics.  The updated code of ethics is included as Exhibit 14 with our 2008 Annual Report on Form 10K.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
The following table sets forth all compensation awarded to, earned by, or paid for services in all capacities during 2009 and 2008 by our President and Chief Executive Officer, Chief Financial Officer, and Chief Scientific Officer.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Craig S. Taylor President & CEO (1)	2009 2008	$ 83,333 0	$ 0 0	$ 0 0	$28,819 0	$ 0 0	$ 112,152 0
Ellen R. Hoffing President & CEO (2)	2009 2008	$221,611 315,000	$ 0 0	$65,631 70,237	$139,530 0	$ 0 0	$ 426,772 385,237
David Ellison CFO (3)	2009 2008	$196,458 205,000	$ 0 0	$ 0 0	$ 0 0	$ 0 12,000	$196,458 217,000
John F. DeBernardis Chief Scientific Officer (4)	2009 2008	$177,292 185,000	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$177,292 185,000

(1)
Dr. Taylor began employment as President and Chief Executive Officer of the Company on September 1, 2009.  On September 1, 2009, The Company’s Board of Directors approved a grant of 203,993 stock options to Dr. Taylor.  This option grant was not made under the Company’s 2003 stock option plan.

(2)
Ms. Hoffing was the President and Chief Executive Officer of the Company from September 1, 2006 to August 31, 2009.  Her minimum annual base salary per her employment agreement was $300,000.  On August 29, 2006, The Company’s Board of Directors approved a grant of 200,000 stock options and a grant of 13,334 shares of restricted common stock to Ms. Hoffing.  The option grant was made pursuant to her employment agreement and was not made under the Company’s 2003 stock option plan.  Ms. Hoffing’s employment agreement called for $100,000 additional grants of restricted stock on the first and second anniversary of her employment.  On October 23, 2007, the Company’s Board of Directors granted Ms. Hoffing 17,544 shares of restricted stock.  The Company’s Board of Directors did not grant any restricted stock to Ms. Hoffing in 2008.  On August 6, 2009, the Company’s Board of Directors granted Ms. Hoffing 153,846 shares of restricted stock.  In December 2007, Ms. Hoffing was appointed as Chairman of the Company’s Board of Directors.  Effective December 1, 2007, the Company’s Board of Directors approved an increase in Ms. Hoffing’s annual base salary to $315,000.  In February 2008, The Company’s Board of Directors approved a $120,000 bonus for 2007 for Ms. Hoffing.  The bonus was made pursuant to her employment agreement.  In order to conserve cash for 2009 operations, the Company’s Board of Directors and Ms. Hoffing agreed to forego any bonus for 2008.  In March 2009, Ms. Hoffing participated in the Company’s stock option exchange program, exchanging her 200,000 stock options for 66,667 new stock options at a lower exercise price.  As of August 31, 2009, the date of Ms. Hoffing’s termination, all her stock options were vested and 56,329 shares of restricted common stock were vested.

(3)
Mr. Ellison was employed as Chief Financial Officer of the Company pursuant to an agreement through October 31, 2007.  Effective November 1, 2007, Mr. Ellison continued in his current position with the Company as an at-will employee with an annual base salary of $205,000.  In 2008, the Company included $12,000 in Mr. Ellison’s compensation to compensate him for unused vacation time that he had been unable to take through December 31, 2007.  On March 5, 2010, Mr. Ellison resigned as our Chief Financial Officer and Secretary.

(3)
Dr. DeBernardis was employed as Chief Scientific Officer of the Company pursuant to an agreement through October 31, 2007.  Effective November 1, 2007, Dr. DeBernardis continued in his current position with the Company as an at-will employee with an annual base salary of $185,000, until he was terminated effective December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END – DECEMBER 31, 2009

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Craig S. Taylor(1)	-	203,993	-	$0.700	9/1/2019	-	-	-	$-

Ellen R. Hoffing	66,667	-	-	$1.485	8/29/2016	-	-	-	$-

David Ellison	769	-	-	$1.485	11/16/2010	-	-	-	$-
	1,829	-	-	$1.485	11/1/2011
	397	-	-	$1.485	6/1/2012
	5,556	-	-	$1.485	9/2/2013

John F. DeBernardis	2,598	-	-	$1.485	11/16/2010	-	-	-	$-
	4,756	-	-	$1.485	11/1/2011
	1,338	-	-	$1.485	6/1/2012
	16,667	-	-	$1.485	9/2/2013

(1)
Dr. Taylor’s unexercised stock options as of December 31, 2009 will become exercisable as follows: 67,998 options will become exercisable on September 1, 2010, 67,998 options will become exercisable on September 1, 2011 and 67,997 options will become exercisable on September 1, 2012.

Employment agreement

Ellen R. Hoffing, the Company’s former President and CEO, was employed under the terms of an employment agreement from August 29, 2006 through August 28, 2009.  Under the terms of her employment agreement, Ms. Hoffing received a minimum base salary of $300,000 per year, plus a bonus of up to 40% of Ms. Hoffing’s base salary upon attainment of performance objectives established by the Company’s Board of Directors and acceptable to Ms. Hoffing.  On August 29, 2006, The Company’s Board of Directors approved a grant of 200,000 stock options and a grant of 13,334 shares of restricted common stock to Ms. Hoffing.  The option grant was made pursuant to her employment agreement and was not made under the Company’s 2003 stock option plan.  Ms. Hoffing’s employment agreement called for $100,000 additional grants of restricted stock on the first and second anniversary of her employment.  On October 23, 2007, the Company’s Board of Directors granted Ms. Hoffing 17,544 shares of restricted stock.  The Company’s Board of Directors did not grant any restricted stock to Ms. Hoffing in 2008.  On August 6, 2009, the Company’s Board of Directors granted Ms. Hoffing 153,846 shares of restricted stock.  Effective December 1, 2007, the Company’s Board of Directors approved an increase in Ms. Hoffing’s annual base salary to $315,000.  In February 2008, The Company’s Board of Directors approved a $120,000 bonus for 2007 for Ms. Hoffing.  The bonus was made pursuant to her employment agreement.  In order to conserve cash for 2009 operations, the Company’s Board of Directors and Ms. Hoffing agreed to forego any bonus for 2008.  In March 2009, Ms. Hoffing participated in the Company’s stock option exchange program, exchanging her 200,000 stock options for 66,667 new stock options at a lower exercise price.  As of August 31, 2009, the date of Ms. Hoffing’s termination, all her stock options were vested and 56,329 shares of restricted common stock were vested.

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

DIRECTOR COMPENSATION - 2009
Name	Fees Earned or Paid in Cash ($)	Stock Awards(3) ($)	Option Awards(3) ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Alan L. Heller(1)	$10,000	$-	$5,000	(4)	$-	$-	$-	$15,000

Ellen R. Hoffing(2)	$12,000	$-	-		$-	$-	$-	$12,000

Edward A. Ogunro(1)	$10,000	$-	$5,000	(4)	$-	$-	$-	$15,000

Gary C. Parks(1)	$10,000	$-	$5,000	(4)	$-	$-	$-	$15,000

David C. Tiemeier(1)	$10,000	$-	$5,000	(4)	$-	$-	$-	$15,000

(1)           Independent Director as of December 31, 2009.
(2)
Not an independent Director as of December 31, 2009.  Ms. Hoffing was the Company’s President and CEO From August 26, 2006 through August 31, 2009.  Ms. Hoffing began receiving $3,000 per month for her duties as Chairman of the Board beginning September 1, 2009.

(3)	The Company’s Independent Board of Directors at December 31, 2009, in aggregate, have –0- stock awards and 55,783 option awards. Ms. Hoffing has 56,329 stock awards and 66,667 option awards.
(4)           Grant date fair value as of February 24, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our securities as of March 5, 2010, by (a) each person known by the Company to be the beneficial owner of more than 5% of any class of the Company’s securities, (b) the Company’s directors, (c) the Company’s executive officers, and (d) all directors and executive officers as a group.  Except as listed below, the address of all owners listed is c/o Applied NeuroSolutions, Inc., 50 Lakeview Parkway, Suite 111, Vernon Hills, Illinois 60061.  As of March 5, 2010, a total of 4,404,375 shares of the Company’s common stock were outstanding.

Nature of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Class (1)

SF Capital Partners, Ltd. c/o Stark Offshore Management LLC 3600 South Lake Drive St. Francis, WI 53235	717,163	(5)	15.6%
Craig S. Taylor (2)	-	(6)	*
Ellen R. Hoffing (3)	124,663	(7)	2.8%
Alan L. Heller (4)	26,072	(8)	*
Edward A.Ogunro (4)	7,334	(9)	*
Gary C. Parks (4)	7,305	(10)	*
David C. Tiemeier (4)	20,572	(11)	*
Benjamin Family Trusts	276,922	(12)	6.2%
All Directors and Officers as a group (6 persons)	185,946	(13)	4.1%

* Indicates ownership of less than 1.0%

(1)
Based on 4,404,375 shares of common stock outstanding as of March 5, 2010, plus each person’s warrants or options that are currently exercisable or that will become exercisable within 60 days of March 5, 2010.

(2)	Director and officer.
(3)	Director and former officer.
(4)	Director.
(5)
Consists of 510,021 of common stock and 207,142 shares of common stock issuable upon the exercise of warrants held by SF Capital Partners Ltd. (“SF Capital”).  Michael A. Roth and Brian J. Stark (the “Reporting Persons”) are the Managing Members of Stark Offshore Management, LLC, (“Stark Offshore”) which acts as investment manager and has sole power to direct the management of SF Capital.  Through Stark Offshore, the Reporting Persons possess voting and dispositive power over the shares of common stock held by SF Capital.

(6)
Dr. Taylor received a grant of 203,993 stock options in September 2009.  None of these options are currently vested.  67,998 vest on September 1, 2010; 67,998 vest on September 1, 2011 and 67,997 vest on September 1, 2012.

(7)
Consists of 1,667 shares of common stock, 66,667 shares of common stock issuable upon the exercise of currently exercisable stock options and 56,329 shares of restricted stock, of which all are vested as of March 5, 2010

(8)	Consists of 5,500 shares of common stock and 20,572 shares of common stock issuable upon the exercise of currently exercisable stock options.
(9)	Consists of 7,334 shares of common stock issuable upon the exercise of currently exercisable stock options.
(10)	Consists of 7,305 shares of common stock issuable upon the exercise of currently exercisable stock options.
(11)	Consists of 20,572 shares of common stock issuable upon the exercise of currently exercisable stock options.

(12)
Consists of 273,588 shares of common stock held by various family trusts and 3,334 shares of common stock held by a family member.  The trustee of these various family trusts is Wilmington Trust Corporation and Wilmington Trust Company, 1100 North Market Street, Wilmington, DE 19890.

(13)
Consists of 7,167 shares of common stock, 131,001 shares of common stock issuable upon the exercise of currently exercisable stock options, and 56,329 shares of restricted stock, of which all are vested as of March 5, 2010.

Securities authorized for issuance under equity compensation plans

In October 2002, the Board of Directors approved a Stock Option Plan (the “Plan”) under which officers, employees, directors and consultants may be granted incentive or non-qualified stock option to acquire common stock.  The incentive stock options granted under the Plan are intended to meet the requirements of Section 322 of the Internal Revenue Code of 1986.  The exercise price of each option is no less than the market price of our stock on the date of the grant, and an option’s maximum term is ten years.  Options typically vest over one to three year periods.  The Plan calls for a maximum of 400,000 options to purchase shares of common stock.  The Plan was approved by shareholders in 2003.  A registration statement, Form S-8, was filed in December 2004, registering the stock option plan.

In 2008, independent directors were granted 16,937 stock options as part of our compensation plan for independent directors.  In addition, 10,663 stock options expired, unexercised in April 2008.

In 2009, independent directors were granted 26,660 stock options as part of our compensation plan for independent directors.  Our new President and CEO was granted 203,993 stock options.  This option grant was not made under the Company’s 2003 stock option plan.  In addition, 12,392 stock options expired, unexercised during 2009.

On March 6, 2009, the Company entered into stock option exchange agreements with five employees and the Company’s founding scientist.  In return for exchanging 360,465 previously granted stock options with exercise prices ranging from $4.50 to $8.55, the Company issued 120,155 new stock options, 1 new option for every 3 options returned, with an exercise price of $1.485.  This exercise price represented a 25% premium to the Company’s closing price on the day prior to the exchange.  The vesting schedules and the expiration dates of the new options are the same as the vesting schedules and expiration dates of the returned options.  The stock option exchange was approved by the Company’s Board of Directors.

Our only equity compensation plan is the Applied NeuroSolutions, Inc. (formerly Hemoxymed, Inc.) 2003 Stock Option Plan.

The following table summarizes outstanding options under our Stock Option Plan as of December 31, 2009.  Options granted in the future under the Plan and outside of the Plan are within the discretion of our Compensation Committee and therefore cannot be ascertained at this time.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options		(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities Reflected in column (a))
Equity compensation plans Approved by security holders	332,801		$3.402	50,192
Equity compensation plans not approved by security holders	292,882	(1)	$2.309	-
Total	625,683		$2.891	50,192

(1) Consists of an option exercisable to purchase 203,993 shares of our common stock that was granted to Craig S. Taylor, our President and Chief Executive Officer and an option to purchase 133,334 shares of common stock that was granted to Robert S. Vaters in connection with his appointment as Chairman of our Board of Directors.  In December 2007, Mr. Vaters stepped down as Chairman, while continuing as a Director of the Company, and returned to the Company 44,445 unvested options from this grant.  A description of the material terms of the option granted to Dr. Taylor is set forth in Part III, Item 11 of this Annual Report.  The option granted to Mr. Vaters is now exercisable for a ten-year period to purchase 88,889 shares of common stock at an exercise price of $6.00 per share (which was the reverse-split adjusted closing price of our common stock on the OTC Bulletin Board on June 23, 2006).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by Baker Tilly Virchow Krause, LLP for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit Fees	$81,000	$82,536
Audit Related Fees	-	345
Tax Fees	-	1,385
All Other Fees	-	-

Total Fees	$81,000	$84,266

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by Baker Tilly Virchow Krause, LLP in connection with statutory and regulatory filings or engagements.

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

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

The Audit Committee has adopted a policy that requires advance approval of all audits, audit-related, tax, and other services performed by our independent registered public accounting firm.  The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services.  Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it.  The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted service, provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting.  All of the services performed by our independent registered public accounting firm during 2009 and 2008 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report.

1.	List of Financial Statements.

The following consolidated financial statements of Applied NeuroSolutions, Inc. and Report of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm, are included in this report:
•	Report of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2009 and 2008
•	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and for the period from March 14, 1992 (inception) to December 31, 2009
•	Consolidated Statements of Stockholders’ Equity/(Deficit) for the years ended December 31, 2009 and 2008 and for the period from March 14, 1992 (inception) to December 31, 2009
•	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from March 14, 1992 (inception) to December 31, 2009
•	Notes to Consolidated Financial Statements for the years ended December 31, 2009 and 2008 and for the period from March 14, 1992 (inception) to December 31, 2009

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

Number	Description
3.1	Certificate of Incorporation, filed as Exhibit C to the Company Proxy Statement on Schedule 14A filed on February 23, 1999 (the "Proxy Statement") and incorporated herein by reference.
3.1.1	Certificate of Amendment of Certificate of Incorporation, filed as Exhibit A to the Company's Proxy Statement on Schedule 14A, filed on June 29, 1999 and incorporated herein by reference.
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

3.1.5
Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated June 5, 2009 and incorporated herein by reference.

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

4.4	Form of Warrant Agreement filed as Exhibit 4.4 to Amendment No. 4 to the 1998 Registration Statement filed on January 29, 2004 and incorporated herein by reference.
4.5	Specimen Unit Certificate filed as Exhibit 4.5 to Amendment No. 5 to the 1998 Registration Statement filed on February 5, 1998 and incorporated herein by reference.
4.6	Hemoxymed, Inc. 2003 Stock Option Plan filed as Appendix B to the Company’s definitive revised information statement on Schedule 14C filed on August 29, 2003 and incorporated herein by reference.#
4.7	Form of warrant agreement, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2007, and incorporated herein by reference.
4.8	Form of convertible note purchase agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2008.

4.9	Form of convertible promissory note, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 31, 2008.
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
10.23
Consulting Agreement, dated as of December 1, 2008, by and between Applied NeuroSolutions, Inc. and Dr. Peter Davies, filed as Exhibit 10.23 to the Company’s annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

10.24
Fourth Amendment Agreement, dated December 1, 2008, between Applied NeuroSolutions, Inc. and Albert Einstein College of Medicine, filed as Exhibit 10.24 to the Company’s annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

10.25	Fifth Amendment Agreement, dated November 1, 2009, between Applied NeuroSolutions, Inc. and Albert Einstein College of Medicine. *
10.26
First Amendment, dated November 25, 2009, between Applied NeuroSolutions, Inc. and Eli Lilly and Company * (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.27
Second Amendment, dated December 20, 2009, between Applied NeuroSolutions, Inc. and Eli Lilly and Company * (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

14	Code of Ethics, amended as of January 1, 2009, filed as Exhibit 14 to the Company’s annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
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

23.1	Consent of Baker Tilly Virchow Krause, LLP.*

31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Exhibit filed herewith.

# Management contract or compensatory plan or arrangement.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NEUROSOLUTIONS, INC.

Dated: March 24, 2010
By: /s/ Craig S. Taylor
      Craig S. Taylor
      Acting Chief Financial Officer
      (Principal Financial
      and Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

March 24, 2010                                                                                  By: /s/ Craig S. Taylor
       Craig S. Taylor
       President, Chief Executive Officer
       & Director & Acting Chief
       Financial Officer
       (Principal Executive Officer and
         Principal Financial and Accounting
         Officer)

March 24, 2010                                                                                  By: /s/ Ellen R. Hoffing
       Ellen R. Hoffing
       Chairman of the Board of Directors

March 24, 2010                                                                                  By: /s/ Edward A. Ogunro
       Edward A. Ogunro
       Director

March 24, 2010                                                                                  By: /s/ Gary C. Parks
       Gary C. Parks
       Director

March 24, 2010                                                                                  By: /s/ David C. Tiemeier
       David C. Tiemeier
       Director