Form 10-Q
period 2010-03-31
APPLIED NEUROSOLUTIONS INC
filed 2010-06-11
CIK 872947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number  001-13835

APPLIED NEUROSOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	39-1661164
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Lakeview Parkway, Suite 111, Vernon Hills, IL  60061
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

The number of shares of issuer’s outstanding common stock, $0.0025 par value, as of June 8, 2010 was 4,404,375.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash	$217,007	$794,003
Prepaids and other current assets	76,339	72,049
Total current assets	293,346	866,052
Property and equipment:
Equipment and leaseholds	2,168,787	2,168,787
Accumulated depreciation and amortization	(2,164,710)	(2,163,975)
Net property and equipment	4,077	4,812
Other assets:
Deposits	8,281	8,281
Total other assets	8,281	8,281
Total assets	$305,704	$879,145

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$68,421	$171,872
Notes payable, net of discount	535,000	535,000
Deferred revenues	187,500	250,000
Accrued collaboration costs	437,500	387,500
Accrued consultant fees	52,625	81,500
Accrued vacation wages	8,834	10,514
Accrued interest	80,724	64,060
Other accrued expenses	13,688	18,019
Total current liabilities	1,384,292	1,518,465

Stockholders’ deficit:
Preferred stock, $0.0025 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0025 par value; 100,000,000 shares authorized; 4,404,375 shares issued and outstanding	325,703	325,665
Treasury stock; 777 shares, at cost	(10,614)	(10,614)
Additional paid-in capital	50,542,686	50,416,754
Deficit accumulated during the development stage	(51,936,363)	(51,371,125)
Total stockholders’ deficit	(1,078,588)	(639,320)
Total liabilities and stockholders’ deficit	$305,704	$879,145

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Period from March 14, 1992 (inception) to
	2010	2009	March 31, 2010
Revenues:
Research agreement revenues	$-	$-	$1,707,500
Collaboration revenues	62,500	208,333	3,312,499
Grant revenues	-	-	669,022
Total revenues	62,500	208,333	5,689,021

Operating expenses:
Research and development	288,538	340,598	34,120,608
General and administrative	322,536	392,017	19,697,899
Loss on impairment of intangible assets	-	-	411,016
Loss on writedown of leasehold improvements	-	-	1,406,057
Total operating expenses	611,074	732,615	55,635,580

Operating loss	(548,574)	(524,282)	(49,946,559)

Other (income) expense:
Interest expense	16,664	15,910	797,068
Interest income	-	(2,455)	(925,358)
Amortization of debt discount	-	-	272,837
Beneficial conversion of debt to equity	-	-	274,072
Inducement to convert debt to equity	-	-	1,631,107
Cost of fundraising activities	-	-	62,582
Loss on extinguishments of debt	-	-	4,707,939
Gain on derivative instruments, net	-	-	(4,894,163)
Net other expense	-	-	63,720
Total other (income) expense	16,664	13,455	1,989,804

Net loss	(565,238)	(537,737)	(51,936,363)

Less: Deemed dividend to common stockholders	-	-	(391,312)
Less: Fair value of induced preferred stock conversion	-	-	(1,866,620)
Net loss attributable to common stockholders	$(565,238)	$(537,737)	$(54,194,295)

Basic and diluted loss per common share:
Net loss attributable to common stockholders per share – basic and diluted	$(0.13)	$(0.12)	$(35.80)
Weighted average shares outstanding	4,392,559	4,340,594	1,513,609

See accompanying notes to consolidated financial statements.

APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Period from March 14, 1992 (inception) to
	2010	2009	March 31, 2010

Cash flows from operating activities
Net loss	$(565,238)	$(537,737)	$(51,936,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	735	2,790	2,651,526
Non-cash expense for equity compensation	-	-	2,379,241
Non-cash expense for equity compensation to employees and directors	24,817	95,032	3,174,791
Non-cash interest expense	16,664	15,910	415,636
Amortization of deferred financing costs	1,030	-	112,030
Non-cash expense for beneficial conversion of debt	-	-	274,072
Non-cash expense for induced conversion of debt	-	-	1,631,107
Non-cash expense for loss on extinguishment of debt	-	-	4,707,939
Non-cash income for gain on derivative instrument, net	-	-	(4,894,163)
Amortization of intangible assets	-	-	328,812
Loss on writedown of leasehold improvements	-	-	1,406,057
Loss on impairment of intangible assets	-	-	411,016
Gain on sale of equipment	-	-	13
Fundraising expense	-	-	62,582
Changes in assets and liabilities:
Accounts receivable	-	4,800	203,290
Prepaids and other assets	4,830	121,066	(60,782)
Accounts payable	(103,451)	(50,668)	165,025
Deferred revenues	(62,500)	291,667	187,500
Accrued collaborator payments	50,000	12,500	437,500
Accrued consultant fees	(28,875)	13,500	77,625
Accrued vacation wages	(1,680)	(1,967)	8,834
Other accrued expenses	(4,331)	(52,398)	136,837
Net cash used in operating activities	(667,999)	(85,505)	(38,119,875)

Cash flows from investing activities
Acquisition of investment securities	-	-	(9,138,407)
Redemption of investment securities	-	-	9,138,407
Acquisition of intangible assets	-	-	(339,829)
Acquisition of equipment and leasehold improvements	-	-	(4,047,786
Net cash used in investing activities	-	-	(4,387,615)

APPLIED NEUROSOLUTIONS, INC. (a development stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Period from March 14, 1992 (inception) to
	2010	2009	March 31, 2010
Cash flows from financing activities
Proceeds from issuance of Preferred Stock	$-	$-	$12,193,559
Proceeds from issuance of units, net of issuance costs	-	-	22,433,555
Proceeds from exercise of warrants	1,153	-	2,819,281
Proceeds from exercise of options	-	-	76,531
Proceeds from issuance of debt	100,000	35,000	635,000
Deferred financing costs incurred	(10,150)	-	(121,150)
Advances from director and shareholders	-	-	120,000
Principal payments under capital lease	-	-	(11,766)
Proceeds from issuance of promissory loans payable	-	-	4,438,491
Payments to shareholders for registration statement penalties	-	-	(84,000)
Payments to repurchase Common Stock	-	-	(10,614)
Payments received for employee stock purchase notes receivable	-	-	235,610
Net cash provided by financing activities	91,003	35,000	42,724,497

Net increase (decrease) in cash	(576,996)	(50,505)	217,007

Cash at beginning of period	794,003	1,045,020	-

Cash at end of period	$217,007	$994,515	$217,007

Supplemental cash flow information
Cash paid for interest	$-	$-	$72,090

Supplemental disclosure of non-cash investing and financing activities
Issuance of stock for prior services	$-	$-	$4,149,521
Intangible assets acquired in exchange for stock	$-	$-	$400,000
Equipment acquired for accounts payable	$-	$-	$31,649
Equipment acquired under capital lease	$-	$-	$11,766
Issuance of stock for promissory loans payable	$-	$-	$2,473,991
Issuance of stock for accrued interest on promissory loans payable	$-	$-	$136,188

See accompanying notes to consolidated financial statements.

 APPLIED NEUROSOLUTIONS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.                      BUSINESS

Applied NeuroSolutions, Inc. (“APNS” or the “Company” or “we”) is a development-stage biotechnology company focused on the development of products for the early diagnosis and treatment of Alzheimer's disease (“AD” or “Alzheimer’s”).

Alzheimer’s Disease
Alzheimer’s disease is the most common cause of dementia among people age 65 and older.  Dementia is the loss of memory, reason, judgment, and language to such an extent that it interferes with a person’s daily life and activities.  Currently it is estimated that over five million people in the U.S., and almost 35 million worldwide, have Alzheimer’s disease and the national cost of caring for people with Alzheimer’s is estimated to exceed $148 billion annually.  By 2050, it is estimated that 16 million people in the U.S. will have Alzheimer’s, and the global prevalence of Alzheimer’s is expected to be greater than 115 million.  (Source: Alzheimer’s Association and Alzheimer’s Disease International)

Current Status of Research and Development Programs
Our diagnostic programs have been the focus of our day-to-day operations.  In late April 2010, we received data from our most recent efforts to develop a serum-based test to detect AD with our technology partner.  A preliminary review of the data suggested we had not yet obtained the results we have felt are necessary to establish the potential for the test to distinguish AD patients from a “normal” population.  Through discussions with potential investors and partners, our Board of Directors determined that we would not be able to continue our diagnostic programs in the near term.  On May 6, 2010, our Board of Directors took action to cease day-to-day operations, including terminating all employees involved in the diagnostic programs.  Over the next two weeks, a thorough review of the data was completed and additional conversations were held with potential investors and partners. On May 27, 2010, having confirmed that the data was not sufficient to validate the test, and having insufficient available funds to continue the development of the serum-based test, our Board of Directors took action to suspend all activity on our diagnostic programs, including shutting down our office and lab space.

The current cash on hand will not be used to advance the development of the diagnostic programs, but will be prioritized to conserve resources as we determine if we can operate as a virtual company to enable us to continue our therapeutic program with Eli Lilly and Company (“Lilly”).  A virtual company would have no full-time employees and no lab and office space, but would operate with a part-time person maintaining the Company’s minimum required tax, accounting, legal and SEC obligations.

On May 12, 2010, we received correspondence from Albert Einstein College of Medicine (“AECOM”) notifying us that AECOM claims we are in breach of our exclusive licensing agreements (“AECOM Agreements”).  If we are in breach of the AECOM Agreements, and we do not cure the breach within sixty (60) days of notice, the Company would be in default of the AECOM Agreements and would no longer have the rights to the licenses that cover virtually all of the Company’s Alzheimer’s disease technology.  In addition, if we are in breach of the AECOM Agreements, and do not cure the breach within sixty (60) days of notice, we would be in default of our collaboration agreement with Lilly.  Lilly has the right to terminate the Lilly agreement if we are in default.  If Lilly terminates the agreement due to our default, Lilly would be obligated to pay us 50% of all fees, milestone payments and royalties, which would have become due under the agreement.

Diagnostic Programs
Prior to the suspension of all activities on our diagnostic programs in May 2010, we were focused on developing serum-based tests to detect AD at an early stage in the disease process.  In July 2009, we announced we had achieved feasibility in our development of a serum-based test related to the diagnosis of patients with AD, and we provided an update in October 2009.  The results of two limited studies achieved sufficient analytical sensitivity to detect tau in serum patient samples.  The protein tau is directly linked to the pathology of Alzheimer’s disease.  This was a key step in the development of a blood-based test to detect AD.  Based on a further analysis of the preliminary data, we believed additional development of the assay, including optimization and validation in key patient population groups, was necessary to determine the specific sensitivity and specificity performance of the assay.  Our focus had been to advance the development of a blood-based test for AD to commercialization, through reference labs under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”).  A serum-based test could be used not only as an aid to early diagnosis of AD, but also as part of a routine annual physical to rule out Alzheimer’s disease.

We have developed a cerebrospinal fluid (“CSF”)-based test that can detect AD at an early stage, as well as identify patients with mild cognitive impairment (“MCI”), who are most likely to progress to AD.  In a research setting, our CSF-based test, which detects a certain AD-associated protein found in the CSF of AD patients, (“P-Tau 231”), has demonstrated an ability to differentiate AD patients from those with other diseases that have similar symptoms.  This test is based on extensive testing in the APNS lab, utilizing in excess of 2,500 CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as age-matched healthy controls.  The CSF-based P-Tau 231 test has demonstrated, based on published research validation studies, overall sensitivity and specificity in the range of 85% to 95%, with sensitivity defined as the percentage of true positives and specificity defined as the percentage of true negatives.

As of March 31, 2010, we had cash of $217,007, which amount has since been further depleted through continued efforts to support our diagnostic programs and the overhead associated with maintaining this Company as a public entity.  As discussed above, beginning in May 2010, we are no longer funding our diagnostic programs, and we are reducing all associated expenses, including terminating all employees involved in the diagnostic programs and shutting down our office and lab space.  The current cash on hand will not be used to advance the development of the diagnostic programs, but will be prioritized to conserve resources as we determine if we can operate as a virtual company to enable us to continue our therapeutic program with Eli Lilly and Company.  Since we do not expect to generate significant revenues in 2010 or 2011, we will be required to imminently raise additional capital in financing transactions, or through some form of collaborative partnership, in order to satisfy our expected cash expenditures during the second quarter of 2010, and beyond.  If we are unable to raise sufficient funds imminently, we will not be able to maintain our licenses; and retain personnel appropriate to operate on a virtual level.  This would cause us to suspend our operations indefinitely, and, most likely, permanently.  We are currently seeking funding and/or a collaborative arrangement to support a virtual company.

Therapeutic Program – Collaboration with Eli Lilly and Company
In November 2006, we entered into a collaboration agreement with Eli Lilly and Company (“Lilly”).  APNS and Lilly are engaged in the discovery and development of novel therapeutics for the development of treatments for Alzheimer’s disease.  APNS has identified various biomarkers that we believe will aid in the development of diagnostics and drug specific diagnostic markers that could also play a role in the development of new AD treatments.

In May 2010, Lilly notified us that it was removing the APNS proprietary target from its official portfolio.  The removal of the target from Lilly’s portfolio means there is no longer cross-functional support (chemistry, toxicity, etc.) for this specific target moving forward, however, Lilly is continuing with biology work to try to strengthen the validation of the target.  The APNS proprietary target was the original target worked on by the collaboration.  There are currently no tau-based targets from the collaboration in the Lilly portfolio. If we are able to maintain our exclusive licenses with AECOM that are used in the collaboration Lilly would, based on the achievement of certain defined milestones, provide us over time with up to a total sum of $20 million in milestone payments for advancing the APNS proprietary target to a therapeutic compound.  The collaboration could provide milestone payments to us over time of up to a total sum of $10 million for advancing other tau-based targets to a therapeutic compound.  Royalties are to be paid to us for AD drug compounds brought to market that result from the collaborations.  If Lilly terminates the agreement due to our default, Lilly would be obligated to pay us 50% of all fees, milestone payments and royalties, which would have become due under the agreement.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales, and marketing of AD therapeutics developed from this collaboration.

In November 2009, we agreed to a one-year renewal of our drug discovery collaboration with Lilly.  We received $250,000 in December 2009 from Lilly for this renewal.  In December 2009, we reached agreement with Lilly to increase the scope of our drug discovery collaboration.  The new target is a pre-portfolio target, currently at a very early stage and cross-functional resources are minimal.  In addition to the financial terms from the original collaboration agreement with Lilly announced in 2006, we received a cash payment of $750,000 upon signing the agreement in December and would receive up to $24.75 million based on achievement of identified milestones.  Royalties would be paid to us for any AD therapies brought to market that result from this addition to the original collaboration agreement.  If Lilly terminates the agreement due to our default, Lilly would be obligated to pay us 50% of all fees, milestone payments and royalties, which would have become due under the agreement.

Lilly remains committed to the collaboration with resources focused on program progress and milestone achievement.  The collaboration may work on additional tau-based targets as it deems appropriate.

Research Products and Services
We currently have the exclusive rights to market a transgenic mouse containing the human tau gene that develops human paired helical filaments, the building blocks of the neurofibrillary tangles, which are known to be involved in the pathology of Alzheimer’s disease.  The pathology in these mice is Alzheimer-like, with hyperphosphorylated tau accumulating in cell bodies and dendrites as neurofibrillary tangles.  In addition, these transgenic mice have exhibited extensive neuronal death that accompanies the tau pathology.  These transgenic mice could be used for testing the efficacy of therapeutic compounds.  To date, no widely accepted animal model that exhibits both AD pathologies has been developed.  The mice are currently available through Jackson Laboratories.  If we lose our exclusive licenses in the AECOM Agreements, we will no longer be able to market the transgenic mouse.

We have also provided diagnostic services to pharmaceutical companies.  Since 2003, we have analyzed approximately 1,500 clinical trial samples with our CSF phosphotau diagnostic assay and have generated approximately $650,000 in revenue.  In addition to generating revenue for us in the past, these research agreements provided useful data to validate our CSF phosphotau assay.  We have not received significant revenue from these services since 2006 and do not have interested parties identified at this time.  As we are no longer funding our diagnostic programs and are in the process of reducing all associated expenses, including shutting down our office and lab space, we will no longer be providing these services.  If we lose our exclusive licenses in the AECOM Agreements, we will no longer be able to provide these services.

We are subject to risks and uncertainties common to small-cap and micro-cap biotech companies, including competition from larger, well-capitalized entities, patent protection issues, availability of funding, and government regulations.  We have experienced significant operating losses since our inception.  As of March 31, 2010, we had an accumulated deficit of approximately $51.9 million.  Notwithstanding payments that we may receive under our collaboration agreement with Eli Lilly and Company, we expect to incur operating losses over the next several years, as our research and development efforts continue.  As of March 31, 2010, we had $217,007 in cash remaining, which amount has since been further depleted through continued efforts to support our diagnostic programs and the overhead associated with maintaining this Company as a public entity.  Through April 2010, we continued to incur liabilities with respect to our various operating expenses, such as compensation, license fees, scientific consulting, development programs, professional fees, rent, insurance, etc.  Beginning in May 2010, we began minimizing our day-to-day operating expenses in order to focus our remaining resources on supporting our collaboration with Lilly and maintaining this Company as a public entity.  If we are unable to raise sufficient funds imminently, we will not be able to maintain our licenses, and retain personnel appropriate to operate at a virtual level.  This would cause us  to suspend our operations indefinitely, and, most likely, permanently.  We are currently seeking funding and/or a collaborative arrangement to support a virtual company.

We currently have no regulatory-approved therapeutic or diagnostic products on the market and have not received any commercial revenue from the sale or license of any such products.

NOTE 2.                      BASIS OF PRESENTATION

The consolidated financial statements include the accounts of APNS and its wholly-owned subsidiaries prior to the Company dissolving its subsidiaries in 2004.  All significant intercompany balances and transactions have been eliminated.  On September 10, 2002, Hemoxymed, Inc. and Molecular Geriatrics Corporation (“MGC”) established a strategic alliance through the closing of a merger (the “Merger”).  The Merger agreement provided that the management team and the Board of Directors of MGC take over control of the merged company.  The transaction was tax-free to the shareholders of both companies.  In October 2003, we changed our name to Applied NeuroSolutions, Inc.  The Merger transaction has been accounted for as a reverse merger.  For financial reporting purposes, MGC, (now APNS), is continuing as the primary operating entity under the Company’s name, and its historical financial statements have replaced those of the Company.  Thus, all financial information prior to the Merger date is the financial information of MGC only.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission regulations for interim financial information.  These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is presumed that users of this interim financial information have read or have access to the audited financial statements of APNS contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

These consolidated financial statements have been prepared in accordance with the provisions for development-stage companies, which are required to employ the same accounting principles as operating companies.

Our financial statements have been prepared assuming that we would continue as a going concern.  We have had recurring net losses, including net losses for each of the years ended December 31, 2009 and 2008, and have an accumulated deficit of approximately $51.9 million as of March 31, 2010.  These conditions raise substantial doubt about our ability to continue as a going concern.  As of March 31, 2010, we had $217,007 in cash remaining, which amount has since been further depleted through continued efforts to support our diagnostic programs and the overhead associated with maintaining this Company as a public entity.  Through April 2010, we continued to incur liabilities with respect to our various operating expenses, such as compensation, license fees, scientific consulting, development programs, professional fees, rent, insurance, etc.  Beginning in May 2010, we began minimizing our day-to-day operating expenses in order to focus our remaining resources on supporting our collaboration with Lilly and maintaining this Company as a public entity.  If we are unable to raise sufficient funds imminently, we will not be able to maintain our licenses, and retain personnel appropriate to operate on a virtual level.  This would cause us to suspend our operations indefinitely, and, most likely, permanently.  We are currently seeking funding and/or a collaborative arrangement to support a virtual company.

We have evaluated subsequent events since March 31, 2010, up to the time of filing this quarterly report on Form 10-Q.

NOTE 3.                      STOCK-BASED COMPENSATION

Reverse Stock Split
In September 2008, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock at any time prior to June 30, 2009, at a ratio between 1-for-20 and 1-for-30, as determined by the Company’s Board of Directors and to decrease the Company’s authorized common stock from 200 million shares to 100 million shares.  In June 2009, the Board of Directors approved and consummated a 1-for30 reverse stock split.  All share amounts in the consolidated financial statements have been retroactively restated to reflect the reverse stock split for all periods presented.

Stock Options
On February 5, 2010, the Board of Directors approved a grant of 7,770 stock options to each of the four outside directors of the Company, (31,080 stock options in total), as part of each outside director’s compensation per the director compensation program.  The value of these options was calculated based on the Black-Scholes valuation model using the following assumptions; risk free interest rate 2.32%; dividend 0.00%; expected volatility 363.32%; and expected life 2 years.  The $20,000 total value of these options is being amortized and included in general and administrative expense, over the vesting life of the options.

On February 24, 2009, the Board of Directors approved a grant of 6,665 stock options to each of the four outside directors of the Company, (26,660 stock options in total), as part of each outside director’s compensation per the director compensation program.  The value of these options was calculated based on the Black-Scholes valuation model using the following assumptions; risk free interest rate 1.03%; dividend 0.00%; expected volatility 219.74%; and expected life 2 years.  The $20,000 total value of these options is being amortized and included in general and administrative expense, over the vesting life of the options.

In March 2009, the Company entered into stock option exchange agreements with five employees and the Company’s founding scientist.  In return for exchanging 360,435 previously granted stock options with exercise prices ranging from $4.50 to $8.55, the Company issued 120,145 new stock options, one new option for every three options returned, with an exercise price of $1.485.  This exercise price represented a 25% premium to the Company’s closing price on the day prior to the exchange.  The vesting schedules and the expiration dates of the new options are the same as the vesting schedules and expiration dates of the returned options.  The stock option exchange was approved by the Company’s Board of Directors.

As of March 31, 2010, 656,763 options were outstanding.  363,881 outstanding stock options were granted under the Company’s 2003 stock option plan and 292,882 outstanding stock options were granted outside the 2003 stock option plan.  As of March 31, 2010, there was approximately $109,746 of total unrecognized non-cash compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted-average period of 2.23 years.

The Company calculates expected volatility for stock options using historical volatility.  The starting point for the historical period used is September 2002, the timing of the Merger.  (See Note 2.)  The Company currently estimates the forfeiture rate for stock options to be minimal.

Restricted Stock
On August 6, 2009, the Board of Directors approved a $100,000 restricted stock grant to the then current President and CEO, per the terms of the President and CEO’s employment agreement.  The grant was for 153,846 shares of restricted common stock based on a $0.65 closing price per share of common stock on the date of the grant.  The President’s last day of employment was August 31, 2009.  One-third of this restricted stock grant comprising 51,282 shares was vested as of the last day of employment.  The remaining two-thirds, or 102,564 shares, were returned to the Company.  In addition, the final one-third of the then President and CEO’s August 2007 restricted stock grant, 5,848 shares, was not vested and was returned to the Company.  As of March 31, 2010, 76,312 fully-vested shares of restricted common stock were outstanding.

NOTE 4.                      NET LOSS PER SHARE

Net loss attributable to common shareholder per share is computed based upon the weighted average number of common shares outstanding during the period.

For each period, net loss attributable to common shareholder per share is computed based on the weighted average number of common shares outstanding with potential equivalent shares from all stock options, warrants, unvested restricted stock, and convertible investor bridge loans excluded from the computation because their effect is antidilutive.  The Company had 656,763 stock options and 243,217 warrants outstanding to issue common stock at March 31, 2010.  The Company had 426,268 stock options and 286,108 warrants outstanding to issue common stock at March 31, 2009.

NOTE 5.                      COLLABORATION AGREEMENTS

Under the terms of various license and collaborative research agreements (the “AECOM Agreements”) with Albert Einstein College of Medicine (“AECOM”), the Company is obligated to make semi-annual license maintenance payments and quarterly funding payments.  In addition, the AECOM Agreements call for royalty and revenue sharing agreements upon the sale and/or license of products or technology licensed under the agreements.  In March 2002, September 2002, October 2006, December 2008, and December 2009, the Company renegotiated various terms of the AECOM Agreements.  As part of the December 2009 amendment, AECOM agreed to defer the 2009 semi-annual license maintenance payments that had previously been deferred until December 31, 2009, and the 2010 semi-annual license maintenance payments until the earlier of December 31, 2010, or a fund raise at least equal to $4,000,000. AECOM also agreed to defer the due date for the November 1, 2009, quarterly research support payment to February 1, 2010.  The deferred quarterly research support payment was made in February 2010.  Additionally, under the terms of the December 2009 amendment, AECOM may, at its option, accept shares of common stock or convertible debt and warrants to reduce all or a portion of the deferred 2009 and 2010 semi-annual maintenance payments in lieu of cash payments.

           In May 2010, the Company received correspondence from AECOM notifying the Company that AECOM claims the Company is in breach of the AECOM Agreements.  The breach asserted by AECOM concerns the timing of a payment for AECOM’s percentage of $750,000 that the Company received from Eli Lilly and Company in December 2009.  The Company believes that it is currently in compliance with the Agreements; however, if the payment is now due, the Company would be in default of the Agreements with AECOM, if it is unable to make the payment.  If the Company is in breach of the AECOM Agreements, and does not cure the breach within sixty (60) days of notice, the Company would be in default of the AECOM Agreements and would no longer have the rights to the licenses that cover virtually all of the Company’s Alzheimer’s disease technology.

The Company has a consulting agreement with Dr. Peter Davies, its founding scientist, which has been renewed through November 2011, but in some instances, may be terminated at an earlier date by the Company and the consultant.  In December 2008, Dr. Davies agreed to defer a portion of his monthly consulting fees.  In December 2009, the Company and Dr. Davies agreed to repay these deferred consulting fees to Dr. Davies over the twelve months of 2010.

Future minimum payments, as of March 31, 2010, under the above agreements are as follows:

Year Ending December 31,	Collaborations	Consulting

2010 – remainder of year	$812,500	$131,625
2011	500,000	99,000
2012	500,000	-
2013	500,000	-
Total	$2,312,500	$230,625

The Company is obligated to pay AECOM $500,000 each year subsequent to 2009 that the Agreements are still in effect.  In addition, the Company is obligated to pay AECOM a percentage of all revenues received from selling and/or licensing aspects of the AD technology licensed from AECOM that exceeds the minimum obligations reflected in the semi-annual license maintenance payments.  The Company can terminate the Agreements at any time with sixty-days’ written notice, but would be required to return all rights granted under the Agreements to AECOM and reimburse AECOM for any salary obligations undertaken by AECOM for the research projects covered by the Agreements for up to one year from the termination date.

NOTE 6.                      SECURITIES PURCHASE AGREEMENT

      In March 2010, we entered into a Securities Purchase Agreement, with an outside investor providing for the issuance of a nine-month 8% Secured Convertible Note due in December 2010, in the principal amount of $100,000 (the “Note”).  The Note is convertible at any time prior to maturity into shares of our common stock at a variable conversion price generally equal to 62.5% of the average of the daily dollar volume-weighted average sale price of our common stock over the ten consecutive trading days immediately preceding the date on which the conversion price is being determined.  On May 11, 2010, we received a letter from counsel for this outside investor, describing their belief that we are in default of the Note.  We do not agree with the assertions in the letter and are in discussions with counsel for this outside investor.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of convertible instruments. The variable conversion option of this Note meets the criteria to be considered an embedded derivative for which the valuation exceeds the face value of the Note, resulting in the debt being recorded at a discount equal to the entire $100,000 note balance. This debt discount will be amortized to interest expense over the term of the loan.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.

Recent Developments

Our diagnostic programs have been the focus of our day-to-day operations.  In late April 2010, we received data from our most recent efforts to develop a serum-based test to detect AD with our technology partner.  A preliminary review of the data suggested we had not yet obtained the results we have felt are necessary to establish the potential for the test to distinguish AD patients from a “normal” population.  Through discussions with potential investors and partners, our Board of Directors determined that we would not be able to continue our diagnostic programs in the near term.  On May 6, 2010, our Board of Directors took action to cease day-to-day operations, including terminating all employees involved in the diagnostic programs.  Over the next two weeks, a thorough review of the data was completed and additional conversations were held with potential investors and partners. On May 27, 2010, having confirmed that the data was not sufficient to validate the test, and having insufficient available funds to continue the development of the serum-based test, our Board of Directors took action to suspend all activity on our diagnostic programs, including shutting down our office and lab space.

Effective with the May 6, 2010 decision to cease day-to-day operations, Craig S. Taylor, Ph.D., who had been the Company’s President and CEO, resigned as an officer and director and the Company’s Board terminated the one other full-time employee, who was fully dedicated to the diagnostic programs.  David Ellison, formerly the CFO of the Company, was asked by the Company’s Board to serve as a consultant to the Company as the acting CEO and CFO.

The current cash on hand will not be used to advance the development of the diagnostic programs, but will be prioritized to conserve resources as we determine if we can operate as a virtual company to enable us to continue our therapeutic program with Eli Lilly and Company (“Lilly”).  A virtual company would have no full-time employees and no lab and office space, but would operate with a part-time person maintaining the Company’s minimum required tax, accounting, legal and SEC obligations.

On May 12, 2010, we received correspondence from Albert Einstein College of Medicine (“AECOM”) notifying us that AECOM claims we are in breach of our exclusive licensing agreements (“AECOM Agreements”).  If we are in breach of the AECOM Agreements, and we do not cure the breach within sixty (60) days of notice, the Company would be in default of the AECOM Agreements and would no longer have the rights to the licenses that cover virtually all of the Company’s Alzheimer’s disease technology.  In addition, if we are in breach of the AECOM Agreements, and do not cure the breach within sixty (60) days of notice, we would be in default of our collaboration agreement with Lilly.  Lilly has the right to terminate the Lilly agreement if we are in default.  If Lilly terminates the agreement due to our default, Lilly would be obligated to pay us 50% of all fees, milestone payments and royalties, which would have become due under the agreement.

In May 2010, we were informed by Eli Lilly and Company that the proprietary target APNS had contributed to the collaboration with Lilly was being removed from its official portfolio.  There are currently no tau-based targets from the collaboration in the Lilly portfolio.

The Company’s Board of Directors and Mr. Ellison are exploring and evaluating options for raising additional capital.  The Company is currently minimizing day-to-day expenses and prioritizing to conserve resources as we determine if we can operate as a virtual company to enable us to continue our therapeutic program with Eli Lilly and Company.  If we are unable to raise any additional funds, we would most likely be forced to permanently shut down our business.

Overview

Applied NeuroSolutions, Inc. (“APNS” or the “Company” or “we”) is a development-stage biotechnology company focused on the development of products for the early diagnosis and treatment of Alzheimer’s disease (“AD” or “Alzheimer’s”).

Alzheimer’s Disease
Alzheimer’s disease is the most common cause of dementia among people age 65 and older.  Dementia is the loss of memory, reason, judgment, and language to such an extent that it interferes with a person’s daily life and activities.  Currently it is estimated that over five million people in the U.S., and almost 35 million worldwide, have Alzheimer’s disease and the national cost of caring for people with Alzheimer’s is estimated to exceed $148 billion annually.  By 2050, it is estimated that 16 million people in the U.S. will have Alzheimer’s, and the global prevalence of Alzheimer’s is expected to be greater than 115 million.  (Source: Alzheimer’s Association and Alzheimer’s Disease International)

Diagnostic Programs
Prior to the suspension of all activities on our diagnostic programs in May 2010, we were focused on developing serum-based tests to detect AD at an early stage in the disease process.  In July 2009, we announced we had achieved feasibility in our development of a serum-based test related to the diagnosis of patients with AD, and we provided an update in October 2009.  The results of two limited studies achieved sufficient analytical sensitivity to detect tau in serum patient samples.  The protein tau is directly linked to the pathology of Alzheimer’s disease.  This was a key step in the development of a blood-based test to detect AD.  Based on a further analysis of the preliminary data, we believed additional development of the assay, including optimization and validation in key patient population groups, was necessary to determine the specific sensitivity and specificity performance of the assay.  Our focus had been to advance the development of a blood-based test for AD to commercialization, through reference labs under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”).  A serum-based test could be used not only as an aid to early diagnosis of AD, but also as part of a routine annual physical to rule out Alzheimer’s disease.

We have developed a cerebrospinal fluid (“CSF”)-based test that can detect AD at an early stage, as well as identify patients with mild cognitive impairment (“MCI”), who are most likely to progress to AD.  In a research setting, our CSF-based test, which detects a certain AD-associated protein found in the CSF of AD patients, (“P-Tau 231”), has demonstrated an ability to differentiate AD patients from those with other diseases that have similar symptoms.  This test is based on extensive testing in the APNS lab, utilizing in excess of 2,500 CSF samples to differentiate patients diagnosed with AD from patients diagnosed with other forms of dementia and relevant neurological diseases, including major depression, as well as age-matched healthy controls.  The CSF-based P-Tau 231 test has demonstrated, based on published research validation studies, overall sensitivity and specificity in the range of 85% to 95%, with sensitivity defined as the percentage of true positives and specificity defined as the percentage of true negatives.

As of March 31, 2010, we had cash of $217,007, which amount has since been further depleted through continued efforts to support our diagnostic programs and the overhead associated with maintaining this Company as a public entity.  As discussed above, beginning in May 2010, we are no longer funding our diagnostic programs, and we are reducing all associated expenses, including terminating all employees involved in the diagnostic programs and shutting down our office and lab space.  The current cash on hand will not be used to advance the development of the diagnostic programs, but will be prioritized to conserve resources as we determine if we can operate as a virtual company to enable us to continue our therapeutic program with Eli Lilly and Company.  Since we do not expect to generate significant revenues in 2010 or 2011, we will be required to imminently raise additional capital in financing transactions, or through some form of collaborative partnership, in order to satisfy our expected cash expenditures during the second quarter of 2010, and beyond.  If we are unable to raise sufficient funds imminently, we will not be able to maintain our licenses; and retain personnel appropriate to operate at a virtual level.  This would cause us to suspend our operations indefinitely, and, most likely, permanently.  We are currently seeking funding and/or a collaborative arrangement to support a virtual company.

Therapeutic Program – Collaboration with Eli Lilly and Company
In November 2006, we entered into a collaboration agreement with Eli Lilly and Company (“Lilly”).  APNS and Lilly are engaged in the discovery and development of novel therapeutics for the development of treatments for Alzheimer’s disease.  APNS has identified various biomarkers that we believe will aid in the development of diagnostics and drug specific diagnostic markers that could also play a role in the development of new AD treatments.

In May 2010, Lilly notified us that it was removing the APNS proprietary target from its official portfolio.  The removal of the target from Lilly’s portfolio means there is no longer cross-functional support (chemistry, toxicity, etc.) for this specific target moving forward, however, Lilly is continuing with biology work to try to strengthen the validation of the target.  The APNS proprietary target was the original target worked on by the collaboration.  There are currently no tau-based targets from the collaboration in the Lilly portfolio. If we are able to maintain our exclusive licenses with AECOM that are used in the collaboration Lilly would, based on the achievement of certain defined milestones, provide us over time with up to a total sum of $20 million in milestone payments for advancing the APNS proprietary target to a therapeutic compound.  The collaboration could provide milestone payments to us over time of up to a total sum of $10 million for advancing other tau-based targets to a therapeutic compound.  Royalties are to be paid to us for AD drug compounds brought to market that result from the collaborations.  If Lilly terminates the agreement due to our default, Lilly would be obligated to pay us 50% of all fees, milestone payments and royalties, which would have become due under the agreement.  Lilly will fund the vast majority of all pre-clinical research and development and will fully finance the clinical testing, manufacturing, sales, and marketing of AD therapeutics developed from this collaboration.

In November 2009, we agreed to a one-year renewal of our drug discovery collaboration with Lilly.  We received $250,000 in December 2009 from Lilly for this renewal.  In December 2009, we reached agreement with Lilly to increase the scope of our drug discovery collaboration.  The new target is a pre-portfolio target, currently at a very early stage and cross-functional resources are minimal.  In addition to the financial terms from the original collaboration agreement with Lilly announced in 2006, we received a cash payment of $750,000 upon signing the agreement in December and would receive up to $24.75 million based on achievement of identified milestones.  Royalties would be paid to us for any AD therapies brought to market that result from this addition to the original collaboration agreement.  If Lilly terminates the agreement due to our default, Lilly would be obligated to pay us 50% of all fees, milestone payments and royalties, which would have become due under the agreement.

Lilly remains committed to the collaboration with resources focused on program progress and milestone achievement.  The collaboration may work on additional tau-based targets as it deems appropriate..

In May 2010, we received correspondence from  AECOM notifying us that AECOM claims we are in breach of our exclusive licensing agreements (“AECOM Agreements”).  If we are in breach of the AECOM Agreements, and do not cure the breach within sixty (60) days of notice, we would be in default of the Lilly agreement.  Lilly has the right to terminate the Lilly agreement if we are in default.  If Lilly terminates the agreement due to our default, Lilly would be obligated to pay us 50% of all fees, milestone payments and royalties, which would have become due under the agreement.

Research Products and Services
We currently have the exclusive rights to market a transgenic mouse containing the human tau gene that develops human paired helical filaments, the building blocks of the neurofibrillary tangles, which are known to be involved in the pathology of Alzheimer’s disease.  The pathology in these mice is Alzheimer-like, with hyperphosphorylated tau accumulating in cell bodies and dendrites as neurofibrillary tangles.  In addition, these transgenic mice have exhibited extensive neuronal death that accompanies the tau pathology.  These transgenic mice could be used for testing the efficacy of therapeutic compounds.  To date, no widely accepted animal model that exhibits both AD pathologies has been developed.  The mice are currently available through Jackson Laboratories.  If we lose our exclusive licenses in the AECOM Agreements, we will no longer be able to market the transgenic mouse.

We have also provided diagnostic services to pharmaceutical companies.  Since 2003, we have analyzed approximately 1,500 clinical trial samples with our CSF phosphotau diagnostic assay and have generated approximately $650,000 in revenue.  In addition to generating revenue for us in the past, these research agreements provided useful data to validate our CSF phosphotau assay.  We have not received significant revenue from these services since 2006 and do not have interested parties identified at this time.  As we are no longer funding our diagnostic programs and are in the process of reducing all associated expenses, including shutting down our office and lab space, we will no longer be providing these services.  If we lose our exclusive licenses in the AECOM Agreements, we will no longer be able to provide these services.

We are subject to risks and uncertainties common to small-cap and micro-cap biotech companies, including competition from larger, well-capitalized entities, patent protection issues, availability of funding, and government regulations.  We have experienced significant operating losses since our inception.  As of March 31, 2010, we had an accumulated deficit of approximately $51.9 million.  Notwithstanding payments that we may receive under our collaboration agreement with Eli Lilly and Company, we expect to incur operating losses over the next several years, as our research and development efforts continue.  As of March 31, 2010, we had $217,007 in cash remaining, which amount has since been further depleted through continued efforts to support our diagnostic programs and the overhead associated with maintaining this Company as a public entity.  Through April 2010, we continued to incur liabilities with respect to our various operating expenses, such as compensation, license fees, scientific consulting, development programs, professional fees, rent, insurance, etc.  Beginning in May 2010, we began minimizing our day-to-day operating expenses in order to focus our remaining resources on supporting our collaboration with Lilly and maintaining this Company as a public entity.  If we are unable to raise sufficient funds imminently, we will not be able to maintain our licenses, and retain personnel appropriate to operate on a virtual level.  This would cause us to suspend our operations indefinitely, and, most likely, permanently.  We are currently seeking funding and/or a collaborative arrangement to support a virtual company.

We currently have no regulatory-approved therapeutic or diagnostic products on the market and have not received any commercial revenue from the sale or license of any such products.

Liquidity and Capital Resources

  In March 2010, we entered into a Securities Purchase Agreement, with an outside investor providing for the issuance of a nine-month 8% Secured Convertible Note due in December 2010, in the principal amount of $100,000 (the “Note”).  The Note is convertible at any time prior to maturity into shares of our common stock at a variable conversion price generally equal to 62.5% of the average of the daily dollar volume-weighted average sale price of our common stock over the ten consecutive trading days immediately preceding the date on which the conversion price is being determined.  On May 11, 2010, we received a letter from counsel for this outside investor, describing their belief that we are in default of the Note.  We do not agree with the assertions in the letter and are in discussions with counsel for this outside investor.  As of March 31, 2010, we had a cash balance of $217,007, including the net proceeds form the $100,000 convertible note, which amount has since been further depleted through continued efforts to support our diagnostic programs and the overhead associated with maintaining this Company as a public entity.  Through April 2010, we continued to incur liabilities with respect to our various operating expenses, such as compensation, license fees, scientific consulting, development programs, professional fees, rent, insurance, etc.  Beginning in May 2010, we began minimizing our day-to-day operating expenses in order to focus our remaining resources on supporting our collaboration with Lilly and maintaining this Company as a public entity.  If we are unable to raise sufficient funds imminently, we will not be able to maintain our licenses, and retain personnel appropriate to operate on a virtual level.  This would cause us to suspend our operations indefinitely, and, most likely, permanently.  We are currently seeking funding and/or a collaborative arrangement to support a virtual company.  As of March 31, 2010, we have approximately 94,700,000 authorized shares of common stock available for issuance, which are sufficient available authorized shares of common stock to issue in a funding and for other uses as deemed appropriate by our Board of Directors.  Further, if we sell additional shares of our capital stock, current ownership positions in our Company will be subject to dilution.  In the event that we are unable to obtain additional capital, we will be forced to further reduce key operating expenditures or to cease operations altogether.

Critical Accounting Policies

Our “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods.  We have identified the following as our critical accounting policies: revenue recognition, research and development, income taxes and net deferred tax asset valuation allowance, and stock-based compensation.  For a discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board, (the “FASB”), issued guidance in the Financial Instrument Topic of the FASB Accounting Standards Codification,  (the “Codification”), on interim disclosures about the fair value of financial instruments.  The guidance requires disclosures about the fair value of financial instruments for both interim and annual reporting period.  The guidance is effective for all interim and annual reporting periods ending after June 15, 2009, and requires prospective application.  The adoption of this guidance had no impact on our financial statements as of March 31, 2010.

In May 2009, the FASB issued guidance in the Subsequent Events Topic of the Codification.  The guidance established general standards for, and disclosure of, events that occur after the balance sheet date but before financial statement issuance, by requiring the disclosure of the date through which subsequent events have been evaluated and the basis for that date.  The guidance is effective for interim or annual financial periods ending after June 15, 2009, and is required to be adopted prospectively.  We adopted this guidance effective for the quarter ended September 30, 2009.  The adoption of this guidance had no impact on our financial statements as of March 31, 2010, other than the additional disclosures.

In August 2009, the FASB issued guidance for “Measuring Liabilities at Fair Value,” (“ASU 2009-05”).  ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the Codification by providing additional guidance clarifying the measurement of liabilities at fair value.  The adoption of ASU 2009-05 did not have a material impact on our financial statements.

 Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date or are not expected to have a material impact on the consolidated financial statements upon adoption.

RESULTS OF OPERATIONS – THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Revenues

We recognized $62,500 of revenues for the three-month period ended March 31, 2010, from the recognition of part of the research and development support received from Eli Lilly and Company related to our drug discovery collaboration, which was renewed for one year in November 2009.  We recognized $208,333 of revenues for the three-month period ended March 31, 2009, from the recognition of part of our initial funds received from our 2006 collaboration with Eli Lilly and Company and recognition of part of the research and development support received from Lilly.

Research and Development

Research and development expenses consist primarily of compensation of personnel and related benefits and taxes; funding for research and development programs; funding of research related to license agreements; scientific consultant expenses; and overhead costs.  Research and development expenses for the three-month period ended March 31, 2010, decreased 15% or $52,060 to $288,538 from $340,598 for the three-month period ended March 31, 2009.  A summary of our research and development expenses is as follows:

	For the Three Months Ended March 31,		Increase/ Decrease
	2010	2009
Compensation, taxes, and benefits	$48,945	$103,082	$(54,137)
Program R&D funding, license fees, and consulting	208,693	201,268	7,425
Rent, telephone, and utilities	27,194	28,149	(955)
Other research and development expenses	3,706	8,099	(4,393)
Total research and development expenses	$288,538	$340,598	$(52,060)

This decrease was primarily due to a decrease in compensation-related expenses related to the elimination of a senior scientific position effective January 1, 2010.  There was no non-cash expense for stock-based payments in the first quarter of 2010 and 2009. The Company is currently minimizing day-to-day expenses and prioritizing to conserve resources as we determine if we can operate as a virtual company to enable us to continue our therapeutic program with Eli Lilly and Company.  We estimate that our ongoing research and development costs, excluding costs associated with our AECOM licenses, would be minimal as a virtual company.

General and Administrative

General and administrative expenses consist primarily of compensation of personnel and related benefits and taxes; public company compliance expenses, including legal and accounting expenses; and occupancy related expenses.  General and administrative expenses for the three-month period ended March 31, 2010, decreased 18% or $69,481 to $322,536 from $392,017 for the three-month period ended March 31, 2009.  A summary of our general and administrative expenses is as follows:

	For the Three Months Ended March 31,		Increase/ Decrease
	2010	2009
Compensation, taxes, and benefits	$132,533	$160,477	$(27,944)
Consulting	19,750	17,500	2,250
Professional fees	85,173	75,436	9,737
Rent, telephone, and utilities	9,207	10,677	(1,470)
Stock option compensation expense	24,817	95,032	(70,215)
Other general and administrative expenses	51,056	32,895	18,161
Total general and administrative expenses	$322,536	$392,017	$(69,481)

This decrease in general and administrative expenses is primarily due to decreases in compensation and related expenses, and stock option compensation expense.  The decrease in compensation and related expenses is due, to decreased compensation and the elimination of an administrative position in July 2009.  SFAS 123R requires companies to measure and recognize compensation expense for all stock based payments at fair value.  Non-cash expense for all stock based payments in the first quarter of 2010 was $24,817 compared with $95,032 for the first quarter of 2009.  This decrease was partially offset by an $18,161 increase in other general and administrative expenses due to increased temporary labor, promotion, and franchise tax expenses, which were offset by lower D & O insurance premiums.  The Company is currently minimizing day-to-day expenses and prioritizing to conserve resources as we determine if we can operate as a virtual company to enable us to continue our therapeutic program with Eli Lilly and Company.  We estimate that our general and administrative costs would be minimal as a virtual company.

Other Income and Expense

Interest expense for the three-month period ended March 31, 2010 was $16,664, compared with $15,910, for the three-month period ended March 31, 2009.  The increase in interest expense is due to the increase in notes payable for the quarter ended March 31, 2010, compared with the quarter ended March 31, 2009.   Interest income for the three-month period ended March 31, 2009, was $2,455.  No interest income was earned during the first quarter of 2010.

We currently do not hedge foreign exchange transaction exposures.  As of December 31, 2009, we did have an amount due in euros to a European collaborator.  Included in accounts payable at December 31, 2009 was an estimate of $21,682 due to this collaborator.  This amount due was settled for $21,527 in January 2010.

ITEM 4.	CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and former principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009.  Our management, with the participation of our chief executive officer, who was also the Acting Chief Financial Officer, effective March 5, 2010, updated the evaluation as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described in the December 31, 2009 “Report of Management on Applied NeuroSolutions, Inc.’s Internal Control over Financial Reporting” which was filed in our annual report on Form 10-K for the year ended December 31, 2009), our chief executive officer concluded that as of March 31, 2010, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

(b)    Internal Controls Over Financial Reporting.    The Company’s Chief Financial Officer resigned effective March 5, 2010, further contributing to a lack of segregation of duties in the period-end financial reporting process, which has been identified as a material weakness by members or our management and reported to the audit committee.  Until a permanent replacement is hired, our chief executive officer will also act as chief financial officer.  In May 2010, the chief executive officer resigned and was replaced by the former chief financial officer who is currently functioning as the Acting CEO and CFO.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS -

In March 2010, the Company entered into a Securities Purchase Agreement, with an outside investor providing for the issuance of a nine-month 8% Secured Convertible Note due in December 2010, in the principal amount of $100,000 (the “Note”).  The Note is convertible at any time prior to maturity into shares of the Company’s common stock at a variable conversion price generally equal to 62.5% of the average of the daily dollar volume-weighted average sale price of the Company’s common stock over the ten consecutive trading days immediately preceding the date on which the conversion price is being determined.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES -

On May 11, 2010, the Company received a letter from counsel for the investor in the Note mentioned above, describing their belief that the Company is in default of the Note.  The Company does not agree with the assertions in the letter and are in discussions with counsel for this outside investor.

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

APPLIED NEUROSOLUTIONS, INC.

Dated: June 10, 2010
By: /s/ David Ellison
Chief Financial Officer
(Principal Financial
and Accounting Officer)